Form 10QSB
period 1999-06-30
DISCOVERY INVESTMENTS INC
filed 1999-07-14
CIK 1083459

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For quarterly period ended June 30, 1999

                                       OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to __________

                           DISCOVERY INVESTMENTS, INC.
                 (Name of Small Business Issuer in its Charter)

                  Nevada                                      88-0409151
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)


                      2980 S. Rainbow Boulevard, Suite 108
                             Las Vegas, Nevada 89146
                    (Address of principal executive offices)

Registrant's telephone number:                                    (702) 248-1047


Former name, former address, and former fiscal year end, if changed since last report:

         The Postal Zip Code has been changed from 89103 to 89146.

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements in the past 90 days

         Yes [X]      No [ ]

Indicate the number of shares outstanding for each of the issuer's classes of Common Stock as of the last practical date:

         Common Stock, Par Value $0.001 Per Share, 2,100,000 Shares Outstanding at June 30, 1999.

Transactional Small Business Disclosure Format

         Yes [X]      No [ ]

                           DISCOVERY INVESTMENTS, INC.

                                TABLE OF CONTENTS



PART I            FINANCIAL STATEMENTS

         Item 1            FINANCIAL STATEMENTS (Unaudited)

                           Balance Sheet....................................     3

                           Statement of Operations..........................     5

                           Statement of Changes in
                           Stockholders' Equity.............................     6

                           Statement of Cash Flows..........................     7

                           Notes to Financial Statements....................     8

         Item 2            Management Discussion and Analysis
                           of Financial Condition and Results
                           of Operations....................................    13


PART II                    OTHER INFORMATION................................    13

                           SIGNATURES.......................................    14

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                     ASSETS



                                                  3 Mos Ending       Year Ended
                                                  June 30,1999       Mar.31,1999
                                                  (Unaudited)        (Audited)
                                                  ------------       -----------
CURRENT ASSETS                                    $         0        $         0
                                                  -----------        -----------

     TOTAL CURRENT ASSETS                         $         0        $         0
                                                  -----------        -----------

OTHER ASSETS                                      $         0        $         0
                                                  -----------        -----------

     TOTAL OTHER ASSETS TOTAL ASSETS              $         0        $         0
                                                  -----------        -----------

     TOTAL ASSETS                                 $         0        $         0
                                                  -----------        -----------


















                 See accompanying notes to financial statements

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                  3 Mos Ending       Year Ended
                                                  June 30,1999       Mar.31,1999
                                                  (Unaudited)        (Audited)
                                                  ------------       -----------
CURRENT LIABILITIES
     Officers Advances (Note 6)                   $    13,225        $         0
                                                  -----------        -----------

TOTAL CURRENT LIABILITIES                         $    13,225        $         0
                                                  -----------        -----------



STOCKHOLDERS EQUITY (Note 1)

Common stock, $.001 par value
authorized 25,000,000 shares
issued and outstanding at
March 31, 1999 - 2,100,000 shares                                    $     2,100
June 30, 1999 - 2,100,000 shares                  $     2,100

     Additional paid in Capital                             0                  0

  Accumulated loss                                    -15,325             -2,100
                                                  -----------        -----------
TOTAL STOCKHOLDERS' EQUITY                        $   -13,225        $         0
                                                  -----------        -----------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                               $         0        $         0
                                                  ===========        ===========


















                 See accompanying notes to financial statements

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                                 Sep.10, 1996
                        3 Mos Ended   3 Mos Ended    Year Ended    Year Ended    (Inception)
                          June 30,      June 30,      March 31,     March 31,    to June 30,
                            1999          1998          1999          1998          1999
                         ----------    ----------    ----------    ----------    ----------
REVENUE:                 $        0    $        0    $        0    $        0    $        0
                         ----------    ----------    ----------    ----------    ----------

EXPENSES:
   General, Selling
   and Administrative    $   13,225    $        0    $        0    $        0    $   15,325
                         ----------    ----------    ----------    ----------    ----------

   Total Expenses        $   13,225    $        0    $        0    $        0    $   15,325
                         ----------    ----------    ----------    ----------    ----------

Net Profit/Loss (-)      $   13,225    $        0    $        0    $        0    $  -15,325
                         ----------    ----------    ----------    ----------    ----------

Net Profit/Loss(-)
per weighted
share (Note 2)           $   -.0063    $      NIL    $      NIL    $      NIL  $     -.0073
                         ----------    ----------    ----------    ----------    ----------


Weighted average
number of common
shares outstanding        2,100,000     2,100,000     2,100,000     2,100,000     2,100,000
                         ----------    ----------    ----------    ----------    ----------


















                 See accompanying notes to financial statements

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                       Additional      Accumu-
                           Common         Stock         paid-in         lated
                           Shares         Amount        Capital        Deficit
                         ---------      ---------      ---------      ---------
Balance,
March 31, 1997              21,000      $   2,100      $       0      $  -2,100

Net loss year ended
March 31, 1998                                                                0
                         ---------      ---------      ---------      ---------

Balance,
December 31, 1997           21,000      $   2,100      $       0      $  -2,100

March 15, 1999
Changed from NO PAR
VALUE to $.001                             -2,079         +2,079

March 15, 1999
Forward Stock Split
100:1                    2,079,000         +2,079         -2,079

Net loss year ended
March 31, 1999                                                                0
                         ---------      ---------      ---------      ---------

Balance,
March 31, 1999           2,100,000      $   2,100      $       0      $  -2,100

Net Loss,
April 1, 1999, to
June 30, 1999                                                           -13,225
                         ---------      ---------      ---------      ---------
Balance,
June 30, 1999            2,100,000      $   2,100      $       0      $ -15,325
                         ---------      ---------      ---------      ---------










                 See accompanying notes to financial statements

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                                      Sep. 10, 1996
                           3 Mos Ended    3 Mos Ended     Year Ended     Year Ended    (Inception)
                             June 30,       June 30,       March 31,      March 31,    to June 30,
                               1999           1998           1999           1998          1999
                           -----------    -----------    -----------    -----------    -----------
Cash Flow from
Operating Activities
Net Loss                   $   -13,225    $         0    $         0    $         0    $   -15,325

Adjustment to reconcile
net loss to net cash
provided by operating
activities                           0              0              0              0              0

Changes in Assets
and Liabilities
Increase in current
Liabilities
Officers Advances              +13,225              0              0              0    $   +13,225
                           -----------    -----------    -----------    -----------    -----------

Net cash used in
operating Activities       $         0    $         0    $         0    $         0    $    -2,100

Cash Flows from
Investing Activities                 0              0              0              0              0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                0              0              0              0         +2,100
                           -----------    -----------    -----------    -----------    -----------

Net increase
(decrease)
in cash                    $         0    $         0    $         0    $         0    $         0

Cash, beginning
of period                            0              0              0              0              0
                           -----------    -----------    -----------    -----------    -----------

Cash, end of period        $         0    $         0    $         0    $         0    $         0
                           -----------    -----------    -----------    -----------    -----------







                 See accompanying notes to financial statements

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                        June 30, 1999, and March 31, 1999


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

         The Company was organized September 10, 1996, under the laws of the State of Nevada as Discovery Investments, Inc., Inc. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Method

                  The Company records income and expenses on the accrual method.

         Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and equivalents

                  The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 1999.

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        June 30, 1999, and March 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Income Taxes

                  Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.


         Loss Per Share

                  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 1999, the Company had no dilative common stock equivalents such as stock options.


         Year End

                  The Company has selected March 31st as its year-end.

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        June 30, 1999, and March 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Year 2000 Disclosure

                  The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities. Since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, there are no material Year 2000 concerns.


NOTE 3 - INCOME TAXES

         There is no provision for income taxes for the period ended February 16, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of March 31, 1999, is as follows:

                 Net operation loss carry forward                     $  2,100
                 Valuation allowance                                  $  2,100

                 Net deferred tax asset                               $      0


         The federal net operating loss carry forward will expire in 2017.

         This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        June 30, 1999, and March 31, 1999


NOTE 4 - STOCKHOLDERS' EQUITY

         Common Stock

         The authorized common stock of Discovery Investments, Inc. consists of 25,000,000 shares with a par value of $0.001 per share.

         Preferred Stock

         Discovery Investments, Inc.  has no preferred stock.


         On September 15, 1996, the Company issued 21,000 shares of its no par value common stock in consideration of $2,100 in cash.

         On March 15, 1999, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001.

         On March 15, 1999, the Company forward split its common stock 100:1, thus increasing the number of outstanding common stock shares from 21,000 shares to 2,100,000.

NOTE 5 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        June 30, 1999, and March 31, 1999


NOTE 6 - RELATED PARTY TRANSACTIONS

         The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE 7 - WARRANTS AND OPTIONS

         There are no warrants or options outstanding to acquire any additional shares of common stock.

ITEM 2

Management's Discussion and Analysis of Financial Condition and
Results of Operation

The Company has not commenced business activities and has no assets or operations. The Company is dependent upon its officers to meet any de minimis costs which may occur.

Jack A. Scott, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that he is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

In addition, since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, the Company will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is assurance that the Company can identify such a business opportunity and consummate such a business combination.


                                     PART II

                                OTHER INFORMATION



Item 1   Legal Proceedings. . . . . . . . . . . . . . . . .  None

Item 2   Changes in the Rights of the Company's
         Security Holders . . . . . . . . . . . . . . . . .  None

Item 3   Defaults by the Company on its Senior
         Securities . . . . . . . . . . . . . . . . . . . .  None

Item 4   Results of Votes of Security Holders . . . . . . .  None

Item 5   Other Information. . . . . . . . . . . . . . . . .

         The officers and directors have no dispositive control over any shares of the Company other than the shares held of record or beneficially.

Item 6   Exhibits and Reports on Form 8-K . . . . . . . . .  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        DISCOVERY INVESTMENTS, INC.


Date: July 9, 1999                      By: /S/ Kimberly Lynn Jack
                                           -----------------------------------
                                            Kimberly Lynn Jack
                                            President