Form 10QSB
period 1999-09-30
DISCOVERY INVESTMENTS INC
filed 1999-11-22
CIK 1083459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1999.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-26175

                           DISCOVERY INVESTMENTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Nevada                                   88-0409151
      -------------------------------                  ------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

    2980 S. Rainbow Boulevard, Suite 108
           Las Vegas, Nevada                                 89146
--------------------------------------------           ----------------
   (Address of principal executive offices)                (Zip Code)

                                       N/A
                 ----------------------------------------------
                 (Former name, former address and former fiscal

                      year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        At September 30, 1999, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements

                                TABLE OF CONTENTS

                                                          PAGE
                                                          ----
BALANCE SHEET - ASSETS                                     1
BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY       2
STATEMENT OF OPERATIONS                                    3
STATEMENT OF STOCKHOLDERS' EQUITY                          4
STATEMENT OF CASH FLOWS                                    5
NOTES TO FINANCIAL STATEMENTS                             6-10

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                     ASSETS

                                     6 Mos Ending   Year Ended
                                     Sep. 30,1999   Mar.31,1999
                                      (Unaudited)    (Audited)
                                     ------------   -----------
CURRENT ASSETS                        $        0    $        0
                                      ----------    ----------
   TOTAL CURRENT ASSETS               $        0    $        0
                                      ----------    ----------
OTHER ASSETS                          $        0    $        0
                                      ----------    ----------
   TOTAL OTHER ASSETS                 $        0    $        0
                                      ----------    ----------
   TOTAL ASSETS                       $        0    $        0
                                      ----------    ----------

    The accompanying notes are an integral part of these financial statements

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                      6 Mos Ending    Year Ended
                                      Sep. 30, 1999  Mar. 31, 1999
                                       (Unaudited)     (Audited)
                                      -------------  -------------
CURRENT LIABILITIES
   Officers Advances (Note 6)             $ 15,654     $      0
                                          --------     --------
TOTAL CURRENT LIABILITIES                 $ 15,654     $      0
                                          --------     --------

STOCKHOLDERS EQUITY (Note 1)

Common stock, $.001 par value
authorized 25,000,000 shares
issued and outstanding at
March 31, 1999 - 2,100,000 shares                      $  2,100
September 30, 1999 - 2,100,000 shares     $  2,100

   Additional paid in Capital                    0            0

   Deficit accumulated during
   Development stage                       -17,754       -2,100
                                          --------     --------
TOTAL STOCKHOLDERS' EQUITY                $-15,654     $      0
                                          --------     --------
TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                       $      0     $      0
                                          --------     --------

    The accompanying notes are an integral part of these financial statements

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                               Sep. 10, 1996
                       3 Mos Ended   3 Mos Ended   6 Mos Ended   6 Mos Ended    (Inception)
                         Sep. 30,      Sep. 30,      Sep. 30,      Sep. 30,     to Sep. 30,
                           1999          1998          1999          1998          1999
                        ----------    ----------    ----------    ----------    ----------
REVENUE:                $        0    $        0    $        0    $        0    $        0
                        ----------    ----------    ----------    ----------    ----------
EXPENSES:
  General, Selling
  and Administrative    $    2,429    $        0    $   15,654    $        0    $   17,754
                        ----------    ----------    ----------    ----------    ----------

  Total Expenses        $    2,429    $        0    $   15,654    $        0    $   17,754
                        ----------    ----------    ----------    ----------    ----------

Net Profit/Loss (-)     $   -2,429    $        0    $  -15,654    $        0    $  -17,754
                        ----------    ----------    ----------    ----------    ----------

Net Profit/Loss(-)
per weighted
share (Note 2)          $   -.0012    $      NIL    $   -.0075    $      NIL    $   -.0085
                        ----------    ----------    ----------    ----------    ----------

Weighted average
number of common
shares outstanding       2,100,000     2,100,000     2,100,000     2,100,000     2,100,000
                        ----------    ----------    ----------    ----------    ----------

    The accompanying notes are an integral part of these financial statements

                           DISCOVERY INVESTMENTS, INC.

                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                Additional     Accumu-
                         Common       Stock       paid-in       lated
                         Shares       Amount      Capital      Deficit
                       ---------    ---------    ---------    --------
Balance,
March 31, 1997            21,000    $   2,100    $       0    $ -2,100
Net loss year ended
March 31, 1998                                                       0
                       ---------    ---------    ---------    --------
Balance,
December 31, 1997         21,000    $   2,100    $       0    $ -2,100

March 15, 1999
Changed from NO PAR
VALUE to $.001                         -2,079       +2,079

March 15, 1999
Forward Stock Split
100:1                  2,079,000       +2,079       -2,079

Net loss year ended
March 31, 1999                                                       0
                       ---------    ---------    ---------    --------
Balance,
March 31, 1999         2,100,000    $   2,100    $       0    $ -2,100

Net Loss,
April 1, 1999, to
September 30, 1999                                             -15,654
                       ---------    ---------    ---------    --------

Balance,
September 30, 1999     2,100,000    $   2,100    $       0    $-17,754
                       ---------    ---------    ---------    --------

    The accompanying notes are an integral part of these financial statements

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Sep. 10, 1996
                             3 Mos Ended     3 Mos Ended     6 Mos Ended    6 Mos Ended       (Inception)
                               Sep. 30,        Sep. 30,        Sep. 30,        Sep 30,        to Sep. 30,
                                 1999            1998            1999            1998            1999
                               --------        --------        --------        --------        --------
Cash Flow from
Operating Activities
Net Loss                       $ -2,429        $      0        $-15,654        $      0        $-17,754

Adjustment to reconcile
net loss to net cash
provided by operating
activities                            0               0               0               0               0

Changes in Assets
and Liabilities
Increase in current
Liabilities
Officers Advances                +2,429               0         +15,654               0        $+15,654
                               --------        --------        --------        --------        --------

Net cash used in
operating Activities           $      0        $      0        $      0        $      0        $ -2,100

Cash Flows from
Investing Activities                  0               0               0               0               0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                 0               0               0               0          +2,100
                               --------        --------        --------        --------        --------

Net increase
(decrease)
in cash                        $      0        $      0        $      0        $      0        $      0

Cash, beginning
of period                             0               0               0               0               0
                               --------        --------        --------        --------        --------

Cash, end of period            $      0        $      0        $      0        $      0        $      0
                               --------        --------        --------        --------        --------


    The accompanying notes are an integral part of these financial statements

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                     September 30, 1999, and March 31, 1999

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

        Cash and equivalents

                The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 1999.

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     September 30, 1999, and March 31, 1999

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

        Loss Per Share

                Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of September 30, 1999, the Company had no dilative common stock equivalents such as stock options.

        Year End

                The Company has selected March 31st as its year-end.

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     September 30, 1999, and March 31, 1999

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

NOTE 3 - INCOME TAXES

        There is no provision for income taxes for the period ended September 30, 1999, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of March 31, 1999, is as follows:

Net operation loss carry forward        $2,100
Valuation allowance                     $2,100

Net deferred tax asset                  $    0

        The federal net operating loss carry forward will expire in 2017.

        This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                     September 30, 1999, and March 31, 1999

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

        On March 15, 1999, the Company filed with the Secretary of State of Nevada, a Certificate of Amendment of its Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001.

        Further, the Company forward split its common stock 100:1, thus increasing the number of outstanding common stock shares from 21,000 shares to 2,100,000.

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

                     September 30, 1999, and March 31, 1999

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

Item II.  Management's Discussion and Analysis or Plan of
          Operation

Results of Operation.

        The Company has not commenced business activities and has no assets or operations. The Company has commenced negotiations with the shareholders of LLO-Gas, Inc., a Delaware corporation, to acquire the company. See Part II, Item 5, below. Until such time as the Company has completed this acquisition, the Company is dependent upon its officers to meet any de minimis costs which may occur.

        Kimberly Lynn Jack, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

        In addition, since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, the Company will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity and consummate such a business combination.

                                     PART II

                                OTHER INFORMATION

Item 1 -       Legal Proceedings ...........................................None

Item 2 -       Changes in the Rights of the Company's
               Security Holders ............................................None

Item 3 -       Defaults by the Company on its

               Senior Securities ...........................................None

Item 4 -       Submission of Matter to Vote of Security
               Holders .....................................................None

Item 5 -  Other Information

        The Company has entered into a Letter of Intent to acquire all of the issued and outstanding stock of LLO-Gas, Inc., a Delaware corporation, in exchange for not to exceed 8,500,000 shares of the common stock of the Company. LLO-Gas, Inc. owns seven (7) ARCO AM/PM gas station/convenience stores recently acquired from Atlantic Richfield Company, a Delaware corporation. The total purchase price paid by LLO-Gas, Inc. on or about October 26, 1999 to Atlantic Richfield Company was the approximately sum of $9,467,000. Credit Suisse/CSFC provided secured financing in the approximate sum of $7,750,000 to LLO- Gas, Inc. to complete the transaction and the balance of the funds was provided by unsecured loans from third parties or from cash contributions or loans to LLO-Gas, Inc. by its shareholder(s). The Company and the shareholder(s) of LLO-Gas, Inc. are in the process of completing the definitive agreements covering the proposed transaction which will include LLO-Gas, Inc.'s, representations and warranties satisfactory to the parties that LLO-Gas, Inc. will have proper financial information and such additional information so that the Company can file all applicable documents to comply with the Securities Act of 1934, as amended.

Item 6 -  Exhibits and Reports on Form 8-K .................................None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 1999                           DISCOVERY INVESTMENTS, INC.
                                                   (Company)

                                                   By: /s/ Kimberly Lynn Jack
                                                      --------------------------
                                                   Kimberly Lynn Jack
                                                   President