Form 10KSB
period 1999-12-31
DISCOVERY INVESTMENTS INC
filed 2000-04-17
CIK 1083459

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

        (Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended December 31, 1999
                                    -----------------

[_] Transition report under to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ___________________ to ________________

          Commission file number 000-26175
                                 ---------

                          DISCOVERY INVESTMENTS, INC.
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

               Nevada                                    88-049151
-------------------------------------     --------------------------------------
    (State or Other Jurisdiction of          (IRS Employer Identification No.)
    Incorporation or Organization)

23805 Stuart Ranch Road,  Suite 220, Malibu, CA                   90265
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

                                (310) 456-8494
--------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

                                                      Name of Each Exchange
             Title of Each Class                       on Which Registered
             -------------------                       -------------------

          __________________________             ___________________________
          __________________________             ___________________________

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value
     --------------------------------------------------------------------
                               (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                                                      ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State issuer's revenues for its most recent fiscal year: $3,680,003.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $10,500,000 as of April 7, 2000.

          Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

     ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

     Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No __

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 14,000,000 as of April 7, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 1999).

     No documents are incorporated by reference into this Annual Report on Form 10K-SB.

     Transitional Small Business Disclosure Format (check one): Yes __ No X
                                                                         ---

                          DISCOVERY INVESTMENTS, INC.

                          ANNUAL REPORT ON FORM 10-KSB
                      For the Year Ended December 31, 1999

                               TABLE OF CONTENTS

                                                                                                                    Page No.
                                                                                                                    --------
PART 1
Item 1.     Description of Business...............................................................................      1

Item 2.     Description of Property...............................................................................     15

Item 3.     Legal Proceedings.....................................................................................     16

Item 4.     Submission of Matters to a Vote of Security Holders...................................................     17

PART II

Item 5.     Market for Common Equity and Related Shareholder Matters..............................................     18

Item 6.     Management's Discussion and Analysis or Plan of Operation.............................................     20

Item 7.     Financial Statements..................................................................................     26

Item 8.     Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure............................................................................     27
PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
              Compliance With Section 16(a) of the Exchange Act...................................................     28

Item 10.    Executive Compensation................................................................................     29

Item 11.    Security Ownership of Certain Beneficial Owners
              and Management......................................................................................     30

Item 12.    Certain Relationships and Related Transactions........................................................     31

PART IV

Item 13.    Exhibits and Reports on Form 8-K......................................................................     32

SIGNATURES..................................................................... ..................................     41

     Certain statements contained in this Annual Report on Form 10-KSB that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position and expectations about future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Annual Report on Form 10-KSB are qualified in their entirety by this statement.

                                     PART I

Item 1.  Description of Business

General

     Discovery Investments, Inc. ("DCIV"), through its wholly-owned operating subsidiary, LLO-Gas, Inc. ("LLO-Gas"), owns and operates seven ARCO am/pm(R) gas station/mini market convenience stores in California and Phoenix, Arizona (the "ARCO Facilities") and owns one "card lock" gasoline and diesel dispensing facility in Mammoth, California (the "Card Lock Facility"). Six of the ARCO Facilities were recently acquired directly from Atlantic Richfield Company ("ARCO"), and one of the ARCO Facilities was acquired from an independent owner operator. Unless the context otherwise requires, DCIV and its consolidated subsidiaries, including LLO-Gas, are collectively referred to herein as the "Company".

     DCIV was incorporated on September 10, 1996, under the laws of the State of Nevada, to engage in any lawful corporate activity. The Company has been in the development stage since inception. Prior to October 26, 1999, the Company could be defined as a "shell" company, whose sole purpose was to locate and consummate a merger or acquisition with a private entity, and the Company did not have any operations. On October 26, 1999, LLO-Gas acquired the ARCO Facilities and the Card Lock Facility and commenced operations. LLO-Gas was incorporated in July 1998 under the laws of the State of Delaware. On December 20, 1999, DCIV engaged in a reorganization (the "Reorganization"), pursuant to which LLO-Gas became a wholly-owned subsidiary of DCIV and there was a change of control of DCIV. The Company's principal offices are located at 23805 Stuart Ranch Road, Suite 220, Malibu, California 90265 (telephone: (310) 456-8494).

Recent Developments

     LLO-Gas owns and operates the ARCO Facilities, six of which it acquired from ARCO on October 26, 1999 and one of which it acquired from an independent owner operator. LLO-Gas also owns the Card Lock Facility, which it acquired from a subsidiary of West Star Energy Group, Inc. ("West Star"), an affiliate of the Company, on October 26, 1999, and to which it has leased back the Card Lock Facility. The acquisition by LLO-Gas of all eight facilities included the operating business, assets and real estate. The aggregate purchase price for the eight facilities was approximately $9,500,000. LLO-Gas also has an option to purchase 38 acres of unimproved real estate in Tulare, California.

     On December 10, 1999, DCIV entered into a Plan and Agreement of Reorganization (the "Plan of Reorganization") with LLO-Gas and John Castellucci, then the sole shareholder of LLO-Gas, pursuant to which Mr. Castellucci was issued 11,900,000 shares of common stock, par value $.001 (the "Common Stock") of the Company, and DCIV acquired all of the issued and outstanding shares of stock of LLO-Gas. The closing of the transactions occurred on December 20, 1999.

     In connection with the Reorganization, the previous officers and directors of the Company resigned. The change in control of the Company resulted in new management of the Company and a substantial dilution of the percentage of equity of the Company held by the Company's shareholders prior to the Reorganization.

     The Reorganization was structured as a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, Mr. Castellucci, the sole shareholder of LLO-Gas prior to the Reorganization, was issued more than 80% of the voting stock of the Company. See Item 11, "Security Ownership of Certain Beneficial Owners and Management".

ARCO Facilities

     The total purchase price paid by LLO-Gas for the six ARCO Facilities purchased from ARCO was approximately $5,850,000. The funds used to acquire the ARCO Facilities came from Convenience Store Finance Company, LLC ("CSFC"), which provided secured financing to LLO-Gas in the principal amount of $7,800,000 (the "CSFC Loan") to complete this and the other acquisitions. See Item 6, "Management's Discussion and Analysis or Plan of Operation-Financing Activities".

     On September 2, 1999, LLO-Gas entered into a series of Agreements For Sale of Real Estate To Contract Dealer (the "Sale Agreements") with ARCO to purchase land and improvements owned by ARCO and concurrently entered into a series of Agreements For Sale of Business To Contract Dealer with Prestige Stations, Inc. ("PSI"), a Delaware corporation and a wholly owned subsidiary of ARCO (collectively, the "ARCO Agreements"), for the purchase of PSI's interest in certain assets that PSI used in connection with the operation of gasoline stations and am/pm(R) mini market businesses on the real properties purchased by LLO-Gas from ARCO (the "PSI Agreements"). At the same time the ARCO Agreements were entered into, LLO-Gas also entered into a series of franchise and purchase-supply agreements with ARCO in connection with the business operations at each of the acquired locations (the "Supporting Agreements").

     Information regarding the six ARCO Facilities purchased by LLO-Gas from ARCO and information regarding the business operations purchased by LLO-Gas from PSI at those six locations (the "ARCO Locations") is set forth below:

     (1)  ARCO Facility No.:                       01860

          Street Address, City and State:          3817 W. Third Street
                                                   Los Angeles, CA 90020

          Land and Improvement
          Acquisition Costs:                       $950,000.00

          Equipment:                               $ 10,000.00

          Estimated Price of Store Inventory:      $ 60,000.00

          Estimated Price of Petroleum Inventory:  $ 15,000.00

          Franchise Fee:                           $ 95,000.00

     (2)  ARCO Facility No.:                       05502

          Street Address, City and State:          702 W. Broadway
                                                   Phoenix, AZ 85032

          Land and Improvement
          Acquisition Costs:                       $1,165,000.00

          Equipment:                               $   10,000.00

          Estimated Price of Store Inventory:      $   60,000.00

          Estimated Price of Petroleum Inventory:  $   15,000.00

          Franchise Fee:                           $   70,000.00

     (3)  ARCO Facility No.:                       05212

          Street Address, City and State:          3366 N. San Gabriel Boulevard
                                                   Rosemead, CA 91770

          Land and Improvement
          Acquisition Costs:                       $765,000.00

          Equipment:                               $ 10,000.00

          Estimated Price of Store Inventory:      $  7,000.00

          Estimated Price of Petroleum Inventory:  $ 25,000.00

          Franchise Fee:                           $       N/A

     (4)  ARCO Facility No.:                        05513

          Street Address, City and State:           13001 Stockdale Highway
                                                    Bakersfield, CA 93312

          Land and Improvement
          Acquisition Costs:                        $900,000.00

          Equipment:                                $ 10,000.00

          Estimated Price of Store Inventory:       $ 60,000.00

          Estimated Price of Petroleum Inventory:   $ 15,000.00

          Franchise Fee:                            $ 95,000.00

     (5)  ARCO Facility No.:                        05972

          Street Address, City and State:           64200 20th Street
                                                    North Palm Springs, CA 92258

          Land and Improvement
          Acquisition Costs:                        $800,000.00

          Equipment:                                $ 10,000.00

          Estimated Price of Store Inventory:       $ 60,000.00

          Estimated Price of Petroleum Inventory:   $ 15,000.00

          Franchise Fees:                           $ 95,000.00

     (6)  ARCO Facility No.:                        06202

          Street Address, City and State:           4100 California Avenue
                                                    Bakersfield, CA 93309

          Land and Improvement
          Acquisition Costs:                        $820,000.00

          Equipment:                                $ 10,000.00

          Estimated Price of Store Inventory:       $ 60,000.00

          Estimated Price of Petroleum Inventory:   $ 15,000.00

          Franchise Fee:                            $ 95,000.00

     The ARCO Agreements

     For each of the ARCO Locations, LLO-Gas and ARCO executed certain real estate purchase and sale agreements, all of which are substantially similar and consist of the following documents:

     Agreement For Sale of Real Estate To Contract Dealer

     Each of the six Sale Agreements contains provisions governing the purchase and sale of real property and improvements for the six ARCO Locations. Each Sale Agreement provides for: (i) payment of the respective Land and Improvement Acquisition costs set forth above; (ii) reservation by ARCO of mineral rights below the depth of 500 feet to minerals and oil, gas and other hydrocarbon substances in and under the land being sold, but without the right of surface entry; (iii) escrow and closing conditions, which include consummation of the Sale Agreements relating to the purchase and sale of the other five ARCO Locations, as well as the PSI Agreements; (iv) deliveries by LLO-Gas and ARCO and their respective representations and warranties; (v) transfer and vesting of title; (vi) disclosures, including pending litigation and environmental matters;
(vii) an "as-is" sale clause; (viii) execution of a Right of First Refusal Agreement, discussed below; (ix) liquidated damages; (x) underground storage tank disclosures; and (xi) miscellaneous general contract provisions.

     Declaration of Environmental Restrictions and Other Environmental Covenants and Conditions

     For each of the ARCO Locations, LLO-Gas executed a Declaration of Environmental Restriction and Other Environmental Covenants and Conditions (the "Declaration"). The Declaration is a recordable document which imposes certain restrictions on the real estate conveyed by ARCO to LLO-Gas pursuant to the Sale Agreements. Each Declaration grants to ARCO an unrestricted right to enter onto the real estate purchased and perform remediation activities concerning petroleum products released into the soil or groundwater at the properties during gasoline station operations conducted on the ARCO Locations. Pursuant to these Declarations, ARCO has the right, without limitation, to: (i) perform soil and groundwater investigations; (ii) install, operate, monitor, maintain, repair, close and remove equipment, including, piping and wells; (iii) have service trucks on the ARCO Locations; and (iv) cut and remove portions of the asphalt and concrete, subject to a requirement to patch any cut or removed aggregate. ARCO is not required to pay any rent or other compensation to the Company for the right to enter or occupy any of the properties. Furthermore, each Declaration contains additional property disclosures such as a further statement regarding the "as-is" sale and purchase of the ARCO Locations, an affirmative statement regarding the presence of pre-closing contamination, a hazardous materials waiver, a 25-year excavation and environmental remediation restriction, and general miscellaneous contract provisions.

     Right of First Refusal Agreement

     LLO-Gas and ARCO entered into a Right of First Refusal Agreement (the "First Refusal Agreement") in connection with the sale and purchase of each ARCO Location. The First

Refusal Agreements are substantially similar to each other and grant to ARCO certain rights to buy or lease the ARCO Locations and certain other property. Under the First Refusal Agreements, for a 25-year period, LLO-Gas must notify ARCO whenever it enters into a bona fide agreement for transfer of an interest in any of the ARCO Locations, subject to certain exclusions, including any transfer for the purpose of a financing transaction and any transaction including a parent corporation as long as John Castellucci retains 75% of the stock of the company, as well as management and control. ARCO's rights under the First Refusal Agreements include the right to match the terms of any lease or sublease for all or any part of any of the real estate of the ARCO Locations. The First Refusal Agreements also contain detailed procedural provisions for notice and exercise of ARCO's rights, including: (i) additional purchase terms;
(ii) methods for resolution of valuation disputes; (iii) escrow-related matters;
(iv) entity changes and effects of stock and asset transfers; (v) environmental indemnification; (vi) default obligations; and (vii) general miscellaneous contract provisions.

     The PSI Agreements

     As part of the acquisition of the ARCO Locations, LLO-Gas and PSI entered into the PSI Agreements. Other than the purchase price for each ARCO Location, the PSI Agreements are substantially similar to each other and provide for the purchase and sale of certain equipment, convenience store inventory and petroleum inventory. The PSI Agreements contain, among other things, provisions regarding: (i) LLO-Gas and PSI's representations and warranties; (ii) the equipment, convenience store inventory, petroleum inventory and business permits, including beer and wine licenses, underground storage tank permits, conditional use permits and operating permits; (iii) purchase price, escrow, closing and delivery; (iv) assumption of liabilities, bulk sale notices and tax matters; (v) an "as-is" sale clause; (vi) the First Refusal Agreements and the agreements with ARCO; (vii) possession, governmental notices and liquidated damages; and (viii) general miscellaneous contract provisions.

     Recent Developments

     The Company has recently been advised by ARCO that it is ARCO's position that the Company breached the terms of the Supporting Agreements and may have breached the First Refusal Agreements when the Company engaged in the Reorganization, in that the Company was required to obtain ARCO's written permission to transfer the ARCO Facilities franchises, including the one for the ARCO Facility in Fontana, California, discussed below. The Company's position is that since LLO-Gas remained the owner of all the ARCO Facilities after the Reorganization and John Castellucci owns more than 75% of the equity in LLO-Gas' parent, DCIV, none of the agreements with ARCO was breached. The Company and ARCO are engaged in discussions to resolve the matter; however, the outcome of those discussions cannot be predicted at present. If the Company and ARCO are unable to resolve the matter, ARCO could seek to declare the ARCO Facilities franchises terminated. Such action would have an immediate and material adverse affect on the Company's business, financial condition, results of operations and prospects. See "Risk Factors" below.

Fontana Facility

     The ARCO Facility in Fontana, California was acquired from Time Out, LLC ("Time Out"), the independent owner operator, for approximately $3,200,000. Of this amount, $2,400,000 was for the real property and equipment and $800,000 was for the business, franchise of the am/pm(R) mini market and inventory. The $2,400,000 came from the CSFC Loan and the $800,000 was paid in the form of promissory notes payable to the seller, $200,000 eight months after the closing and the balance 24 months after the closing. Of the $800,000, $200,000 is secured by a letter of credit issued by Capstone Capital, LLC ("Capstone") and the remainder is secured by trust deeds on the Fontana Facility. See Item 6, "Management's Discussion and Analysis or Plan of Operation-Financing Activities".

     The closing of the sale of the real property and equipment occurred on October 26, 1999 and the closing of the sale of the business and franchise occurred on January 12, 2000.

Card Lock Facility

     LLO-Gas owns the Card Lock Facility, which also sells ARCO(R)-branded gasoline. A card lock facility permits authorized customers to use a card similar to a credit card to obtain gasoline from the pump, which they subsequently pay for upon receipt of billing statements. The customers for card-lock facilities include farmers, industrial companies, commercial companies and trucking firms.

     LLO-Gas acquired the Card Lock Facility from a wholly-owned subsidiary of West Star on October 26, 1999, for $450,000. The purchase price was paid by LLO-Gas with proceeds from the CSFC Loan in the amount of $300,000, with the balance coming from third party loans. See Item 6, "Management's Discussion and Analysis or Plan of Operation -- Financing Activities". LLO-Gas has leased the Card Lock Facility to the seller for one year at a rent of $5,000 per month. John Castellucci, President, Chief Financial Officer, Secretary, Director and the principal shareholder of the Company, is also President, a director and the principal shareholder of West Star. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" and Item 12, "Certain Relationships and Related Transactions".

Tulare Property Option

     On March 1, 2000, Carl Lindros granted LLO-Gas Truck Stop No. 1, LLC, a California limited liability company ("Truck Stop LLC"), a one-year option (the "Option") to purchase 38 acres of unimproved real estate in Tulare, California (the "Tulare Property"), on which to build a truck stop, for a purchase price of approximately $1,183,000. Truck Stop LLC is owned 90% by LLO-Gas and 10% by an individual, who purchased his interest from Truck Stop LLC for $500,000 in October 1999.

     On October 16, 1999, Truck Stop LLC loaned $450,000 of this amount to its parent, LLO-Gas. The loan is a demand loan, bears interest at 10% per annum and, under certain circumstances, may be converted into equity of LLO-Gas. See
Item 6, "Management's Discussion and Analysis or Plan of Operation -- Financing Activities".

Business Operations

     The Company sells gasoline at all seven ARCO Facilities and at the Card Lock Facility. Six of the seven ARCO Facilities have am/pm(R) mini markets and some food and non-food items are available for purchase at the seventh ARCO Facility in Rosemead, California. Sales of gasoline have been more than 80% of total Company sales since business operations commenced.

     The Company's am/pm(R) mini market convenience stores are extended-hour retail stores, emphasizing convenience to the customer and providing beverages, candy, fresh take-out foods, groceries, tobacco items, self-serve gasoline, dairy products, non-food merchandise, specialty items, lottery tickets and incidental services. Generally, the Company's stores are open every day of the year and are located on main thoroughfares or other sites where they are easily accessible and have ample parking facilities for quick in-and-out shopping. The mini markets are generally from approximately 1,100 to 2,300 square feet in size and carry approximately 1,100 to 1,500 items. The mini markets operate 24 hours a day. The mini markets attract early and late shoppers, lunch-time customers, weekend shoppers and customers who may need only a few items at any one time and desire rapid service. The Company's sales are affected by seasonality and weather, because many of the Company's traditional products attract more shoppers during warm and dry weather and during the longer daylight hours of the summer months, when leisure-time activities are more prevalent.

     Substantially all mini market sales are for cash (including sales for which checks are accepted), although ATM cards are accepted in most mini markets for purchases of both merchandise and gasoline.

     During the next 12 months, the Company intends to focus on implementing its business strategy of emphasizing the importance of meeting the needs of each store's customers with a broad selection of quality products and services. The Company will emphasize: (i) quality and freshness (fresh products with high quality ingredients); (ii) selection/availability (being in-stock on the fastest selling items and introducing new items, with merchandise placed in the best possible location); (iii) fast, friendly service to provide a pleasant and speedy shopping experience; (iv) cleanliness (exceeding health code requirements and providing a clean store at all times); and (v) value (merchandise priced fairly with price tags or cards that are easy for customers to see).

     Merchandising

     Each convenience store's merchandise includes a selection of core items which is supplemented by certain optional items that are selected to meet the customers' needs and preferences. There is continuing focus on the need to delete slow moving or "dead" merchandise and to update the stores' selection of products by adding new items to the mix. Merchandising strategy also includes searching for new products that will appeal to customers.

     Food Products

     The mini markets offer a range of food products, including prepared food items, delicatessen selections, dairy products, groceries, snacks, candy, baked goods, ice cream and other frozen novelty treats.

     The mini markets offer leading national brands of bottled and fountain soft drinks, as well as waters and juices. The mini markets sell such popular hot beverage items as coffee and coffee roasts, cappuccino and hot chocolate. The mini markets also sell brands of leading national and imported beer and a selection of wine. Sales of beer, wine and soft drinks are expected to constitute a significant percentage of non-gasoline sales in 2000 and thereafter.

     Non-Food Items

     The mini markets sell a variety of merchandise, including prepaid long distance phone cards, sundries, generic pharmaceuticals, film, newspapers and magazines, and lottery tickets.

     Tobacco Products

     All mini markets sell tobacco products. The Company anticipates that the tobacco category will continue to be impacted by changes in the way manufacturers are pricing and marketing tobacco. The Company uses "back counter" merchandising display and storage racks, which comply with all current local, state, and federal regulations relating to the sale of cigarettes and other tobacco products, as well as with any anticipated future restrictions. At the same time, it greatly improves the total category presentation to adult smoker customers. The Company anticipates there will be ever-increasing restrictions and regulations relating to the display and sale of tobacco products. See "Risk Factors" below. Sales of tobacco products are expected to constitute a significant percentage of the Company's non-gasoline sales in 2000 and thereafter.

     Gasoline

     All of the Company's ARCO Facilities and the Card Lock Facility offer ARCO(R)-branded gasoline. ARCO markets its gasoline under the ARCO(R) trademark. ARCO sells its gasoline at ARCO(R)-branded retail outlets located in Arizona, California, Nevada, Oregon, Utah and Washington, and in British Columbia. ARCO currently has more than 1,700 branded retail outlets, which include franchisee and company-operated am/pm(R) convenience stores and SmogPros(R) Service Centers, along with traditional service stations. ARCO also sells gasoline to dealers and resellers who do not use the ARCO(R) brand in connection with retail sales.

     At its ARCO Facilities, the Company provides easy access to the pumps, fast equipment and "pay-at-the-pump" options. In addition, cash accepter machines on the gas pump islands accept cash and ATM cards, to facilitate point-of-sale transactions. The Company's mini markets are also all equipped to accept ATM cards for the purchase of gasoline at the ARCO Facilities.

     At the Card Lock Facility, authorized customers use a card similar to a credit card to obtain gasoline from the pump, which they subsequently pay for upon receipt of billing statements.

     The Company monitors gasoline sales daily to maintain a steady supply of petroleum products, determine competitive retail pricing, provide the appropriate product mix at each location and manage inventory levels, based on market conditions.

     Pursuant to am/pm Mini Market Agreements entered into between the Company and ARCO for each ARCO Facility, the Company has a product purchase arrangement with ARCO under which the Company purchases its United States gasoline requirements from ARCO at market-related prices until October 2014. The Company purchases gasoline for the Card Lock Facility on the spot market through Delta Oil Company. See "Risk Factors" below.

     Sales of gasoline are expected to constitute the majority of the Company's revenues in 2000 and thereafter.

     Supply Agreements

     The Company makes purchases for all of its mini market convenience stores through local distributors. None of such arrangements are pursuant to written agreements. To date, the Company has not experienced any difficulties in obtaining food and non-food items for its convenience stores.

Business Segment Information

     The Company operates in only one business segment, namely the convenience store industry.

Franchises, Licenses and Trademarks

     All seven ARCO Facilities are ARCO franchises. In addition, the six ARCO Facilities which have an am/pm(R) mini market also have a franchise to operate the mini market.

     Pursuant to the Company's various agreements with ARCO and its affiliates, the Company has a non-exclusive right and license to use the trade secrets, know-how, trademarks and service marks of ARCO(R) and am/pm(R) mini markets, as well as the PayPoint Network Service(R), in the operation of the Company's business.

     These agreements are each for a ten year term and can be renewed by the Company at the then prevailing royalty rates and terms. The initial royalty and monthly royalty fee for the Company is 5% of gross sales, as that term is defined in the agreements. The Company also pays an advertising and promotional fee of 4.5% of monthly gross sales. Additional provisions of these agreements include: (i) ARCO's ability to terminate and/or not renew the agreements and the franchises only in accordance with both the Petroleum Marketing Practices Act and the agreements; (ii) the Company's right to terminate its franchises with cause; (iii) the Company's right to purchase supplies, products, fixtures and other goods from persons other than ARCO or ARCO designated suppliers, except for fuels and petroleum products, which must be purchased from ARCO; and (iv) the non-exclusivity of territories for the Company's franchises.

Competition

     The Company, like other traditional convenience retailers, experiences competitive pressures from supermarkets and drug stores offering extended hours and services, as well as from an increasing number of convenience-type stores built by the oil companies. While many retailers are also facing increased competition from the Internet, the Company does not currently think that its traditional sales categories will be significantly impacted by the availability of merchandise over the Internet.

     While it is difficult to determine the exact number of competitive convenience store outlets in the United States, the Company estimates, based on industry surveys, that approximately 120,000 convenience stores (including gasoline retailers that carry at least 500 sku's) are in operation in the United States. Independent industry sources estimate that in the United States annual sales in 1998 (the most recent data available) for the convenience store industry were approximately $164 billion (including $88.9 billion of gasoline).

     The Company's convenience stores compete with a number of national, regional, local and independent retailers, including grocery and supermarket chains, grocery wholesalers and buying clubs, other convenience store chains, oil company gasoline/convenience stores, independent food stores, and fast food chains as well as variety, drug and candy stores. In sales of gasoline, the Company's convenience stores compete with other food stores and service stations and generate only a very small percentage of the gasoline sales in the United States. The ability of each of the Company's convenience stores to compete is dependent on its location, accessibility and individual service. Growing competitive pressures from new participants in the convenience store industry and the rapid growth in numbers of convenience-type stores opened by oil companies over the past several years also present competitive pressures for the Company.

     ARCO markets its gasoline under the ARCO(R) trademark. ARCO sells its gasoline at ARCO(R)-branded retail outlets located in Arizona, California, Nevada, Oregon, Utah and Washington, and in British Columbia. ARCO currently has more than 1,700 branded retail outlets, which include franchisee and company-operated am/pm(R) convenience stores and SmogPros(R) Service Centers, along with traditional service stations. ARCO also sells gasoline to dealers and resellers who do not use the ARCO(R) brand in connection with retail sales.

     The Company is an insignificant participant among businesses which operate in the convenience store industry. There are many established companies which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's limited financial resources and small number of locations, the Company will continue to be at a significant competitive disadvantage compared to the Company's larger competitors.

Environmental Issues

     The Company's operations are subject to various federal, state and local laws and regulations relating to the environment. Certain of the more significant federal laws are the Resource Conservation and Recovery Act of 1976, The Comprehensive Environmental Response Compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986 and the Clean Air Act. The implementation of these laws by the United States Environmental Protection Agency ("EPA") and the states will continue to affect the Company's operations by imposing increased operating and maintenance costs and capital expenditures required for compliance. Additionally, the procedural provisions of these laws can result in increased lead times and costs for new facilities.

     Violation of any federal environmental statutes or regulations or orders issued thereunder, as well as relevant state and local laws and regulations, could result in civil or criminal enforcement actions.

     The EPA enacted regulations effective January 1, 1988, governing underground storage tanks ("USTs"). These regulations required the upgrade of every UST location in the United States and included the replacement of tanks and piping and the installation of lead detection, inventory monitoring and overfill protection equipment. The upgrade timetable included a 10-year phase in schedule with all work to be completed by December 28, 1998.

     ARCO has guaranteed all EPA matters prior to the acquisition of the ARCO Facilities. All ARCO Facilities have double wall tanks and pipes. The Company believes that all current EPA standards have been met at the ARCO Facilities.

     A Phase One environmental study was completed for the Card Lock Facility and concluded that no remediation was required.

     All owners and operators of USTs in California are required to participate in the California UST Pollution Fund by paying a fee based on gallons put through each tank to fund the State's $1,000,000 Pollution Cleanup Program. These monies are collected by the Excise Tax Board and the UST Program is administered by the California Department of Water Resources. All owners and operators of USTs in Arizona are required to participate in Arizona's UST Pollution Fund by paying a fee equal to 1 cent per gallon put through each tank.

     The Company has been advised that all future environmental risks are insurable from AAA-rated insurance companies at a rate of $1,000 per year per unit. The Company has such insurance in place for each of its facilities.

Employees

     At December 31, 1999, the Company had 71 employees, of whom approximately 20 were considered to be either temporary or part-time employees. None of the Company's employees was subject to collective bargaining agreements at year-end.

Risks Factors

     Limited Operating History.  We are in the start-up phase of our business
     -------------------------
operations, having only begun operations in October 1999. There can be no assurance that we can operate our business profitably. Management has significant experience owning and managing convenience stores, meaning that the Company is largely dependent upon senior management to provide the expertise necessary to run our business. We do not currently have key person insurance in place. The loss of senior management could have a material adverse impact on our business, financial condition and results of operations.

     Limited Financial Resources.  We do not have sufficient assets to expand
     ---------------------------
our business operations at the present time beyond our current operations or to exercise the Option on the real property in Tulare, California. Any expansion of the number of convenience stores or card lock facilities, or any diversification of our business, would require substantial additional financial resources. We have no understandings or agreements with any party to provide any such required financing. There can be no guarantee that we would be able to negotiate any such financing in the future, or negotiate any such financing on favorable terms.

     Changes in Gasoline Supply, Prices and Demand Affect Our Business. Gasoline
     -----------------------------------------------------------------
sales comprise, and are expected to continue to comprise, the majority of our revenues. Therefore, interruptions in the supply of gasoline and increases in the cost of gasoline could adversely affect our business, financial condition or results of operations. Gasoline profit margins have a significant impact on our earnings. Although we have a long-term product purchase and a product supply agreement with ARCO, the following factors are beyond our control and affect the volume of gasoline we sell and the gasoline profit margins we achieve:

     .    the worldwide supply and demand for gasoline;

     .    any volatility in the wholesale gasoline market; and

     .    the pricing policies of competitors in local markets.

     In addition, because gasoline sales generate customer traffic to our stores, decreases in gasoline sales could impact merchandise sales.

     Changes in Tobacco Legislation, Pricing and Demand Affect Our Business.
     ----------------------------------------------------------------------
Future tobacco legislation and increased pricing by cigarette manufacturers could have an impact on sales and margins in the tobacco category. If we are unable to pass along price increases of tobacco products to our customers, our business, financial condition and results of operations could be materially adversely affected because tobacco sales comprise an important part of our revenues. National and local campaigns to discourage smoking, as well as increases in taxes on cigarettes and other tobacco products, may have a material impact on our sales of tobacco products. The consumer price index for 1999 on tobacco products increased approximately 9%. In addition, major cigarette manufacturers have increased the wholesale prices and then offered rebates to offset the price increases. We cannot assure you that major cigarette manufacturers will continue to offer these rebates or that any resulting increase in prices to our customers will not have a material adverse effect on our cigarette sales and gross profit dollars. In addition, federal regulations now require retailers to have procedures in place to determine the age of persons wanting to purchase tobacco products. We anticipate that in the future there may be additional restrictions on the sale of tobacco products. A reduction in the amount of cigarettes sold by us could have a material adverse affect our business, financial condition and results of operations.

     The Convenience Store and Retail Gasoline Industries Are Highly
     ---------------------------------------------------------------
Competitive.  We compete with numerous other convenience stores and
-----------
supermarkets. In addition, our convenience stores offering self-service gasoline compete with gasoline service stations and, more recently, supermarkets. Our convenience stores also compete to some extent with supermarket chains, drug stores, fast food operations and other similar retail outlets. Major competitive factors include, among others, location, ease of access, gasoline brands, pricing, product and service selections, customer service, store appearance, cleanliness and safety. In addition, inflation, increased labor and benefit costs and the lack of availability of experienced management and hourly employees may adversely affect the profitability of the convenience store industry. In addition, changes in the minimum wage can impact both the availability of labor and the competitive cost of doing business. Any or all of these factors could create heavy competitive pressures and have a material adverse affect on our business, financial condition and results of operations.

     Our Business is Seasonal.  Unfavorable weather conditions could adversely
     ------------------------
affect our business, financial condition or results of operations. During the spring and summer vacation season, customers are more likely to purchase higher profit margin items at our stores, such as fast foods, fountain drinks and other beverages, and more gasoline at our gasoline locations. As a result, we typically generate higher revenues and gross margins during warmer weather months.

     Our Business is Subject to Extensive and Changing Environmental Regulation.
     --------------------------------------------------------------------------
We are subject to extensive environmental regulation, and increased regulation or our failure to comply with existing regulations could require substantial capital expenditures or affect our business, financial condition or results of operations. In addition, our business is subject to extensive environmental requirements, particularly environmental laws regulating USTs.

     Our Business is Subject to Numerous Local Regulations.  In certain areas
     -----------------------------------------------------
where convenience stores are located, state or local laws limit the hours of operation or sale of certain products, most significantly alcoholic beverages, tobacco products, possible inhalants and lottery tickets. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of these products or to seek other remedies. Typically, such agencies have discretion to determine if a licensee is qualified to be licensed, and denials may be based on past noncompliance with applicable statutes and regulations, as well as on the involvement of the licensee in criminal proceedings or activities which in such agencies' discretion are determined to adversely reflect on the licensee's qualifications. Such regulation is subject to legislative and administrative change from time to time.

     There is a Disagreement with ARCO Concerning the Franchises.  We have
     -----------------------------------------------------------
recently been advised by ARCO that it is their position that we breached the terms of the Supporting Documents when we engaged in the Reorganization, and that we were required to obtain ARCO's written permission to transfer the ARCO Facilities franchises. We believe that we have not breached these agreements, because LLO-Gas is still the owner of the ARCO Facilities and John Castellucci owns more than 75% of our Common Stock, which we believe is consistent with an exception to the transfer restrictions imposed by the First Refusal Agreements. We are discussing the matter with ARCO but, at this time, we cannot be certain of the outcome of those discussions. If we cannot resolve our disagreement, ARCO could terminate our franchises, which would have an immediate and material adverse affect on our business, financial condition, results of operations and prospects.

     We Are Involved in Litigation With West Star.  West Star, an affiliate of
     --------------------------------------------
our company, has sued John Castellucci and us, in connection with certain matters relating to our acquisition of the ARCO Facilities. Among other things, West Star seeks a constructive trust on the ARCO Facilities and a court order requiring us to return the ARCO Facilities, and any proceeds from the ARCO Facilities, to West Star. West Star also seeks more than $3.5 million in damages against us for unfair competition. Mr. Castellucci and the Company are engaged in meaningful settlement negotiations with West Star. However, in view of the inherent uncertainties of litigation, we cannot predict the outcome of the settlement negotiations, or the litigation itself.

     These factors, among others, may have an impact on the Company in 2000 and thereafter.

Item 2.  Description of Property

     The Company owns and operates seven ARCO Facilities and owns the Card Lock Facility. See Item 1, "Description of Business - ARCO Facilities" and "Description of Business-Card Lock Facility".

     Certain information about the ARCO Facilities follows:

                                                                Approximate
     Location                               Type         Square Feet of Location
     --------                               ----         -----------------------

     Phoenix, Arizona                      Diamond                42,564
     North Palm Springs                    Diamond                92,225
     Fontana                               Diamond                75,657
     Bakersfield/Stockdale Highway         Diamond                32,352
     Bakersfield/California Avenue     3-Bay Conversion           26,166
     Los Angeles/3rd Street            3-Bay Conversion           12,911
     Rosemead                              Pumper                 23,753


     The Company's Diamond facilities represent a newer, larger type of ARCO gas station layout. They include both gas station islands and an am/pm(R) mini market that averages approximately 2,300 square feet. The 3-Bay Conversion facilities are more conventional ARCO gas station/convenience stores. They include a gas station and an am/pm(R) mini market that averages approximately 1,100 square feet. The Pumper facility is a gas station only, although some food and non-food items are available for purchase. The ARCO Facilities are subject to certain encumbrances, which arose in connection with their acquisition. See
Item 6, "Management's Discussion and Analysis or Plan of Operation -- Financing Activities".

     The Card Lock Facility is located in Mammoth, California, comprises approximately 13,945 square feet and consists of a restricted-use gas station. The Company leases the Card Lock Facility to a wholly-owned subsidiary of West Star under a one year lease commencing October, 1999, at a rent of $5,000 per month. John Castellucci, President, Chief Financial Officer, Secretary, director, and the principal shareholder of the Company, is President, a director and the principal shareholder of West Star. See Item 12, "Certain Relationships and Related Transactions". The Card Lock Facility is subject to certain encumbrances, which arose in connection with its acquisition. See Item 6, "Management's Discussion and Analysis or Plan of Operation -- Financing Activities".

     The Company has an Option to purchase the Tulare Property, which consists of 38 undeveloped acres in Tulare, California, for approximately $1,183,000. The Option was granted on March 1, 2000 and is for one year. See Item 1, "Description of Business -- Tulare Property Option".

     The Company believes that all of its owned properties are suitable and adequate for their current uses. There are no present plans to renovate, improve or develop any of the Company's owned properties, other than basic renovations. See Item 6, "Management's Discussion and Analysis or Plan of Operation -- Management's Plan of Operation". If the Company were to exercise the Option for the Tulare Property, it would be with the intention of constructing a truck stop and full-service facility thereon. Such acquisition and construction would require additional capital, in the form of equity or debt, for which the Company has no commitments or agreements at the present time. See Item 1, "Description of Business -- Risk Factors" and Item 6, "Management's Discussion and Analysis or Plan of Operation - Management's Plan of Operation".

     Prior to the Reorganization, the Company occupied office space supplied by Paul W. Andre and Sandra Andre, a shareholder of the Company and his wife, at 2980 S. Rainbow Boulevard, Suite 108, Las Vegas, Nevada 89146. This space was provided to the Company on a rent-free basis. The Company no longer uses these facilities.

     Since the Reorganization, the Company's principal offices have been located at 23805 Stuart Ranch Road, Suite 220, Malibu, California 90265 (telephone:
(310) 456-8494). The premises are leased from Miramar Investment Co., and comprise approximately 1,434 square feet. The term of the lease is three years beginning October 1, 1999, at a rent of $3,810 per month during the first year, $4,326 per month during the second year and $5,645 per month during the third year of the term.

     In the opinion of management, the Company's properties are adequately covered by insurance.

Item 3.  Legal Proceedings

     Except as set forth below, the Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business.

     On February 29, 2000, West Star sued John Castellucci, LLO-GAS and DCIV, in the Superior Court of the State of California, County of Los Angeles (Case No. BC 225568). Mr. Castellucci is President, Chief Financial Officer, Secretary, director and the principal shareholder of the Company, and President, a director and the principal shareholder of West Star. West Star, through its Board of Directors (other than Mr. Castellucci), alleges that Mr. Castellucci breached his fiduciary duty to West Star and engaged in a series of unauthorized transactions for his personal benefit. The Plaintiff also alleges that Mr. Castellucci made certain fraudulent statements to the West Star Board of Directors, which induced them not to exercise a West Star business opportunity to acquire the ARCO Facilities for itself and to consent to the acquisition of the ARCO Facilities by LLO-Gas.

     West Star seeks general and special damages of at least $3.5 million against Mr. Castellucci. West Star seeks the imposition of a constructive trust on the ARCO Facilities and an order compelling the Company to return the ARCO Facilities, and all proceeds therefrom, to West Star. West Star also seeks damages against Mr. Castelucci and the Company of at least $3.5 million for unfair competition. In addition, West Star seeks an accounting from the defendants. West Star also seeks to recover the costs of the suit, prejudgment interest, attorneys' fees and such other relief as the court may deem just and proper.

     The Company has not yet filed an answer to the complaint. The Company believes that it has meritorious defenses and affirmative defenses to the lawsuit.

     The parties have been engaged in meaningful settlement negotiations. In view of the inherent uncertainties of litigation, the outcome of the settlement negotiations, or the litigation itself, cannot be predicted.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

                                    PART II

Item 5.  Market Price for Common Equity and Related Shareholder Matters.

     The authorized capital stock of the Company consists of 25,000,000 shares of Common Stock, par value $.001 per share. The Company's Common Stock has been quoted on the Over the Counter ("OTC") Bulletin Board (OTCBB symbol: DCIV) since September 7, 1999. Prior to such date there was no market for the Company's Common Stock.

     The table below sets forth, for the periods indicated, the high and low bid prices of the Company's Common Stock, for the period September 7, 1999 through December 31, 1999, as reported by online financial services:

                                                                            1999
                                                            ---------------------------------

                                                                 High Bid             Low Bid
                                                                 --------             -------
          1st Quarter...................................         $     -              $     -
          2nd Quarter...................................         $     -              $     -
          3rd Quarter (commencing September 7, 1999)....         $ 5.625              $  5.50
          4th Quarter...................................         $  6.00              $ 5.125

     On April 7, 2000, the closing bid price of the Company's Common Stock on the OTC Bulletin Board was $5.00 per share.

     The above quotations represent prices between market makers, do not include retail markup, markdown or commission and do not necessarily represent actual transactions.

     There were approximately 15 record holders of the Company's Common Stock as of April 7, 2000.

     On May 24, 1999, the Company filed a Registration Statement on Form 10-SB (the "Form 10-SB") under the Exchange Act on a voluntary basis because the primary attraction of the Company as a merger partner or acquisition vehicle was considered to be its status as a public company. In addition, the Company filed the Form 10-SB to enhance investor protection and to provide information once a trading market commenced. On December 11, 1997, the National Association of Securities Dealers, Inc. announced that its Board of Governors had approved a series of proposed changes for the OTC Bulletin Board and the OTC market. The principal changes, which were approved by the Securities and Exchange Commission (the "SEC") on January 4, 1999, allow only those companies that report their current financial information to the SEC, banking, or insurance regulators, to be quoted on the OTC Bulletin Board.

     The Company has never declared or paid any cash dividends and does not intend to pay cash dividends in the foreseeable future on the shares of Common Stock. Cash dividends, if any, that may be paid in the future to holders of Common Stock will be payable when, as and if declared by the Board of Directors of the Company, based upon the Board's assessment of the financial condition of the Company, its earnings, need for funds, capital requirements, and other factors, including any applicable laws. The Company is not currently a party to any agreement restricting the payment of dividends.

Recent Sales of Unregistered Securities

     On September 15, 1996, the Company issued 21,000 shares of Common Stock, at $.10 per share, for an aggregate of $2,100 in cash, as follows:

     Name                                    Number of Shares
     ----                                    ----------------

     Kimberly Lynn Jack                           5,500
     Scott A. Jack                                5,500
     Debra S. Hackney                             3,400
     Sandra J. Andre                                400
     Bart W. Andre                                  100
     Jeffery D. Andre                               100
     Gail Kunz                                      100
     Patrick C. Fisher                              300
     M. Paula Rowe                                  300
     Rebecca M. Popma                               200
     Kelly J. Ryan                                  400
     Carrie Ryan                                    400
     Vivian M. Krueger                              300
     Paige D. Price                                 200
     Deborah L. Ford                                300
     Jesse J. Ford                                  400
     Fred C. Kunz                                   300
     J.D. Allred                                    400
     Lisa Ann Jones                                 400
     Joyce Allred                                   300
     James M. Bone                                  300
     Christina Escobedo                             400
     Randall D. Kirwan                              400
     Lorie Mapstead                                 300
     George Mapstead                                300

     Kimberly Lynn Jack and Scott A. Jack, Gail Kunz and Fred C. Kunz, Deborah
L. Ford and Jesse J. Ford, Joyce Allred and J.D. Allred and Lorie Mapstead and George Mapstead are, respectively, husbands and wives. Kelly J. Ryan and Carrie Ryan are sisters. Bart W. Andre and Jeffery D. Andre are brothers, and Sandra J. Andre is the stepmother of each.

     On March 15, 1999, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001. On March 15, 1999, the Company split its common stock 100:1, thus increasing the number of outstanding shares of Common Stock from 21,000 shares to 2,100,000 shares.

     On November 1, 1999, the Company issued convertible debentures to three persons. The proceeds to the Company were $1,500,000 and were used for acquisition of the Card Lock Facility and general corporate purposes. The debentures are convertible into shares of the Company's Common Stock under certain conditions. There were no offering expenses associated with the issuances.

     On December 20, 1999, the Company issued 11,900,000 shares of its Common Stock to John Castellucci, in connection with the Reorganization. In exchange therefore, the Company received all of the shares of common stock of LLO-Gas owned by Mr. Castellucci. There were no proceeds to the Company from this transaction.

     All the sales and issuances of the Company's securities described above were exempt from registration under the Securities Act, by virtue of Section 4(2) as a transaction not involving a public offering.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Overview

     Until October 26, 1999, the Company was a "shell" company with no operations, assets or financial resources. During the period from inception (September 10, 1996) until October 26, 1999, the Company sustained operating expenses without corresponding revenues. This resulted in the Company's incurring a net operating loss, which loss will increase until the Company can begin operating its new business profitably.

     The Company's business operations commenced on October 26, 1999. Because the Company's business activities are not diversified, the Company may be subject to economic fluctuations within its business or industry and therefore increase the risks associated with the Company's operations.

Management's Plan of Operation

     During the next 12 months, the Company intends to focus on implementing its business strategy of emphasizing the importance of meeting the needs of each store's customers with a broad selection of quality products and services.
The Company will emphasize: (i) quality and freshness (fresh products with high quality ingredients); (ii) selection/availability (being in-stock on the fastest selling items and introducing new items, with merchandise placed in the best possible location); (iii) fast, friendly service to provide a pleasant and speedy shopping experience; (iv) cleanliness (exceeding health code requirements and providing a clean store at all times); and (v) value (merchandise priced fairly with price tags or cards that are easy for customers to see).

     The Company's primary mission over the next 12 months and thereafter is to solidify, streamline and expand the operations and profitability of its ARCO Facilities and other operations; and expand the number of facilities.

     The Company will focus on its financial performance, service, information capability and operational efficiency, to differentiate itself from existing operations and other convenience stores with which the Company competes. The Company intends to market and position its ARCO Facilities to be recognized as a convenient destination to pick up daily items. To the extent that ARCO will allow under its rules and regulations that apply to its franchises, the Company intends to focus on new strategies and programs consistent with modern retail strategies, including in-store concepts, merchandising techniques, improved in-store promotions, competitive pricing policies, use of the point-of-sale system to expand into database marketing capabilities and improved shrinkage control. The Company also intends to focus on ongoing management and staff training to ensure high levels of performance and motivation, and training and incentive programs to improve employee performance.

     In order to accomplish some of these goals, the Company will consider store format, merchandise mix, and promotions to promote consumer interest. The Company would also consider sponsorship programs that target customers at home, online and in the stores.

     Refining security systems to reduce theft is another priority that the Company intends to pursue aggressively. Two areas that the Company is looking at are lighting in the stores, as required, and installing cash accepter safes, which counts money as it is deposited into the cash register, in all of the Company's convenience stores.

     The Company is also contemplating expansions at two of its ARCO Facilities, which would significantly increase sales at each facility. There would be significant expenses associated with each contemplated expansion. These expansion plans are only preliminary at this time and their implementation would require raising additional capital, either as equity or debt, or a combination of both. At present, there are no arrangements or agreements for any such financing. There can be no assurance that any such financing will be available or, if financing is available, if it will be on terms that are favorable to the Company.

     The Company believes that it will be able to meet its needs to fund existing operations at its ARCO Facilities and Card Lock Facility, and to make basic improvements and enhancements at those facilities, from working capital, for at least the next 12 months. However, the Company does not have adequate resources to acquire the Tulare Property or any additional facilities. In order to implement this part of the Company's plan of operations, the Company will have to raise additional capital, either as equity or debt, or a combination of both. At present, there are no arrangements or agreements for any such financing. There can be no assurance that any such financing will be available when acquisition opportunities present themselves or, if financing is available, if it will be on terms that are favorable to the Company.

     The Company does not foresee significant changes in the number of employees at the existing ARCO Facilities and Card Lock Facility. Any significant increase in the number of Company employees would be as a result of the acquisition of additional facilities, or the construction of the truck stop pursuant to the exercise of the Option to acquire the Tulare Property.

Financing Activities

     The Company has borrowed funds in connection with the acquisition of the ARCO Facilities and the Card Lock Facility, and for general corporate purposes.

     1.   CSFC Loan

          On October 26, 1999, the Company obtained financing of approximately $7,800,000 from CSFC, through Credit Suisse First Boston (collectively referred to as "Credit Suisse/CSFC") for the acquisition of the ARCO Facilities and the Card Lock Facility. The CSFC Loan is structured through a series of secured promissory notes and deeds of trust, as well as through a loan and security agreement, and allonges in favor of Credit Suisse First Boston Mortgage Capital, LLC for each of the secured promissory notes.

          John Castellucci, President, Chief Financial Officer, Secretary, Director and the principal shareholder of the Company, has executed a personal guarantee in connection with the CSFC Loan.

          Secured Promissory Notes.   On October 26, 1999, in connection with
          ------------------------
the CSFC Loan, LLO-Gas executed eight secured promissory notes in favor of Credit Suisse/CSFC (the "Secured Notes"). The principal amount of each of the Secured Notes is set forth below:

               Secured Note 1                     $  300,000
               Secured Note 2                     $  585,000
               Secured Note 3                     $1,230,000
               Secured Note 4                     $  975,000
               Secured Note 5                     $2,500,000
               Secured Note 6                     $  750,000
               Secured Note 7                     $  760,000
               Secured Note 8                     $  700,000

          The Secured Notes bear interest at 10.75% per annum and the first payment date is December 11, 1999. The maturity date of the Secured Notes is November 11, 2014.

          The amortization period for the Secured Notes is 180 months and commences on the eleventh day of the month following the date of the Secured Notes. There is a defeasance period for the Secured Notes commencing on the earlier of (x) the third anniversary of the first payment date of each of the Secured Notes and (y) two years after the securitization of the loans by Credit Suisse/CSFC, and ending on the maturing dates of each of the Secured Notes.

          In addition to the principal terms, each of the Secured Notes contains substantially similar form provisions which address: (i) payment of principal, interest, default interest and late charges; (ii) form, time, calculation and amortization of payments; (iii) acceleration of the note; (iv) waiver of trial by jury and appraisal rights; (v) sale or participation of loan; and (vi) general miscellaneous contract provisions.

          The Secured Notes may not be prepaid. The collateral for the Secured Notes can, however, be released under the defeasance option. Under this option, the Company, after providing the requisite notice and satisfying certain other conditions, may deliver to Credit Suisse/CSFC, or its successors-in-interest, an amount equal to the remaining principal amount of any of the Secured Notes plus a yield maintenance premium, sufficient to purchase direct, non-callable obligations of the United States that provide for payment prior, but as close as possible, to all successive monthly payments due under the given Secured Note through its maturity date. Upon such delivery and upon the satisfaction of related conditions set forth in the Secured Notes, such as execution of the necessary documentation, Credit Suisse/CSFC will release its lien on the collateral and properties securing the Secured Notes.

          Deeds of Trust.  In connection with the CSFC Loan, the Company granted
          --------------
eight Deeds of Trust and Absolute Assignments of Leases and Rents and Fixture Filings to Credit Suisse/CSFC (the "Deeds"), securing, among other things, the amount of the Secured Notes. All of the Deeds are substantially similar documents and attached as an exhibit to each Deed there is one description of collateral for each of the relating to securing the respective Deeds. The eight Deeds are recorded in various counties in California and Arizona corresponding to the state and counties of each of the properties.

          Loan and Security Agreement.  The Loan and Security Agreement dated
          ---------------------------
October 26, 1999 (the "CSFC Loan Agreement"), is the principal document outlining the terms and provisions of the CSFC Loan. The CSFC Loan Agreement grants Credit Suisse/CSFC a continuing security interest in the collateral described in the Deeds and various financing statements. Credit Suisse/CSFC has a right of first refusal to extend financing to the Company for the acquisition or operation of any new business location within Los Angeles, Kern, Riverside, Mono and San Bernardino Counties, in California, and Maricopa County, in Arizona. The CSFC Loan Agreement also provides for cross-defaults under the Secured Notes and other documents entered into in connection with the CSFC Loan, as well as other obligations of the Company which inure to the benefit of Credit Suisse/CSFC, including the intercreditor subordination agreement with Capstone, discussed below.

          The Company has recently been advised by Credit Suisse/CFSC that there may be a technical breach of the CFSC Loan Agreement in that the Company was required to obtain the consent of Credit Suisse/CFSC to engage in the Reorganization. At present, the Company believes that such consent will be obtained; however, there can be no assurance that such consent will be obtained. If the Company were unable to obtain such consent, Credit Suisse/CFSC could declare the CFSC Loan in default, but the Company believes this is unlikely.

     2.   ARCO Credit Agreements

          Line of Credit.  The Company had a $450,000 line of credit with ARCO
          --------------
(the "First ARCO Line") to facilitate the purchase of gasoline and other products from ARCO and for payment of royalties by the Company to ARCO. The ARCO Line could not be used for any other purposes. The Company was required to secure the First ARCO Line with a $250,000 letter of credit, which the Company obtained from Capstone (the "First Capstone Letter of Credit").

          The Company had become delinquent under the First ARCO Line in the amount of approximately $398,311 as of March 23, 2000. On that date, the Company and ARCO entered into a Memorandum of Understanding (the "ARCO MOU") and related Loan Agreement and Promissory Note for Line of Credit (the "First ARCO Note"). Pursuant to the ARCO MOU, the Company has agreed to maintain the First Capstone Letter of Credit in effect for the benefit of ARCO for not less than approximately $322,116, and to have certain amendments made to the First Capstone Letter of Credit affecting, among other things, the term and notice provisions thereof. ARCO agreed not to draw down the First Capstone Letter of Credit and agreed further to extend to the Company a new line of credit of up to $300,000, secured by a new letter of credit from Capstone in the amount of $150,000 (the "Second Capstone Letter of Credit") and evidenced by a promissory note dated March 23, 2000 (the "Second ARCO Note").

          The First ARCO Note bears interest at 10% per annum. Under the First ARCO Note, the Company has agreed to make weekly payments of principal and interest in the amount of $4,000, commencing on March 29, 2000 and continuing until maturity on May 8, 2002, on which date the entire remaining principal, and all accrued and unpaid interest, is due and payable. The First ARCO Note is secured by the First Capstone Letter of Credit.

          The Second ARCO Note matures on September 22, 2000 and is secured by the Second Capstone Letter of Credit.

     3.   Capstone Credit Facility

          Capstone has issued to the Company a revolving line of credit pursuant to a Promissory Note and Security Agreement, both dated August 2, 1999 (collectively, the "Capstone Credit Facility"). Under the terms of the Capstone Credit Facility, Capstone will extend up to $900,000 to the Company for its business operations. There is a variable interest rate on the Capstone Credit Facility set at Chase Manhattan Bank Prime Rate plus four percent. The default rate of interest on the Capstone Credit Facility is 24%. Draws against the Capstone Credit Facility are due on their respective maturity dates.

          The Company has three outstanding draws against the Capstone Credit
Facility: (i) a $450,000 draw for the First Capstone Letter of Credit securing the First ARCO Note; (ii) a $150,000 draw for the Second Capstone Letter of Credit securing the Second ARCO Note; and (iii) a $200,000 draw for the letter of credit partially securing the $800,000 obligation to Time Out, in connection with the acquisition of the ARCO Facility in Fontana, California. See Item 1, "Description of Business-ARCO Facilities" and "Description of Business-Fontana Facility".

          Capstone has a security interest in certain assets, including certain petroleum inventory, pursuant to the Loan and Security Agreement dated October 25, 1999. Pursuant to an intercreditor subordination agreement required as a condition of the CSFC Loan, Capstone subordinated its security interest in respect of the First Capstone Letter of Credit, in an amount not to exceed $450,000, in petroleum inventory only.

     4.   Fontana Facility Financing

          In connection with the acquisition of the Fontana Facility, the Company executed three promissory notes payable to Time Out, the seller. One note, dated November 23, 1999, is in the principal amount of $200,000, bears interest at 8% per annum and is payable as to interest only in monthly installments of $10,000 over a six-month period, at the end of which period the entire unpaid principal balance, plus any accrued and unpaid interest, is due and payable. This note matures on May 23, 2000. This note is secured by a second deed of trust in favor of Capstone, which issued a letter of credit to Time Out to guarantee monthly interest installments and the balloon payment of principal upon maturity of the note.

          There are also two additional promissory notes dated October 28, 1999, each in the principal amount of $300,000, with substantially similar terms to each other. These notes bear interest at 8% per annum and are payable as to interest only in monthly installments of $2,000 over a 60-month period commencing January 12, 2000, at the end of which period the entire unpaid principal balance, plus any accrued and unpaid interest, is due and payable.
The first of these two notes has also been executed by John Castellucci personally and is secured by a third deed of trust on the Fontana Facility. The second of these two notes is an obligation of the Company only, and is secured by a fourth deed of trust on the Fontana Facility.

     5.   Other Third Party Financings

          Farrer Loan. In February 1999, Cameron Farrer loaned LLO-Gas $250,000
          -----------
in connection with its contemplated acquisition of the ARCO Facilities. The loan is a demand loan and bears interest at the rate of 10% per annum.

          Interlochen Loan. In July 1999, Interlochen Enterprises, Inc. loaned
          ----------------
the Company $150.000. The Company and John Castellucci jointly executed a promissory note dated July 19, 1999 (the "Interlochen Note") in the principal amount of $150,000. The Interlochen Note bears interest at the rate of 8% per annum and is due and payable on July 18, 2000. All unpaid interest was due on January 1, 2000 and monthly thereafter, until maturity. To date, the Company has not made any payments of interest under the Interlochen Note.

          Mostaedi Loan. In December 1999, M. Mehdi Mostaedi loaned the Company
          -------------
$150,000. The Company and John Castellucci jointly executed a promissory note dated December 16, 1999 (the "Mostaedi Note") in the principal amount of $150,000. The Mostaedi Note bears interest at the rate of 9% per annum and was due and payable as to principal and interest on February 16, 2000. The Mostaedi
Note is secured with a pledge of 2,000,000 shares of the Company's Common Stock owned by Mr. Castellucci pursuant to a Pledge Agreement dated December 16, 1999 between Messrs. Castellucci and Mostaedi. Mr. Mostaedi has orally extended the maturity date of the loan until the Company raises additional capital.

          Convertible Debentures.  In November 1999, the Company raised
          ----------------------
$1,500,000 from third parties. In connection therewith, the Company issued a series of six 3-Year 10 Percent Convertible Debentures dated as of November 1, 1999 (the "Convertible Debentures"), each in the amount of $250,000, and in the aggregate principal amount of $1,500,000.

          All Convertible Debentures rank equally and ratably without priority over one another. The holders of the Convertible Debentures may at any time prior to the maturity, convert the principal amount hereof into the Company's Common Stock at the conversion ratio of $5.00 of debenture principal for one share of Common Stock (except that, if the Company has called the Convertible Debenture for redemption, the right to convert shall terminate at the close of business on the second business day prior to the day fixed as the date for such redemption).

          If the Company at any time pays to its shareholders a dividend in Common Stock, the number of shares of Common Stock issuable upon the conversion of the Convertible Debentures shall be proportionally increased. If the Company at any time subdivides or combines in a larger or smaller number of shares its outstanding shares of Common Stock, then the number of shares of Common Stock issuable upon the conversion of the Convertible Debentures shall be proportionally increased in the case of a subdivision and decreased in the case of a combination .

          If the Company is recapitalized, consolidated with or merged into any other corporation, or sells or conveys to any other corporation all or substantially all of its property as an entity, provision shall be made as part of the terms of the recapitalization, consolidation, merger, sale, or conveyance so that the holders of the Convertible Debentures may receive, in lieu of the Common Stock otherwise issuable to them upon conversion of the Convertible Debentures, at the same conversion ratio, the same kind and amount of securities or assets as may be distributable upon the recapitalization, consolidation, merger, sale, or conveyance with respect to the Common Stock.

          In lieu of issuing any fraction of a share upon the conversion of the Convertible Debentures, the Company shall pay to the holder the then current per share market price of the Company's Common Stock for the fractional amount.

          In the event the Company fails to make any payment of principal and interest under the Convertible Debentures, said failure shall constitute a default and, subject to the terms and conditions contained in the Convertible Debenture, the entire unpaid principal and interest shall be due and payable. No Convertible Debenture holder may institute any suit or proceeding for the enforcement of the payment of principal or interest unless the holders of more than 25% in amount of all outstanding Convertible Debentures of the issue join in the suit or proceeding.

          The Company may at any time prepay, in whole or in part, the principal amount, plus accrued interest to the date of prepayment, of all outstanding Convertible Debentures.

          Except for Convertible Debentures Number 1 and 2, for which John Castellucci is personally obligated for an amount equal to $150,000, the Convertible Debentures are the obligation of the Company only.

     6.  Intercompany Loan

          On October 16, 1999, Truck Stop LLC loaned $450,000 to LLO-Gas. Truck Stop LLC is owned 90% by LLO-Gas and 10% by an individual. The loan is a demand loan, bears interest at 10% per annum and, under certain circumstances, may be converted into equity of LLO-Gas.

Item 7.  Financial Statements

     The Financial Statements of the Company are submitted as a separate section of this Form 10-KSB commencing on Page F-1 immediately following Part IV of this Report on Form 10-KSB.

Item 8.   Changes in and Disagreements on Accounting and Financial Disclosure

     On March 30, 1999, the Company retained Hollander Lumer & Co. LLP as the Company's independent auditor. The Company had previously engaged the services of Barry L. Friedman in connection with the preparation of the Company's Form 10-SB.

     The Independent Auditor's Report dated May 10, 1999, prepared by Mr. Friedman and filed as part of the Company's Form 10-SB, contained a "going concern" exception. This report was filed at a time when the Company was a "shell" company with no operations.

     The decision to change accountants was approved by John Castellucci, the sole director of the Company. Mr. Castellucci became the sole director of the Company in connection with the Reorganization. Given the fact that the Company has now commenced business operations, Mr. Castellucci believed that it was in the best interests of the Company to engage the services of an accounting firm known for its work in the field of public company representation.

     There were no disagreements with Mr. Friedman, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     The Company filed a Current Report on Form 8-K with the SEC with respect to this matter on April 11, 2000.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

     The directors and officers of the Company are as follows:

     Name                                      Age                    Position
     ----                                      ---                    --------
     John D. Castellucci                        56             President/Chief Financial
                                                               Officer/Secretary/Director

     John D. Castellucci has served as President, Chief Financial Officer, Secretary and Director of the Company since December 20, 1999. Mr. Castellucci was a part owner of three beer distributorships from 1993 through 1995. Mr. Castellucci graduated from Southwestern School of Law in 1970.

Key Employees

     James R. Mandich, 55, has served as Chief Operating Officer of LLO-Gas since October 1999. From 1995 to 1999, Mr. Mandich served as Manager, Commercial Sales for ARCO Products Company, providing leadership for a team of marketing specialists for petroleum products and petrochemicals to the wholesale and industrial markets. From 1994 to 1995, Mr. Mandich served as Manager, Sales and Supply for ARCO Products Company, directing combined domestic and international marketing, trading and shipping operations for light petroleum products and refinery feedstocks. Mr. Mandich has a three-year employment agreement with the Company. See Item 10, "Executive Compensation-Employment Agreements".

     There are no agreements or understandings for any officer or director to serve as such or resign at the request of another person, other than that on December 20, 1999, all then-serving directors and officers resigned all positions in connection with the Reorganization, pursuant to the terms of the Plan of Reorganization.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC. Officers, directors and beneficial owners of more than 10% of the Company's Common Stock are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports on Form 5 were required, the Company believes that for the period from January 1, 1999 through December 31, 1999, all officers, directors and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that John Castellucci was late in filing his Form 3 upon his acquisition of controlling interest in, and becoming a director and officer of, the Company. That filing has been made as of the date hereof.

Item 10.  Executive Compensation

Cash Compensation

     The following table sets forth compensation paid or awarded to the Chief Executive Officer and all officers of the Company whose compensation exceeded $100,000 for all services rendered to the Company during the last three fiscal years:

                                            SUMMARY COMPENSATION TABLE

                                               Annual Compensation
                                               -------------------

Name and Principal Position           Year          Salary            Bonus          All Other Compensation(1)
---------------------------           ----          ------            -----          ----------------------
John Castellucci                      1999        $34,616             $   -                     $   -
 President                            1998        $     -             $   -                     $   -
 (Chief Executive Officer),           1997        $     -             $   -                     $   -
 Chief Financial Officer and
 Secretary

     During 1999, Mr. Castellucci was also reimbursed approximately $27,000 for business expenses he incurred on behalf of the Company.

     During the last three years, none of the Company's previously serving officers or directors received any compensation for their services rendered to the Company. During the same period, the Company did not accrue compensation for any such persons pursuant to any agreement or otherwise.

Employment Agreements

     The Company has entered into an Employment Contract For Senior Executive with James R. Mandich (the "Employment Agreement"). The Employment Agreement is for a term of three years, commencing August 1, 1999. Mr. Mandich is responsible for marketing and operations, personnel, product pricing, sales promotion and acquisitions. Mr. Mandich's responsibilities also include a range of administrative duties and business planning responsibilities. Mr. Mandich is prohibited from pursuing competitive activities and from misappropriating or disclosing the Company's trade secrets and confidential information. His compensation under this agreement is $100,000 in the first year, $150,000 in the second year, and $175,000 in the third year, of the term. If Mr. Mandich exercises his option to extend the term of his employment agreement with the Company, his annual salary will be $175,000, plus a Consumer Price Index increase. Mr. Mandich is eligible for a bonus in any employment year in which retail and wholesale sales exceed certain percentages above the previous year's sales. Mr. Mandich is entitled to 50% of his annual salary if he becomes permanently disabled for any reason. Mr. Mandich can elect to receive Company stock in lieu of profit sharing and also receives a variety of employee benefits. Under the terms of the Employment Agreement, Mr. Mandich can be terminated for cause and without cause upon his death and three months after any disability preventing performance of his duties.

     No retirement, pension, profit sharing, stock option, deferred compensation or bonus plan, or other similar plans for the benefit of its employees, has been adopted by the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth the number of shares of the Company's Common Stock beneficially owned by all directors and officers, and all persons owning more than five percent (5%) of the Company's Common Stock:

                                               Number of Shares                Percentage of
Name and Address of Owner                   of Common Stock Owned           Common Stock Owned
-------------------------                   ---------------------           ------------------
John Castellucci                                        11,900,000                  85.0%
23805 Stewart Ranch Road
Suite 265
Malibu, CA  90265

Kimberly Lynn Jack                                       1,100,000 (1)               7.9%
1916 East 50th South
Wichita, KS  67216

Scott A. Jack                                            1,100,000 (1)               7.9%
1916 East 50th South
Wichita, KS  67216

All Directors and Executive Officers                    11,900,000                  85.0%
 as a Group ((1) individual)

________________


(1) Kimberly Lynn Jack and Scott A. Jack are husband and wife. Each of them owns 550,000 shares of the Company's Common Stock in their own name. Until December 20, 1999, Mr. and Mrs. Scott served as President and
Secretary/Treasurer, respectively, of the Company, and both served as Directors.

     Pursuant to the Plan of Reorganization, John Castellucci was issued 11,900,000 shares of the Company's Common Stock on December 20, 1999, resulting in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions

     John Castellucci is associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest in his acting as an officer and director of the Company.

     Mr. Castellucci is now and may in the future become a shareholder, officer or director of other companies which may be engaged in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to his acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to his attention in the performance of his duties or otherwise.

     In general, officers and directors are, so long as they are officers or directors of the Company, subject to the restriction that all opportunities contemplated by the Company's plan of operation which come to their attention, either in the performance of their duties or in any other manner, will be considered opportunities of, and be made available to, the Company and the companies that they are affiliated with on an equal basis. A breach of this requirement would be a breach of the fiduciary duties of the officer or director. If the Company or the companies in which the officers and directors are affiliated with both desire to take advantage of an opportunity, then said officers and directors would abstain from negotiating and voting upon the opportunity. However, all directors may still individually take advantage of opportunities if the Company should decline to do so. Except as set forth above, the Company has not adopted any other conflict of interest policy with respect to such transactions. It should be noted that at the present time Mr. Castellucci is the sole director of the Company, although it is likely that the size of the Board of Directors will be increased during 2000.

     John Castellucci, President, Chief Financial Officer, Secretary, Director and the principal shareholder of the Company, is also President, a director and the principal shareholder of West Star. The Company purchased the Card Lock Facility from a wholly-owned subsidiary of West Star for $450,000, and leased the Card Lock Facility back to the seller for $5,000 per month on a one-year lease. The Company believes that the terms of the purchase and lease of the Card Lock Facility are at least as favorable as each transaction would have been between two unaffiliated parties negotiating in arms-length transactions.

     During 1999, the Company made advances to John Castellucci in the aggregate amount of approximately $63,000.

     West Star has sued Mr. Castellucci and the Company in connection with certain matters, including matters relating to the acquisition of the ARCO Facilities. See Item 3, "Legal Proceedings".

                                    PART IV

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

   Exhibit No.                 Description
   -----------                 -----------

     2.1 Plan and Agreement of Reorganization dated December 10, 1999 by and between the Company, LLO-Gas, and John Castellucci (1)

     3.1   Articles of Incorporation (2)

     3.2   Bylaws (2)

     *4.1  Form of Common Stock certificate

     10.1 3-Year 10 Percent Convertible Note, Number 1 payable to Interlochen Enterprises, Inc. dated as of November 1, 1999 in the sum of $250,000
           (1)

     10.2 3-Year 10 Percent Convertible Note, Number 2 payable to Meridian Enterprises, Inc. dated as of November 1, 1999 in the sum of $250,000
           (1)

     10.3 3-Year 10 Percent Convertible Note, Number 3 payable to CRS Financial Corp., Ltd, dated as of November 1, 1999 in the sum of $250,000 (1)

     10.4 3-Year 10 Percent Convertible Note, Number 4 payable to CRS Financial Corp., Ltd. dated as of November 1, 1999 in the sum of $250,000 (1)

     10.5 3-Year 10 Percent Convertible Note, Number 5 payable to CRS Financial Corp., Ltd. dated as of November 1, 1999 in the sum of $250,000 (1)

     10.6 3-Year 10 Percent Convertible Note, Number 6 payable to CRS Financial Corp., Ltd. dated as of November 1, 1999 in the sum of $250,000 (1)

   **10.7 Loan and Security Agreement, dated August 2, 1999, between West Star Energy Group, LLO-Gas, a California corporation and LLO-Gas, and Capstone Capital, LLC

   **10.8 Promissory Note, dated August 2, 1999, between West Star Energy Group, LLO-Gas, a California corporation and LLO-Gas, and Capstone Capital, LLC

    *10.9 Guarantee, dated August 2, 1999, from John D. Castellucci to Capstone Capital, LLC

   **10.10 Agreement For Sale of Real Estate to Contract Dealer for ARCO facility 01860, dated September 2, 1999, between LLO-Gas and ARCO, together with related Legal Description of the Real Estate, Location of the Companion Real Estate, Declaration of Environmental Restriction and Other Environmental Covenants and Conditions, dated September 2, 1999, between LLO-Gas and ARCO, and Right of First Refusal Agreement, dated September 2, 1999, between LLO-Gas and ARCO

   Exhibit No.                 Description
   -----------                 -----------

   **10.11 Agreement For Sale of Business to Contract Dealer for ARCO facility 01860, dated September 2, 1999, between LLO-Gas and ARCO

   **10.12 am/pm Mini Market Agreement Part I for ARCO facility 82060, dated September 2, 1999, between LLO-Gas and ARCO Products Company, together with related am/pm Mini Market Agreement Part II for ARCO facility 82060 and Statement Regarding Finances & Investors, dated September 2, 1999

   **10.13 Contract Dealer Gasoline Agreement for ARCO facility 82060, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.14 Amendment to Contract Dealer Gasoline Agreement for ARCO facility 82060, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.15 Memorandum of Contract Dealer Gasoline Agreement for ARCO facility 82060, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.16 Addendum to Contract Dealer Gasoline Agreement (PayPoint Network Non-Lessee Retailer) for ARCO facility 82060, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.17 Agreement For Sale of Real Estate to Contract Dealer for ARCO facility 05212, dated September 2, 1999, between LLO-Gas and ARCO, together with related Legal Description of the Real Estate, Location of the Companion Real Estate, Declaration of Environmental Restriction and Other Environmental Covenants and Conditions, dated September 2, 1999, between LLO-Gas and ARCO, and Right of First Refusal Agreement, dated September 2, 1999, between LLO-Gas and ARCO

   **10.18 Agreement For Sale of Business to Contract Dealer for ARCO facility 05212, dated September 2, 1999, between LLO-Gas and ARCO

   **10.19 Contract Dealer Gasoline Agreement for ARCO facility 82061, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.20 Memorandum of Contract Dealer Gasoline Agreement for ARCO facility 82061, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.21 Addendum to Contract Dealer Gasoline Agreement (PayPoint Network Non-Lessee Retailer) for ARCO facility 82061, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   Exhibit No.                 Description
   -----------                 -----------

   **10.22 Agreement For Sale of Real Estate to Contract Dealer for ARCO facility 05502, dated September 2, 1999, between LLO-Gas and ARCO, together with related Legal Description of the Real Estate, Location of the Companion Real Estate, Declaration of Environmental Restriction and Other Environmental Covenants and Conditions, dated September 2, 1999, between LLO-Gas and ARCO, and Right of First Refusal Agreement, dated September 2, 1999, between LLO-Gas and ARCO

   **10.23 Agreement For Sale of Business to Contract Dealer for ARCO facility 05502, dated September 2, 1999, between LLO-Gas and ARCO

   **10.24 am/pm Mini Market Agreement Part I for ARCO facility 82062, dated September 2, 1999, between LLO-Gas and ARCO Products Company, together with related am/pm Mini Market Agreement Part II for ARCO facility 82062 and Statement Regarding Finances & Investors, dated September 2, 1999

   **10.25 Contract Dealer Gasoline Agreement for ARCO facility 82062, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.26 Amendment to Contract Dealer Gasoline Agreement for ARCO facility 82062, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.27 Memorandum of Contract Dealer Gasoline Agreement for ARCO facility 82062, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.28 Addendum to Contract Dealer Gasoline Agreement (PayPoint Network Non-Lessee Retailer) for ARCO facility 82062, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.29 Agreement For Sale of Real Estate to Contract Dealer for ARCO facility 05513, dated September 2, 1999, between LLO-Gas and ARCO, together with related Legal Description of the Real Estate, Location of the Companion Real Estate, Declaration of Environmental Restriction and Other Environmental Covenants and Conditions, dated September 2, 1999, between LLO-Gas and ARCO, and Right of First Refusal Agreement, dated September 2, 1999, between LLO-Gas and ARCO

   **10.30 Agreement For Sale of Business to Contract Dealer for ARCO facility 05513, dated September 2, 1999, between LLO-Gas and ARCO

   **10.31 am/pm Mini Market Agreement Part I for ARCO facility 82063, dated September 2, 1999, between LLO-Gas and ARCO Products Company, together with related am/pm Mini Market Agreement Part II for ARCO facility 82063 and Statement Regarding Finances & Investors, dated September 2, 1999

   Exhibit No.                 Description
   -----------                 -----------

   **10.32 Contract Dealer Gasoline Agreement for ARCO facility 82063, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.33 Amendment to Contract Dealer Gasoline Agreement for ARCO facility 82063, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.34 Memorandum of Contract Dealer Gasoline Agreement for ARCO facility 82063, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.35 Addendum to Contract Dealer Gasoline Agreement (PayPoint Network Non-Lessee Retailer) for ARCO facility 82063, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.36 Agreement For Sale of Real Estate to Contract Dealer for ARCO facility 05972, dated September 2, 1999, between LLO-Gas and ARCO, together with related Legal Description of the Real Estate, Location of the Companion Real Estate, Declaration of Environmental Restriction and Other Environmental Covenants and Conditions, dated September 2, 1999, between LLO-Gas and ARCO, and Right of First Refusal Agreement, dated September 2, 1999, between LLO-Gas and ARCO

   **10.37 Agreement For Sale of Business to Contract Dealer for ARCO facility 05972, dated September 2, 1999, between LLO-Gas and ARCO

   **10.38 am/pm Mini Market Agreement Part I for ARCO facility 82064, dated September 2, 1999, between LLO-Gas and ARCO Products Company, together with related am/pm Mini Market Agreement Part II for ARCO facility 82060 and Statement Regarding Finances & Investors, dated September 2, 1999

   **10.39 Contract Dealer Gasoline Agreement for ARCO facility 82064, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.40 Amendment to Contract Dealer Gasoline Agreement for ARCO facility 82064, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.41 Memorandum of Contract Dealer Gasoline Agreement for ARCO facility 82064, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.42 Addendum to Contract Dealer Gasoline Agreement (PayPoint Network Non-Lessee Retailer) for ARCO facility 82064, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   Exhibit No.                 Description
   -----------                 -----------

   **10.43 Agreement For Sale of Real Estate to Contract Dealer for ARCO facility 06202, dated September 2, 1999, between LLO-Gas and ARCO, together with related Legal Description of the Real Estate, Location of the Companion Real Estate, Declaration of Environmental Restriction and Other Environmental Covenants and Conditions, dated September 2, 1999, between LLO-Gas and ARCO, and Right of First Refusal Agreement, dated September 2, 1999, between LLO-Gas and ARCO

   **10.44 Agreement For Sale of Business to Contract Dealer for ARCO facility 06202, dated September 2, 1999, between LLO-Gas and ARCO

   **10.45 am/pm Mini Market Agreement Part I for ARCO facility 82065, dated September 2, 1999, between LLO-Gas and ARCO Products Company, together with related am/pm Mini Market Agreement Part II for ARCO facility 82065 and Statement Regarding Finances & Investors, dated September 2, 1999

   **10.46 Contract Dealer Gasoline Agreement for ARCO facility 82065, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.47 Amendment to Contract Dealer Gasoline Agreement for ARCO facility 82065, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.48 Memorandum of Contract Dealer Gasoline Agreement for ARCO facility 82065, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.49 Addendum to Contract Dealer Gasoline Agreement (PayPoint Network Non-Lessee Retailer) for ARCO facility 82065, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.50 Intercreditor Agreement, dated October 25, 1999, between Capstone Capital, LLC and Convenience Store Finance Company, LLC

   **10.51 Loan and Security Agreement, dated October 26, 1999, made by LLO-Gas in favor of Convenience Store Finance Company, LLC, together with related Definitions Schedule, Information Schedule, Specified Market Schedule, Schedule 2.3 Affiliates, Schedule 2.14 Filing Offices (U.C.C.-1 Recordings), Schedule 2.23 Subsidiaries, Schedule 2.26 Credit Card Agreements, Schedule 2.31 Sale of Assets, Schedule 2.38 Listing of Local Banks, Exhibit A Secured Promissory Note (Preliminary Statement), Exhibit B Schedule of Notes and Properties (Preliminary Statement), Exhibit C Current Filings, Exhibit D Principal Agreements, Exhibit E Compliance Certificate, Exhibit F Local Bank Direction Letters and Exhibit H Financing Statements (on Form UCC-1)

   Exhibit No.                 Description
   -----------                 -----------

    *10.52 Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured Promissory Note, CSFC Loan #250, for $300,000, dated October 26, 1999, between LLO-Gas and Convenience Store Finance Company, LLC

    *10.53 Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured Promissory Note, CSFC Loan #250, for $585,000, dated October 26, 1999, between LLO-Gas and Convenience Store Finance Company, LLC

    *10.54 Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured Promissory Note, CSFC Loan #250, for $1,230,000, dated October 26, 1999, between LLO-Gas and Convenience Store Finance Company, LLC

    *10.55 Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured Promissory Note, CSFC Loan #250, for $975,000, dated October 26, 1999, between LLO-Gas and Convenience Store Finance Company, LLC

    *10.56 Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured Promissory Note, CSFC Loan #250, for $2,500,000, dated October 26, 1999, between LLO-Gas and Convenience Store Finance Company, LLC

    *10.57 Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured Promissory Note, CSFC Loan #250, for $750,000, dated October 26, 1999, between LLO-Gas and Convenience Store Finance Company, LLC

    *10.58 Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured Promissory Note, CSFC Loan #250, for $760,000, dated October 26, 1999, between LLO-Gas and Convenience Store Finance Company, LLC

    *10.59 Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured Promissory Note, CSFC Loan #250, for $700,000, dated October 26, 1999, between LLO-Gas and Convenience Store Finance Company, LLC

   **10.60 Deed of Trust and Absolute Assignment of Rents and Leases and Fixture Filing, for Phoenix, AZ location, dated October 26, 1999, with LLO-Gas as Trustor, Old Republic Title Company as Trustee and Convenience Store Finance Company, LLC as Beneficiary

   **10.61 Deed of Trust and Absolute Assignment of Rents and Leases and Fixture Filing, for Mammoth Lakes, CA location, dated October 26, 1999, with LLO-Gas as Trustor, Old Republic Title Company as Trustee and Convenience Store Finance Company, LLC as Beneficiary

   Exhibit No.                 Description
   -----------                 -----------

   **10.62 Deed of Trust and Absolute Assignment of Rents and Leases and Fixture Filing, for Bakersfield, CA location, dated October 26, 1999, with LLO-Gas as Trustor, Old Republic Title Company as Trustee and Convenience Store Finance Company, LLC as Beneficiary

   **10.63 Deed of Trust and Absolute Assignment of Rents and Leases and Fixture Filing, for Bakersfield, CA location, dated October 26, 1999, with LLO-Gas as Trustor, Old Republic Title Company as Trustee and Convenience Store Finance Company, LLC as Beneficiary

   **10.64 Deed of Trust and Absolute Assignment of Rents and Leases and Fixture Filing, for Los Angeles, CA location, dated October 26, 1999, with LLO-Gas as Trustor, Old Republic Title Company as Trustee and Convenience Store Finance Company, LLC as Beneficiary

   **10.65 Deed of Trust and Absolute Assignment of Rents and Leases and Fixture Filing, for Fontana, CA (deed of trust) location, dated October 26, 1999, with LLO-Gas as Trustor, Old Republic Title Company as Trustee and Convenience Store Finance Company, LLC as Beneficiary

   **10.66 Deed of Trust and Absolute Assignment of Rents and Leases and Fixture Filing, for No. Palm Springs, CA location, dated October 26, 1999, with LLO-Gas as Trustor, Old Republic Title Company as Trustee and Convenience Store Finance Company, LLC as Beneficiary

   **10.67 Deed of Trust and Absolute Assignment of Rents and Leases and Fixture Filing, for Rosemead, CA location, dated October 26, 1999, with LLO-Gas as Trustor, Old Republic Title Company as Trustee and Convenience Store Finance Company, LLC as Beneficiary

   **10.68 Indemnity and Guaranty Agreement, dated as of October 26, 1999, between John D. Castellucci and Convenience Store Finance Company, LLC

    *10.69 Note, for $300,00, dated October 28, 1999, between John Castellucci, LLO-Gas and Time Out, LLC

    *10.70 Note, for $300,000, dated October 28, 1999, between LLO-Gas and Time Out, LLC

    *10.71 Straight Note, for $200,000, dated November 23, 1999, between LLO-Gas and Time Out, LLC

    *10.72 Promissory Note, for $150,000, dated December 16, 1999, between LLO-Gas and John D. Castellucci, on the one hand, and Mehdi Mostaedi, on the other hand

   Exhibit No.                 Description
   -----------                 -----------

   **10.73 Option Agreement, for 979 East Paige Avenue, Tulare, California 93274, dated March 1, 2000, between Carl E. Lindros and John Castellucci, Manager of LLO-Gas Truck Stop No. 1, LLC

    *10.74 Memorandum of Understanding, for the $398,310.86 LLO-Gas obligation to ARCO, dated March 23, 2000, between LLO-Gas and ARCO

    *10.75 Promissory Note, for $398,310.86, dated March 23, 2000, between LLO-Gas and ARCO

    *10.76 Loan Agreement and Promissory Note For Line of Credit, for $300,000, dated March 23, 2000, between LLO-Gas and ARCO

   **10.77 Office Lease, Miramar Professional Park, for 23805 Stuart Ranch Road, Suite 224, Malibu, California, commencing on October 1, 1999, between Miramar Investment Co. and West Star Energy Group LLO-Gas, Inc., a Delaware corporation

    *10.78 Employment Contract For Senior Executive, for James Mandich, dated September 15, 1999, between LLO-Gas and James Mandich

   **10.79 Deed of Trust, dated August 2, 1999, made between LLO-Gas and Capstone Capital, LLC

   **10.80 Agreement between PSI and LLO-Gas for operation of the business at the Fontana Facility

   **10.81 Deed of Trust, dated October 29, 1999, between LLO-Gas and Time Out, LLC

   **10.82 Deed of Trust, dated October 29, 1999, between LLO-Gas and Time Out, LLC

   **10.83 Modification To Deed of Trust, dated November 23, 1999, between LLO-Gas and Time Out, LLC

   **10.84 Deed of Trust, dated November 23, 1999, between LLO-Gas and Time Out, LLC

   **10.85  Subordination Agreement (undated), between LLO-Gas and Time Out, LLC

    *10.86 Note, dated July 19, 1999, between LLO-Gas and John Castellucci and Interlochen Enterprises, Inc., for $150,000

     16.1 Letter dated April 10, 2000 from Barry F. Friedman addressed to the SEC regarding a change in accountant and confirming the disclosure contained in the Company's current Report on Form 8-K (3)

     *21    List of subsidiaries

     *27    Financial Data Schedule

     99.1   Lock-up Agreement dated May 3, 1999 by Kimberly Lynn Jack (2)

     99.2   Lock-up Agreement dated May 3, 1999 by Scott A. Jack (2)

     99.3   Lock-up Agreement dated May 3, 1999 by Debra S. Hackney (2)

___________________________

*Filed herewith

**To be filed by amendment

(1) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the SEC on December 10, 1999.

(2) Filed as an exhibit to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB filed, with the SEC on June 24, 1999.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the SEC on April 11, 2000.

(b)  Reports on Form 8-K

     On December 13, 1999, the Company filed a Current Report on Form 8-K with SEC, with respect to the issuance by the Company of the Convertible Debentures and the execution of the Plan of Reorganization.

     On January 4, 2000, the Company filed a Current Report on Form 8-K with the SEC, with respect to the change in control of the Company as a result of the Reorganization, the closing of the transactions contemplated by the Plan of Reorganization and the issuance of the Convertible Debentures. At the time of filing said Current Report, the Company disclosed that it was impractical to provide the required financial statements for the acquisition of the acquired assets. ARCO has informed the Company that audited financial information is not available for the assets acquired from ARCO and it is contrary to ARCO corporate policy to allow the Company to audit ARCO's books in connection with the assets acquired from ARCO. Accordingly, the Company was not able to comply with the financial statement disclosure requirements of Form 8-K and Regulation S-X.

     On April 11, 2000, the Company filed a Current Report on Form 8-K with the SEC, with respect to the retention of new independent auditors.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DISCOVERY INVESTMENTS, INC.

Date:  April 14, 2000                     By: /s/  John D. Castellucci
                                             -------------------------------
                                              John D.Castellucci, President


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature                          Capacity                                 Date
---------                          --------                                 ----
/s/  John D. Castellucci           President (Principal Executive           April 14, 2000
------------------------           Officer), Chief Financial
                                   Officer, Secretary and Director

                          DISCOVERY INVESTMENTS, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Auditors                                                    F-1

Consolidated Balance Sheet at December 31, 1999                                   F-2

Consolidated Statement of Operations for the year ended December 31, 1999         F-3

Consolidated Statement of Cash Flows for the year ended December 31, 1999         F-4

Consolidated Statement of Shareholders' Deficiency
   for the period ended December 31, 1999                                         F-5

Notes to Consolidated Financial Statements                                        F-6

                        REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
Discovery Investments, Inc.


We have audited the accompanying consolidated balance sheet of Discovery Investments, Inc., as of December 31, 1999, and the related statements of operations, shareholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Discovery Investments, Inc. as of December 31, 1999, and the consolidated results of the operations, shareholders' deficiency and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's significant operating losses and significant capital requirements raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not contain any adjustments that might result from these uncertainties.



                                               Hollander, Lumer & Co. LLP


Los Angeles, California
April 12, 2000

                          DISCOVERY INVESTMENTS, INC.
                          CONSOLIDATED BALANCE SHEET
                     FOR THE YEAR ENDED DECEMBER 31, 1999

                                    ASSETS

CURRENT ASSETS
 Accounts receivable                                                     $      1,137
 Related party receivable                                                     332,938
 Inventories                                                                  455,476
 Prepaid expenses and other                                                    57,569
 Due from officer                                                              63,000
                                                                         ------------
     TOTAL CURRENT ASSETS                                                     910,120
                                                                         ------------
PROPERTY AND EQUIPMENT - net                                                8,562,085
                                                                         ------------
OTHER ASSETS
 Restricted cash                                                              112,500
 Financing fees                                                               413,629
 Franchise fees                                                               443,409
 Other Assets                                                                 156,845
                                                                         ------------
     TOTAL OTHER ASSETS                                                     1,126,383
                                                                         ------------
                                                                         $ 10,598,588
                                                                         ============

                       LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Bank overdraft                                                          $     19,559
 Accounts payable                                                             733,320
Notes payable
 Cameron Farrer                                                               250,000
 Interlochen Enterprises                                                      150,000
 M. Mehdi Mostaedi                                                            150,000
 CSFC - current portion                                                       223,486
                                                                         ------------
     TOTAL NOTES PAYABLE                                                      773,486
                                                                         ------------
     TOTAL CURRENT LIABILITIES                                              1,526,365
                                                                         ------------
Notes payable
LONG-TERM LIABILITIES
 Interlochen Enterprises                                                      250,000
 Meridian Enterprises                                                         250,000
 CRS Corp                                                                   1,000,000
 CSFC - net of current portion                                              7,559,052
                                                                         ------------
     TOTAL LONG-TERM LIABILITIES                                            9,059,052
                                                                         ------------
     TOTAL LIABILITIES                                                     10,585,417
                                                                         ------------
MINORITY INTEREST                                                              44,230
                                                                         ------------
SHAREHOLDERS' DEFICIENCY
 Common Stock, $.001 par value; authorized 25,000,000 shares;
  issued and outstanding - 14,000,000 shares                                   14,000
 Additional paid-in capital                                                   438,100
 Accumulated deficit                                                         (483,159)
                                                                         ------------
     TOTAL STOCKHOLDERS' DEFICIENCY                                           (31,059)
                                                                         ------------
                                                                         $ 10,598,588
                                                                         ============

         See accompanying Notes to Consolidated Financial Statements

                          DISCOVERY INVESTMENTS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE YEAR ENDED DECEMBER 31, 1999



SALES                                               $3,680,003
COST OF SALES                                        3,149,535
                                                    ----------
     GROSS PROFIT                                      530,468
                                                    ----------
OPERATING EXPENSES
  Direct operating expense                             371,220
  Royalties                                             20,724
  Marketing                                              4,733
  General and administrative                           283,591
  Acquisition cost                                     186,032
  Depreciation and amortization                         57,448
                                                    ----------
     TOTAL OPERATING EXPENSES                          923,747
                                                    ----------
INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)           (393,280)
                                                    ----------
OTHER INCOME (EXPENSE)
  Misc income                                           (6,936)
  Interest expense                                     (80,912)
  Interest income                                           68
                                                    ----------
     TOTAL OTHER INCOME (EXPENSE)                      (87,780)
                                                    ----------
NET INCOME (LOSS)                                   $ (481,059)
                                                    ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES             3,091,666
                                                    ==========
EARNINGS PER SHARE                                  $    (0.16)
                                                    ==========

         See accompanying Notes to Consolidated Financial Statements

                          DISCOVERY INVESTMENTS, INC.
                    STATEMENTS OF SHAREHOLDERS' DEFICIENCY
                     FOR THE YEAR ENDED DECEMBER 31, 1999

                                                  Common Stock               Additional         Accumulated
                                          -----------------------------
                                            Shares            Amount       Paid in Capital       Deficit              Total
                                          -----------------------------   -----------------    ------------        -----------
Balance, April 1, 1999                      2,100,000          $  2,100        $       -       $    (2,100)        $        -

Issuance of stock regarding merger         11,900,000            11,900          (11,900)                                   -

Investment in a subsidiary company                                               450,000                              450,000

Net loss                                                                                          (481,059)          (481,059)
                                          ------------        ----------      -----------     -------------       ------------
Balance, December 31, 1999                 14,000,000          $ 14,000        $ 438,100       $  (483,159)        $  (31,059)
                                          ============        ==========      ===========     =============       ============

                See accompanying Notes to Consolidated Financial Statements

                          DISCOVERY INVESTMENTS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE YEAR ENDED DECEMBER 31, 1999

OPERATING ACTIVITIES
     Net Loss                                                                         $ (481,059)
     Adjustments to reconcile net income to
         net cash provided by operating activities:
            Depreciation                                                                  50,857
            Amortization                                                                   6,591
     Changes in operating assets and liabilities:
         Receivables                                                                      (1,137)
         Inventories                                                                    (455,476)
         Prepaid expenses                                                                (57,569)
         Restricted cash                                                                (112,500)
         Franchise fees                                                                 (443,409)
         Other assets                                                                   (156,845)
         Accounts payable and accrued expense                                            733,320
                                                                                 ----------------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                                             (917,227)
                                                                                 ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Advances to officer                                                                 (63,000)
     Advances to affiliate                                                              (332,938)
     Acquisition of LLO-Gas, Inc.                                                       (420,219)
     Property, plant, and equipment additions                                         (8,612,943)
                                                                                 ----------------
NET CASH USED IN INVESTING ACTIVITIES                                                 (9,429,100)
                                                                                 ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Contribution from minority interest of consolidated subsidiary                       44,230
     Proceeds from notes payable                                                       9,832,538
     Proceed from sale of subsidiary's common stock                                      450,000
     Net increase in cash overdraft                                                       19,559
                                                                                 ----------------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                                          $10,346,327
                                                                                 ----------------
INCREASE (DECREASE) IN CASH                                                                    -
                                                                                 ----------------
CASH AND CASH EQUIVALENTS
     Beginning of year                                                                         -
     End of year                                                                               -

                See accompanying Notes to Consolidated Financial Statements

                          DISCOVERY INVESTMENTS, INC
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

Discovery Investments, Inc. (the "Company") was organized September 10, 1996, under the laws of the State of Nevada as Discovery Investments, Inc.

On December 10, 1999, the Company entered into a Plan and Agreement of Reorganization with LLO-Gas, Inc., a Delaware Corporation and John Castellucci. The Plan and Agreement of Reorganization contemplates that the Company will acquire all of the issued and outstanding shares of stock of LLO-Gas, Inc. in exchange for 11,900,000 shares of the Company.

On December 20, 1999 the Company issued to John Castellucci 11,900,00 shares of the Company's common stock for all of the issued and outstanding shares owned of record and beneficially of LLO-Gas, Inc.

For accounting purposes, the acquisition of LLO-Gas, Inc. by Discovery Investments, Inc. has been treated as a reverse acquisition. LLO-Gas, Inc. is considered as the acquirer. The financial statements are those of LLO-Gas, Inc. and its operations since the acquisition date of October 26, 1999. All information in the accompanying financial statements has been restated to reflect this transaction. Discovery Investments has changed its fiscal year-end to December 31 to conform to the fiscal year of LLO-Gas, Inc.

LLO-Gas, Inc. owns one (1) "card lock" gasoline and diesel dispensing facility and owns seven (7) ARCO am/pm gas station/convenience stores. Six of the franchised facilities were recently acquired directly from Atlantic Richfield Company, a Delaware corporation, and one of the franchised facilities was acquired from an independent owner operator. The acquisition of all eight (8) facilities included the operating business, assets, and real estate. The total purchase price paid by LLO-Gas, Inc. on or about October 26, 1999 was the approximate sum of $9,500,000. Credit Suisse/CSFC provided secured financing in the approximate sum of $7,800,000 to LLO-Gas, Inc. to complete the transaction. (See Note 10) The facility acquired from the independent owner operator required LLO-Gas, Inc. to deliver to the seller subordinated secured notes for $800,000. (See Note 12) The purchase price paid to the independent owner operator, included in the $9,500,000 referred to above was the total sum of $3,200,000. The balance of the funds were provided by unsecured loans from third parties (See Note 4) or from cash contributions or loans to LLO-Gas, Inc. by its shareholder. The closing occurred on December 20, 1999.

NOTE 2 - GOING CONCERN

Limited Operating History - The Company is in the start-up phase of its business
-------------------------
operations, having only begun operations in October 1999. There can be no assurance that it can operate its business profitably. Management has significant experience owning and managing gas stations/convenience stores, meaning that the Company is largely dependent upon senior management to provide the expertise necessary to run its business. The Company does not currently have key person insurance on its business, financial condition, nor results of operations.

Limited Financial Resources - The Company does not have sufficient assets to
---------------------------
expand its business operations at the present time beyond its current operations or to exercise the Option on the real property in Tulare, California. Any expansion of the number of gas station/convenience stores or card lock facilities, or any diversification of its business, would require substantial additional financial resources. The Company has no understandings or agreements with any party to provide any such required financing. There can be no guarantee that it would be able to negotiate any such financing in the future, or negotiate any such financing on favorable terms.

LLO-Gas, Inc. has incurred significant operating losses since its inception, resulting in an accumulated deficit of $483,159 at December 31, 1999.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                          DISCOVERY INVESTMENTS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                               DECEMBER 31, 1999


Principles of Consolidation - The consolidated financial statements include the
---------------------------
accounts of the company and of its wholly owned subsidiary, LLO-Gas, Inc. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with
-----------------
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Property and Equipment - Property and equipment are stated at cost.
----------------------
Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which range from five to seven years. Leasehold improvements are amortized on the straight-line method over the term of the lease or the useful life of the asset, whichever is shorter.

Property and equipment are reviewed for impairment whenever events or circumstances indicate that the assets not discounted expected cash flows are not sufficient to recover its carry amount. The Company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.

Inventories - Inventories are stated at lower of cost (average) or market.
-----------

Stock-Based Compensation - The Company periodically issues common stock options
------------------------
and common stock purchase warrants to employees and non-employees in non-capital raising transactions for services rendered and to be rendered, and as financing costs. Accounts for stock-based compensation plans utilizing the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair market price of the Company's common stock at the date of grant above the amount an employee must pay to acquire the common stock.

Income taxes - The Company accounts for income taxes utilizing the assets and
------------
liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences or temporary differences between the basis of assets and liabilities for financial reporting purposes and tax purposes.

Net Loss Per Common Share - Basic earnings per share excludes the dilutive
-------------------------
effects of options and convertible securities, if any, and is computed by dividing net income (loss) available to common stockholders by the weighed average number of common shares outstanding during the period. Diluted earnings per share is computed assuming the exercise or conversion of common equivalent shares, if dilutive, consisting or unissued shares under stock options, warrants and debt instruments.

Basic and diluted earnings per share are the same for all periods presented.

The Company operates in one business segment.

NOTE 4 - CONVERTIBLE DEBENTURES

On December 10, 1999, the Company, subject to the closing of the Plan and Agreement of Reorganization, the Company issued six (6) three-year 10 Percent Convertible Debentures to various parties in the aggregate amount of $1,500,000, dated as of November 1, 1999 which closed on December 20, 1999. The terms and conditions are summarized as follows:

                          DISCOVERY INVESTMENTS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                               DECEMBER 31, 1999


(1) All debentures of this issue rank equally and ratably without priority over one another.

(2) Provided that the Registrant becomes obligated, the holder or holders of this Debenture may at any time prior to the maturity hereof (except that, if the Registrant has called the debenture for redemption, the right to convert shall terminate at the close of business on the second business day prior to the day fixed as the date for such redemption), convert the principal amount hereof into the Registrant's common stock at the conversion ratio of $5 of debenture principal for one share of common stock. To convert the debenture, the holder or holders hereof must surrender the same at the office of the Registrant, together with a written instrument of transfer in a form satisfactory to the Registrant, properly completed and executed and with a written notice of conversion.

(3) If the Registrant at any time pays to the holders of its common stock a dividend in common stock, the number of shares of common stock issuable upon the conversion of the debenture shall be proportionally increased, effective at the close of business on the recorded date for determination of the holders of the common stock entitled to the dividend.

(4) If the Registrant at any time subdivides or combines in a larger or smaller number of share its outstanding shares of common stock, then the number of shares of common stock issuable upon the conversion of the debenture shall be proportionally increased in the case of a subdivision and decrease in the case of a combination, effective in either case at the close of business on the date that the subdivision or combination becomes effective.

(5) If the Registrant is recapitalized, consolidate with or merged into any other corporation, or sells or conveys to any other corporation all or substantially all of its property as an entity, provision shall be made as part of the terms of the recapitalization consolidation merger, sale, or conveyance so that the holder or holders of the debenture may receive, in lieu of the common stock otherwise issuable to them upon conversion hereof, at the same conversion ratio, the same kind and amount of securities or assets as may be distributable upon the recapitalization, consolidation, merger, sale, or conveyance with respect to the common stock.

(6) In lieu of issuing any fraction of a share upon the conversion of the debenture, the Registrant shall pay to the holder hereof for any fraction of a share otherwise issuable upon the conversion cash equal to the same fraction of the ten current per share market price of the common stock.

(7) In the event Registrant fails to make any payment of principal and interest, said failure to pay shall constitute a default under the terms of the debenture and, subject to the terms and conditions contained in the debenture, the entire unpaid principal and interest shall be due an payable. No debenture holder may institute any suit or proceeding for the enforcement of the payment of principal or interest unless the holders of more than 25 percent in amount of all outstanding debentures of the issue join in the suit or proceeding. In the event the Registrant and the shareholders of LLO-Gas, Inc. do not enter into a business combination which closes on or before December 31, 1999, an individual debenture holder may institute any suit or proceeding in the event of default.

(8) Registrant and LLO-Gas, Inc. may at any time prepay in whole or in part, the principal amount, plus accrued interest lot he date of prepayment, of all outstanding debentures of this issue, upon 30 days written notice by certified or registered mail to the registered owners of all outstanding debentures.

(9) Except for debenture number 1 and 2, for which John Castellucci is obligated for an amount equal to $150,000, the debenture is the obligation of Registrant and LLO-Gas, Inc. only, and no recourse shall be had for the payment of any principal or interest thereof against any

                          DISCOVERY INVESTMENTS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                               DECEMBER 31, 1999


       shareholder, officer or director of Registrant and LLO-Gas, Inc., either directly or through Registrant and LLO-Gas, Inc., by virtue of any statute for the enforcement of any assessment or otherwise.

          (a) Three Year 10 Percent Convertible Note Number 1 payable to Interlochen Enterprises, Inc. dated as of November 1, 1999 in the sum of $250,000.
          (b) Three Year 10 Percent Convertible Note Number 2 payable to Meridian Enterprises, Inc. dated as of November 1, 1999 in the sum of $250,000.
          (c) Three Year 10 Percent Convertible Note Number 3 payable to CRS Financial Corp., Ltd. dated as of November 1, 1999 in the sum of $250,000.
          (d) Three Year 10 Percent Convertible Note Number 4 payable to CRS Financial Corp., Ltd. dated as of November 1, 1999 in the sum of $250,000.
          (e) Three Year 10 Percent Convertible Note Number 5 payable to CRS Financial Corp., Ltd. dated as of November 1, 1999 in the sum of $250,000
          (f) Three Year 10 Percent Convertible Note Number 6 payable to CRS Financial Corp., Ltd. dated as of November 1, 1999 in the sum of $250,000.

NOTE 5 - OTHER SHORT TERM NOTES

Cameron Farrer loaned the Company $250,000. The Company and John Castellucci jointly executed a promissory note dated February 16, 1999 (the "Farrer Note") in the amount of $250,000. The Farrer Note bears interest at the rate of 10% per annum and was due and payable upon demand.

On July 19, 1999 The Company and John Castellucci borrowed from Interlochen Enterprises, Inc. $150,000 evidenced by an unsecured Note due July 18, 2000. All unpaid interest due January 1, 2000 and monthly thereafter

M. Mehdi Mostaedi loaned the Company $150,000. The Company and John Castellucci jointly executed a promissory note dated December 16, 1999 (the "Mostaedi Note") in the amount of $150,000. The Mostaedi Note bears interest at the rate of 9% per annum and was due and payable as to principal and interest on February 16, 2000. The Mostaedi Note is secured with a pledge of 2,000,000 shares of the Company's Common Stock owned by Mr. Castellucci pursuant to a Pledge Agreement dated December 16, 1999 between Messrs. Castellucci and Mostaedi. Mr. Mostaedi has orally extended the maturity date of the loan until the Company raises additional capital.

NOTE 6 - ADVANCES FROM AFFILIATE/RELATED PARTY TRANSACTIONS

In October 1999, the Company received $450,000 in advances from its 90% owned subsidiary, LLO-Gas Truck Stop No. 1, LLC, a California limited liability company ("Truck Stop LLC") and paid $23,402 on its behalf. This is deemed to be a demand loan with interest accruing at 10% per annum.

LLO-Gas acquired the Card Lock Facility from a wholly owned subsidiary of West Star Energy Group, Inc. ("West Star") on October 26, 1999 for $450,000. The purchase price was paid for by LLO-Gas with proceeds from the CSFC Loan in the amount of $300,000 with the balance coming form third party loans to the Company. LLO-Gas has leased the Card Lock Facility to the seller for one year at a rent of $5,000 per month. John Castellucci is President, director, and the majority shareholder of West Star.

NOTE 7 - LITIGATION

Except as set forth below, the Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business.

On February 29, 2000, West Star sued John Castellucci, LLO-Gas, and DCIV, in the Superior Court of the State of California, County of Los Angeles (Case No. BC225568). Mr. Castellucci is President, Chief Financial Officer, Secretary, director, and the principal shareholder of the Company. He is also the President, director, and the principal shareholder of West Star. West Star, through its Board of Directors (other than Mr. Castellucci), alleges that Mr. Castellucci breached his fiduciary duty to West Star and engaged in a series of unauthorized transactions for his personal benefit. The Plaintiff also alleges that Mr.

                          DISCOVERY INVESTMENTS, INC
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                               DECEMBER 31, 1999


Castellucci made certain fraudulent statements to the West Star's Board of Directors, which induced them not to exercise a West Star business opportunity to acquire the ARCO Facilities for itself and to consent to the acquisition of the ARCO Facilities by LLO-Gas.

West Star seeks general and special damages of at least $3.5 million against Mr. Castellucci. West Star seeks the imposition of a constructive trust on the ARCO Facilities and an order compelling the Company to return the ARCO Facilities and all proceeds therefrom, to West Star. West Star also seeks damages against Mr. Castellucci and the Company of at least $3.5 million for unfair competition. In addition, West Star seeks an accounting from the defendants. West Star also seeks to recover the costs of the suit, prejudgment interest, attorneys' fees, and such other relief as the court may deem just and proper.

The Company has not yet filed an answer to this complaint.

The parties have been engaged in meaningful settlement negotiations.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company operates am/pm Mini Markets under multi-agreements with ARCO on a non-exclusive right and license to use the trade secrets and know-how regarding operations of am/pm mini markets. These agreements are for a ten (10) year period renewal at the option of the Company at the then prevailing initial royalty fee and include finite requirements regarding all aspects of operations, advertising and marketing, personnel and accounting. Under terms of the agreement the Company pays an initial royalty fee and monthly royalty fee of 5% and advertising and promotional fee of 4.5% of the monthly gross sales as defined in the agreement.

In September the Company entered into a Memorandum of Contract Dealer Gasoline Agreement with ARCO Products Company, a division of Atlantic Richfield Company and an amendment to contract dealer gasoline agreement (this "Agreement"). This in addition to other condition set forth in the Agreement contains the following:

     (1) Franchiser may terminate the franchise and franchise relationship only in accordance with the Petroleum Marketing Practices Act, Public Law 95-297, U.S.C. 2801, et seq. (the "Act").
     (2) Franchise may terminate the franchise at any time with cause if a right to do so is provided in the agreement, subject to any minimum notice requirements as contained in the Agreement.
     (3) Franchiser may elect to renew or not renew the franchise and the franchise relationship in accordance with the Act or the terms and conditions in the Agreement. The franchisee and franchise relationship may non-renewed at the discretion of the Franchisee.
     (4) Franchisee is not required by Agreement or by other device or practice to purchase from Franchiser or a designee of Franchiser any services, supplies, products, fixtures or other goods relating to establishment or operation of the franchise business, except for ARCO motor vehicle fuels and other ARCO petroleum products.
     (5) Franchisee receives no exclusive areas, territories or markets from Franchiser.

Recent Developments - The Company has recently been advised by ARCO that it is
-------------------
ARCO's position that the Company breached the terms of the Supporting Agreements and may have breached the First Refusal Agreements when the Company engaged in Reorganization, in that the Company was required to obtain ARCO's written permission to transfer the ARCO Facility franchises. The Company's position is that since LLO-Gas remained the owner of all the ARCO Facilities after the Reorganization and John Castellucci owns more than 75% of the equity in LLO-Gas' parent, DCIV, none of the agreements with ARCO was breached. The Company and ARCO are engaged in discussions to resolve the matter; however, the outcome of those discussions cannot be predicted at present. If the Company and ARCO are unable to resolve the matter, ARCO could seek to declare the ARCO Facility franchises terminated. Such action would have an immediate and material adverse affect on the Company's business, financial condition, results of operations, and prospects.

                          DISCOVERY INVESTMENTS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                               DECEMBER 31, 1999


The Company has been advised by Credit Suisse/CSFC that there may be a breach under the Deeds, as a result of the Reorganization, which, based on cross-default provisions, would cause a default under the CSFC Loan

Truck Stop Option - On March 1, 2000, Carl Lindros granted Truck Stop LLC
-----------------
a one-year option (the "Option") to purchase 38 acres of unimproved real estate in Tulare, California (the "Tulare Property"), on which to build a truck stop, for a purchase price of approximately $1,182,953. The Company owns 90% of Truck Stop LLC and 10% is owned by an individual, who purchased his interest from Truck Stop LLC for $500,000 in October 1999.

Office Lease - Commencing on October 1, 1999, the Company entered into
------------
a three year lease for office space for $3,810 per month in the first year, $4,326 per month in the second year, and $5,645 per month in the third year.

Employment Agreements - The Company has entered into an Employment Contract for
---------------------
Senior Executive with James R. Mandich (the "Employment Agreement"). The Employment Agreement is for a term of three years, commencing August 1, 1999. Mr. Mandich is responsible for marketing and operations, personnel, product pricing, sales promotion, and acquisitions. His responsibilities also include a range of administrative duties and business planning. Mr. Mandich is prohibited from pursuing competitive activities and from misappropriating or disclosing the Company's trade secrets and confidential information. His compensation under this agreement is $100,000 in the first year, $150,000 in the second year, and $175,000 in the third year of the term. If Mr. Mandich exercises his option to extend the term of his employment agreement with the Company, his annual salary will be $175,000 plus the Consumer Price Index increases. Mr. Mandich is eligible for a bonus in any employment year in which retail and wholesale sales exceed certain percentages above the previous year's sales. Mr. Mandich is entitled to 50% of his annual salary if he becomes a permanently disabled for any reason. Mr. Mandich can elect to receive the Company's stock in lieu of profit sharing. Mr. Mandich also receives three weeks vacation, ten sick days per year, automobile allowance, and life, medical and dental insurance coverage. Under the terms of the Employment agreement, Mr. Mandich can be terminated for cause and without cause upon this death and three months after any disability preventing performance of his duties.

NOTE 9 - RISK FACTORS

Fluctuations in Gasoline Supply, Prices, and Demand - Gasoline sales comprise,
---------------------------------------------------
and are expected to continue to comprise a substantial portion of the Company's revenues. Therefore, interruptions in the supply of gasoline and increases in the cost of gasoline could adversely affect its business, financial condition, or results of operations. Gasoline profit margins have a significant impact on its earnings. Although the Company has a long-term product purchase and supply agreement with ARCO, the following factors are beyond its control and could affect the volume of gasoline it sells and the gasoline profit margins it achieves:

     .  the worldwide supply and demand for gasoline;
     . any volatility in the wholesale gasoline market; and . the pricing policies of competitors in local markets

In addition, because gasoline sales generate customer traffic to the Company's stores, decreases in gasoline sales could impact merchandise sales.

Supply Agreements - The Company makes purchases for all of its convenience
-----------------
stores through local distributors. None of such arrangements are pursuant to written agreements. To date, the Company has not experienced any difficulties in obtaining food and no-food items for its convenience stores.

                          DISCOVERY INVESTMENTS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                               DECEMBER 31, 1999


Changes in Tobacco Legislation, Pricing, and Demand - Future tobacco legislation
---------------------------------------------------
and increased pricing by cigarette manufacturers could have an impact on sales and margins in the tobacco category. If the Company is unable to pass along price increases of tobacco products to its customers, its business, financial condition, and results of operations could be materially adversely affected because tobacco sales comprise an important part of its revenues. National and local campaigns to discourage smoking, as well as increases in taxes on cigarettes and other tobacco products, may have a material impact on the Company's sales of tobacco products. The consumer price index for 1999 on tobacco products increased approximately 9%. In addition, major cigarette manufacturers have increased the wholesale prices and then offered rebates to offset the price increases. The Company cannot assure that major cigarette manufacturers will continue to offer these rebates or that any resulting increase in prices to customers will not have a material adverse effect on its cigarette sales and gross profit dollars. A reduction in the amount of cigarettes sold by the Company could have a material adverse affect on its business, financial condition, and results of operations. In addition, federal regulations now require retailers to have procedures in place to determine the age of persons wanting to purchase tobacco products. We anticipate that in the future there may be additional restrictions on the sale of tobacco products.

Seasonal Business - Unfavorable weather conditions could adversely affect the
-----------------
Company's business, financial condition, or results of operations. During the spring and summer vacation season, customers are more likely to purchase higher profit margin items at the Company's stores, such as fast foods, fountain drinks and other beverages, and more gasoline at its gasoline locations. As a result, the Company typically generates higher revenues and gross margins during warmer weather months.

Extensive and Changing Environmental Regulation - The Company's operations are
-----------------------------------------------
subject to various federal, state and local laws and regulations relating to the environment. Certain of the more significant federal laws are the Resource Conservation and Recovery Act of 1976, the Comprehensive Environmental Response Compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986, and the Clean Air Act. The implementation of these laws by the United States Environmental Protection Agency ("EPA") and the states will continue to affect the Company's operations by imposing increased operating and maintenance costs and capital expenditures required for compliance. Additionally, the procedural provisions of these laws can result in increased lead times and costs for new facilities.

Violation of any federal environmental statutes or regulations or orders issued thereunder, as well as relevant state and local laws and regulations could result in civil or criminal enforcement actions.

The EPA enacted regulations effective January 1, 1988, governing underground storage tanks ("UST"). These regulations required the upgrade of every UST location in the United States and included the replacement of tanks and piping and the installation of lead detection, inventory monitoring and overfill protection equipment. The upgrade timetable included a 10-year phase in schedule with all work to be completed by December 28, 1998.

ARCO has guaranteed all EPA matters prior to the acquisition of the ARCO Facilities. All ARCO Facilities have double wall tanks and pipes. The company believes that all current EPA standards have been met at the ARCO Facilities.

A Phase One study was completed for the Card Lock Facility and concluded that no remediation was required.

All owners and operators of USTs in California and Arizona are required to participate in the California and Arizona UST Pollution Fund by paying a fee based on gallons put through each tank to fund the State's $1,000,000 Pollution Cleanup Program. The Excise Tax Board collects these monies and the California Department of Water Resources administers the UST Program.

For each of the Locations, LLO-Gas has executed a Declaration of Environmental Restriction and Other Environmental Covenants and Conditions (the
"Declaration"). The Declaration is a recordable document,

                          DISCOVERY INVESTMENTS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                               DECEMBER 31, 1999


which imposes certain restrictions on the real estate conveyed by ARCO to LLO-Gas pursuant to the Agreements for Sale of Real Estate to Contract Dealer. Each Declaration grants to ARCO an unrestricted right to enter onto the real estate purchased and perform remediation activities concerning petroleum products released into the soil or groundwater at the properties during gasoline station operation conducted on the Locations by ARCO and its affiliates. Pursuant to these Declarations, ARCO has the right, without limitation, to: (i) perform soil and groundwater investigations; (ii) install, operate monitor, maintain, repair, close and remove equipment, including, piping and wells; (iii) have service trucks on the locations; and (iv) cut and remove portions of the asphalt and concrete, subject to a requirement to patch any cut or removed aggregate. ARCO is not required to pay any rent or other compensation to LLO-Gas for the right to enter or occupy any of the properties. Furthermore, each Declaration contains additional property disclosures such as a further statement regarding the "As-Is" sale and purchase of the Locations, an affirmative statement regarding the presence of pre-closing contamination, a hazardous materials waiver, a twenty-five year excavation and environmental remediation restriction, as well as general miscellaneous contract provisions.

The Company has been advised that all future environmental risks are insurable from AAA-rated insurance companies at a rate of $1,000 per year per unit. The Company has such insurance in place for each of its facilities.

Numerous Local Regulations - In certain areas where stores are located, state
--------------------------
and/or local laws limit the hours of operation or sale of certain products, most significantly alcoholic beverages, tobacco products, possible inhalants and lottery tickets. State and local regulatory agencies have the authority to approve, revoke, suspend or deny applications for and renewals of permits and licenses relating to the sale of these products or to seek other remedies. Typically, such agencies have the discretion to determine if a licensee is qualified to be licensed, and denials may be based on past noncompliance with applicable statutes and regulations, as well as on the involvement of the licensee in criminal proceedings or activities which in such agencies' discretion are determined to adversely reflect on the licensee's qualifications. Such regulation is subject to legislative and administrative change from time to time.

NOTE 10 - SECURED PROMISSORY NOTE

In connection with the purchase of the am/pm Mini Markets the Company entered into the Loan and Security Agreement (the "Loan Agreement") with Convenience Store Finance Company, LLC dated October 26, 1999.

The Secured Notes consist of eight (8) notes secured by various commercial real estate as described the Loan Agreement with interest at 10.75% over 180 months due November 11, 2014 and aggregate monthly payments including interest and principal of $88,194.02

The following describes such loan agreement:

LOAN AND SECURITY AGREEMENT (the "Loan Agreement") made by LLO-GAS, INC., as borrower ("Borrower") in favor of CONVENIENCE STORE FINANCING COMPANY, LLC ("CSFC"), as secured party, together with its successors and assigns ("Secured Party").

The Company requested that CSFC make eight (8) loans to The Company in the aggregate principal amount of SEVEN MILLION EIGHT HUNDRED THOUSAND DOLLARS ($7,800,000.00) (collectively, the "Loan") and the Company has agreed to evidence such Loan by executing and delivering to CSFC one or more Secured Promissory Notes, and in the original principal amounts set forth in an Exhibit to (each "Note", and collectively, the "Notes") made payable to CSFC in said original principal amounts and for the term and on the terms and conditions set forth therein. The Notes shall be secured by one or more deeds of trust, mortgages and/or deeds to secure debt on the commercial properties (each a "Property" and collectively the "Properties") with the addresses and in the counties and states set forth in an Exhibit. In

                          DISCOVERY INVESTMENTS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                               DECEMBER 31, 1999


addition, and as a condition to the making of the Loan, CSFC has requested, and the Company has agreed among other things, to grant to CSFC a security interest in the collateral.

Pursuant to that certain Security Agreement (the "Subordinate Loan Agreement") dated as of August 1, 1999 by and between LLO-Gas, Inc. and Capstone
Capital, LLC ("Capstone"), Capstone has or may provide certain loans to LLO in the principal amount of $450,000 (See Note 12).

Pursuant to that certain Intercreditor Agreement (the "Intercreditor Agreement") dated as of October 25, 1999 by and between Capstone and CSFC, CSFC will allow Capstone to take a senior security interest only in the Petroleum Inventory (See Note 13).

In consideration for the forgoing LLC made certain representation and warrants and granted the following grant:

               GRANT - To secure the Obligations, the Company hereby pledges, assigns, transfers and grants to Secured Party a continuing security interest in and Lien on and right of set off with respect to the following property and assets, whether now owned and existing or hereafter acquired or arising (collectively "Collateral"): all Goods (including Inventory and Equipment), General Intangibles (except as provided below), Accounts, certificates of title, fixtures, money, instruments, securities, investment property, documents, chattel paper, credit balances, deposits, deposit accounts, letters of credit, bankers' acceptances, guaranties, credits, claims, chooses in action, demands, and all present and future Liens, security interests, rights, insurance, remedies, title and interest in, to and in respect of Accounts and other property of every kind and description and all other personal property, now or hereafter owned, acquired, existing, arising, held, used, sold or consumed in connection with Borrower's Business or Property and any other property, rights and interests of Borrower which at any time relate to, arise out of or in connection with the foregoing or which shall come into the possession or custody or under the control of Secured party or any of its agents or representatives, for any purpose (including, without limitation, any Replacement Collateral): all additions and accessions thereto, substitutions therefor and replacements and improvements of or to any or all of the foregoing, all interest, income, dividends, distributions and earnings thereon or other monies or revenues derived therefrom, and all moneys which may become payable under any policy insuring any of the foregoing or otherwise required to be maintained hereunder (including the return or unearned premiums) ("Collateral Revenues"); and all products and proceeds of the foregoing. In the event and to the extent that at the request of the Secured Party under Section 2.13 of the agreement LLO hereof LLO shall pledge and grant a security interest in its right, title and interest in and to the Principal Agreements (as hereinafter defined), then LLO shall be deemed to hereby grant a security interest in all of its right, title and interest in and to the Principal Agreements, and all proceeds thereof. Without limiting the generality of the foregoing, this Loan Agreement also secures the payment of all amounts which constitute part of the Obligations and would be owed by LLO to the Secured Party but for the fact they are unenforceable or not allowable due to the existence of a bankruptcy, reorganization or similar proceeding involving LLO.

The current and long term portion of the loan at December 31, 1999 are $213,389 and $7,559,052, respectively.

NOTE 11 - LETTER OF CREDIT

Capstone Capital, LLC ("Capstone") has issued to LLO-Gas a revolving line of credit pursuant to a Promissory Note and Security Agreement, both dated August 2, 1999 (the "Capstone Credit Facility"). (See Note 13) Under the terms of the Capstone Credit Facility, Capstone will extend up to $900,000 to LLO-Gas for its business operations. There is a variable interest rate on the Capstone Credit Facility at Chase. As of December 31, 1999 there is $100,000 of unapplied credit facility.

                          DISCOVERY INVESTMENTS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                               DECEMBER 31, 1999


Manhattan Bank Prime Rate, plus four percent. The default rate of interest on the Capstone Credit Facility is twenty-four percent. Draws against the Capstone Credit Facility are due on their maturity date that is three days from the date of each cash advance or draw under any letter of credit issued by Capstone on behalf of LLO-Gas.

LLO-Gas has three outstanding draws against the Capstone Credit Facility. There is (i) a $450,000 draw for the letter of credit securing the ARCO Note (See Note
14), (ii) a $150,000 draw for the Second Capstone Letter of Credit securing the Second ARCO Note; and (iii) a $200,000 draw for the letter of credit securing the $800,000 obligation to Time Out, LLC in connection with the acquisition of the ARCO am/pm mini-mart/service station in Fontana, California, (See Note 12). Approximately $100,000 of the Capstone Credit Facility is available for use by LLO-Gas .

John Castellucci has executed a personal guarantee in connection with the Capstone Credit Facility.

NOTE 12 - SUBORDINATED SECURED NOTES PURCHASE OF FACILITY

The ARCO Facility in Fontana, California was acquired from Time Out, LLC, the independent owner operator, for approximately $3,200,000. Of this amount $2,400,000 was for the real property and equipment, $800,000 was for the business, franchise, and inventory of the am/pm mini-mart. The $2,400,000 came from CSFC Loan and the $800,000 was paid in the form of a debenture payable to the seller. The closing of the sale of the real property and equipment occurred on October 26, 1999 and the closing of the sale of the business and franchise occurred on January 12, 2000.

In connection with the acquisition of the Fontana Facility, the Company issued three promissory notes payable to Time Out, the seller. One note, dated November 23, 1999, executed on January 12, 2000, is in the principal amount of $200,000, bears interest at 8% per annum and is payable as to interest only in monthly installments of $10,000 over a six-month period, at the end of which the entire unpaid principal balance, plus any accrued and unpaid interest, is due and payable. This note matures on May 23, 2000. This note is secured by a second deed of trust in favor of Capstone, which issued a letter of credit to Time Out to guarantee monthly interest installments and the balloon payment of principal upon maturity of the note.

There are also two additional promissory notes, executed on January 12, 2000, each in the principal amount of $300,000, with substantially similar terms to each other. These notes bear interest at 8% per period and are payable as to interest only in monthly installments of $2,000 over a 60-month period, at the end of which the entire unpaid principal balance, plus any accrued and unpaid interest is due and payable. The first of these two notes has also been executed by John Castellucci, and is secured by a third deed of trust on the Fontana Facility. The second of these two notes is an obligation of the Company only, and is secured by a fourth deed of trust on the Fontana Facility.

NOTE 13 - INTERCREDITOR AGREEMENT/CAPSTONE CREDIT FACILITY

On October 25, 1999 the Company entered into a financing arrangement with Capstone Capital, LLC ("Capstone") whereby Capstone will provide a letter of credit in the amount of $450,000 to ARCO for the payable of the company for its purchases from ARCO. The petroleum delivered to the Company's facilities secured the Letter of Credit. These security arrangements were defined in the following INTERCREDITOR AGREEMENT:

     This INTERCREDITOR AGREEMENT (this "Agreement") is made as of the 25th day of October, 1999, by and between CAPSTONE CAPITAL, LLC, ("Subordinate Lender"), and CONVENIENCE STORE FINANCE COMPANY, LLC, ("Senior Lender").

                                   RECITALS:

     A. Pursuant to that certain Loan and Security Agreement dated October 25, 1999 by and between LLO-Gas, Inc., a Delaware corporation ("Borrower") and Senior Lender (the "Senior Loan

                          DISCOVERY INVESTMENTS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                               DECEMBER 31, 1999

          Agreement"), Senior Lender is about to make a loan to Borrower in the amount of SEVEN MILLION EIGHT HUNDRED THOUSAND DOLLARS ($7,800,000) (the "Senior Loan"). The Senior Loan is secured by, among other things, the "Collateral" (as defined in the Senior Loan Agreement, and as described on Exhibit A attached and located at each of the properties listed on Exhibit B attached hereto (each a "Property").

          The Collateral given by Borrower as security for the Senior Loan includes, without limitation, all inventories of refined petroleum products and the proceeds thereof of Borrower located at each Property (the "Petroleum Inventory").

     B. Pursuant to that certain Security Agreement dated October 20, 1999 by and between the Borrower and Subordinate Lender (the "Subordinate Loan Agreement"). Subordinate Lender has or may provide certain loans to Borrower in the principal amount of $450,000 (the "Subordinate Loan").

     C. Subject to the terms and conditions of this Agreement, Senior Lender will allow Subordinate Lender to take a senior security interest only in the Petroleum Inventory.

     NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Senior Lender and Subordinate Lender agree as follows:

     (1)  Priority of Interests in Petroleum Inventory - Subject to the terms
          --------------------------------------------

          and conditions of this Agreement, Subordinate Lender and Senior Lender agree that the interest of Senior Lender in and to the Petroleum Inventory only shall be subordinate to the security interest of Subordinate Lender in and to such Petroleum Inventory pursuant to Subordinate Loan Agreement, in an amount not to exceed $450,000.00, plus any accrued and unpaid interest (including at the default interest rate set forth in the Subordinate Loan Agreement) and reasonable costs and fees by Subordinate Lender incurred reasonably in collection of such amounts. Notwithstanding the foregoing or anything contained herein to the contrary, Subordinate Lender acknowledges and agrees that except as expressly provided above, any security or other interest of Subordinate Lender in and to any Collateral other than the Petroleum Inventory shall be subject and subordinate in all respects to the rights and interests of Senior Lender, including, without limitation, Senior Lender's rights and remedies with respect to the Collateral upon any default under the Senior Loan. Subordinate Lender further acknowledges and agrees that notwithstanding anything contained in the Subordinate Loan Agreement or any documents and financing statements executed in connection therewith (including, without limitation, those certain UCC-1 Financing Statement executed by Borrower in favor Subordinate Lender filed with the California Secretary of State on August 26, 1999 as File Nos. 9924360720, 9924360732, 9924360711 and 9924360717) or in this Agreement to the contrary, Subordinate Lender shall be deemed to possess a security interest in the Petroleum Inventory only, notwithstanding any broader definition of the "collateral" pledged as security by Borrower under the Subordinate Loan Agreement and/or such other documents and financing statements. Subordinate Lender further agrees to release or modify any financing statements, which may exist within five (5) business days after the date of this Agreement to effectuate the foregoing sentence.

     (2)  Subordination Continuing - This is a continuing agreement of
          ------------------------
     subordination, and Senior Lender may continue, without notice to holders of the Subordinated Debt, to extend credit or other accommodations or benefits and loan money to or for the account of Borrower on the faith hereof until the Senior Lender's Debt has been paid in full. It is future understood and agreed that Senior Lender may at any time, in Senior Lender's discretion, amend or otherwise modify any of the terms or provisions of the Senior Loan Agreement and any other documents evidencing, securing and/or guarantying the Senior Loan, renew or extend the time of payment of all or any portion of the Senior Lender's Debt, waive or release any collateral

                          DISCOVERY INVESTMENTS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                               DECEMBER 31, 1999


          which may be held therefor or release the party directly or indirectly liable for payment of any portion of Senior Lender's Debt at any time, and in furtherance thereof make and enter into any agreements Senior Lender deems proper or desirable, without notice to or further assent from the Subordinate Lender, without in any manner impairing or affecting this Agreement or Senior Lender's rights hereunder.

NOTE 14 - ARCO CREDIT AGREEMENT

Line of Credit - ARCO has extended to LLO-Gas a $300,000 line of credit under a
--------------
Loan Agreement and Promissory Note for Line of Credit, dated March 23, 2000 (the "ARCO Line"). The purpose of the ARCO Line is to facilitate LLO-Gas's purchase of gasoline and other products from ARCO and for payment of royalties by LLO-Gas to ARCO. The ARCO Line cannot be used for any other purposes.

Under the terms of the ARCO Line, LLO-Gas is required to secure the ARCO Line with a $150,000 letter of credit. LLO-Gas has obtained a $150,000 letter of credit from Capstone for this purpose (See Note 11). The letter of credit from Capstone was drawn against the $900,000 revolving line of credit issued to LLO-Gas by Capstone.

Promissory Note - In addition to the ARCO Line, LLO-Gas has executed a
---------------
Promissory Note with ARCO for a face amount of $398,310.86, dated March 23, 2000 (the "ARCO Note"). The ARCO note represents the conversion into a note of a $450,000 line of credit previously extended by ARCO to LLO-Gas. The terms of the ARCO Note provide for weekly payments of principal and interest in the amount of $4,000 payable to ARCO, commencing on March 29, 2000, and continuing through the maturity date, May 8, 2002. (The ARCO Note remains secured by a $450,000 letter of credit issued by Capstone, drawn against LLO-Gas's $900,000 revolving line of credit with Capstone.)

NOTE 15 - PROPERTY AND EQUIPMENT

Property and equipment is comprised of the following at December 31, 1999:


          Land                                  $2,564,998
          Building                               3,388,168
          Equipment                                 71,037
          Office equipment                          44,539
          Real estate in escrow                  2,544,200
                                          ----------------
                                                 8,612,942
          Accumulated Depreciation                 (50,857)
                                          ----------------
                                                $8,562,085
                                          ================

NOTE 16 - INVENTORIES

Inventories are comprised of the following at December 31, 1999:


          Gasoline                                $101,544
          Beer                                      36,695
          Tobacco                                   82,881
          Food and beverage                        202,010
          Non food products                         32,346
                                           ===============
                                                  $455,476
                                           ===============

NOTE 17 - INCOME TAXES

Income taxes are determined using the liability method, where deferred tax assets and liabilities are recognized for temporary differences between the tax basis of assets and liabilities and their reported

                          DISCOVERY INVESTMENTS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                               DECEMBER 31, 1999


amounts in the financial statements. Deferred tax assets include tax carryforwards and are reduced by a valuation allowance if, based on available evidence, it is more likely than not that some portion or all the deferred tax assets will not be realized. At December 31, 1999, the Company had net operating loss carryforwards for federal tax purposes approximately $479,000, which will be expired in 2012. The Company had provided a valuation allowance of 100% of all of its deferred income tax benefits. This deferred tax benefit and valuation allowance is approximately $167,000.

                                 EXHIBIT INDEX
                                 -------------


   Exhibit No.                     Description
   -----------                     -----------

      2.1 Plan and Agreement of Reorganization dated December 10, 1999 by and between the Company, LLO-Gas, and John Castellucci (1)

      3.1   Articles of Incorporation (2)

      3.2   Bylaws (2)

     *4.1   Form of Common Stock certificate

     10.1 3-Year 10 Percent Convertible Note, Number 1 payable to Interlochen Enterprises, Inc. dated as of November 1, 1999 in the sum of $250,000 (1)

     10.2 3-Year 10 Percent Convertible Note, Number 2 payable to Meridian Enterprises, Inc. dated as of November 1, 1999 in the sum of $250,000 (1)

     10.3 3-Year 10 Percent Convertible Note, Number 3 payable to CRS Financial Corp., Ltd, dated as of November 1, 1999 in the sum of $250,000 (1)

     10.4 3-Year 10 Percent Convertible Note, Number 4 payable to CRS Financial Corp., Ltd. dated as of November 1, 1999 in the sum of $250,000 (1)

     10.5 3-Year 10 Percent Convertible Note, Number 5 payable to CRS Financial Corp., Ltd. dated as of November 1, 1999 in the sum of $250,000 (1)

     10.6 3-Year 10 Percent Convertible Note, Number 6 payable to CRS Financial Corp., Ltd. dated as of November 1, 1999 in the sum of $250,000 (1)

   **10.7 Loan and Security Agreement, dated August 2, 1999, between West Star Energy Group, LLO-Gas, a California corporation and LLO-Gas, and Capstone Capital, LLC

   **10.8 Promissory Note, dated August 2, 1999, between West Star Energy Group, LLO-Gas, a California corporation and LLO-Gas, and Capstone Capital, LLC

    *10.9 Guarantee, dated August 2, 1999, from John D. Castellucci to Capstone Capital, LLC

   **10.10 Agreement For Sale of Real Estate to Contract Dealer for ARCO facility 01860, dated September 2, 1999, between LLO-Gas and ARCO, together with related Legal Description of the Real Estate, Location of the Companion Real Estate, Declaration of Environmental Restriction and Other Environmental Covenants and Conditions, dated September 2, 1999, between LLO-Gas and ARCO, and Right of First Refusal Agreement, dated September 2, 1999, between LLO-Gas and ARCO

   Exhibit No.                     Description
   -----------                     -----------

   **10.11 Agreement For Sale of Business to Contract Dealer for ARCO facility 01860, dated September 2, 1999, between LLO-Gas and ARCO

   **10.12 am/pm Mini Market Agreement Part I for ARCO facility 82060, dated September 2, 1999, between LLO-Gas and ARCO Products Company, together with related am/pm Mini Market Agreement Part II for ARCO facility 82060 and Statement Regarding Finances & Investors, dated September 2, 1999

   **10.13 Contract Dealer Gasoline Agreement for ARCO facility 82060, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.14 Amendment to Contract Dealer Gasoline Agreement for ARCO facility 82060, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.15 Memorandum of Contract Dealer Gasoline Agreement for ARCO facility 82060, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.16 Addendum to Contract Dealer Gasoline Agreement (PayPoint Network Non-Lessee Retailer) for ARCO facility 82060, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.17 Agreement For Sale of Real Estate to Contract Dealer for ARCO facility 05212, dated September 2, 1999, between LLO-Gas and ARCO, together with related Legal Description of the Real Estate, Location of the Companion Real Estate, Declaration of Environmental Restriction and Other Environmental Covenants and Conditions, dated September 2, 1999, between LLO-Gas and ARCO, and Right of First Refusal Agreement, dated September 2, 1999, between LLO-Gas and ARCO

   **10.18 Agreement For Sale of Business to Contract Dealer for ARCO facility 05212, dated September 2, 1999, between LLO-Gas and ARCO

   **10.19 Contract Dealer Gasoline Agreement for ARCO facility 82061, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.20 Memorandum of Contract Dealer Gasoline Agreement for ARCO facility 82061, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.21 Addendum to Contract Dealer Gasoline Agreement (PayPoint Network Non-Lessee Retailer) for ARCO facility 82061, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   Exhibit No.                     Description
   -----------                     -----------

   **10.22 Agreement For Sale of Real Estate to Contract Dealer for ARCO facility 05502, dated September 2, 1999, between LLO-Gas and ARCO, together with related Legal Description of the Real Estate, Location of the Companion Real Estate, Declaration of Environmental Restriction and Other Environmental Covenants and Conditions, dated September 2, 1999, between LLO-Gas and ARCO, and Right of First Refusal Agreement, dated September 2, 1999, between LLO-Gas and ARCO

   **10.23 Agreement For Sale of Business to Contract Dealer for ARCO facility 05502, dated September 2, 1999, between LLO-Gas and ARCO

   **10.24 am/pm Mini Market Agreement Part I for ARCO facility 82062, dated September 2, 1999, between LLO-Gas and ARCO Products Company, together with related am/pm Mini Market Agreement Part II for ARCO facility 82062 and Statement Regarding Finances & Investors, dated September 2, 1999

   **10.25 Contract Dealer Gasoline Agreement for ARCO facility 82062, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.26 Amendment to Contract Dealer Gasoline Agreement for ARCO facility 82062, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.27 Memorandum of Contract Dealer Gasoline Agreement for ARCO facility 82062, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.28 Addendum to Contract Dealer Gasoline Agreement (PayPoint Network Non-Lessee Retailer) for ARCO facility 82062, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.29 Agreement For Sale of Real Estate to Contract Dealer for ARCO facility 05513, dated September 2, 1999, between LLO-Gas and ARCO, together with related Legal Description of the Real Estate, Location of the Companion Real Estate, Declaration of Environmental Restriction and Other Environmental Covenants and Conditions, dated September 2, 1999, between LLO-Gas and ARCO, and Right of First Refusal Agreement, dated September 2, 1999, between LLO-Gas and ARCO

   **10.30 Agreement For Sale of Business to Contract Dealer for ARCO facility 05513, dated September 2, 1999, between LLO-Gas and ARCO

   Exhibit No.                     Description
   -----------                     -----------

   **10.31 am/pm Mini Market Agreement Part I for ARCO facility 82063, dated September 2, 1999, between LLO-Gas and ARCO Products Company, together with related am/pm Mini Market Agreement Part II for ARCO facility 82063 and Statement Regarding Finances & Investors, dated September 2, 1999

   **10.32 Contract Dealer Gasoline Agreement for ARCO facility 82063, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.33 Amendment to Contract Dealer Gasoline Agreement for ARCO facility 82063, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.34 Memorandum of Contract Dealer Gasoline Agreement for ARCO facility 82063, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.35 Addendum to Contract Dealer Gasoline Agreement (PayPoint Network Non-Lessee Retailer) for ARCO facility 82063, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.36 Agreement For Sale of Real Estate to Contract Dealer for ARCO facility 05972, dated September 2, 1999, between LLO-Gas and ARCO, together with related Legal Description of the Real Estate, Location of the Companion Real Estate, Declaration of Environmental Restriction and Other Environmental Covenants and Conditions, dated September 2, 1999, between LLO-Gas and ARCO, and Right of First Refusal Agreement, dated September 2, 1999, between LLO-Gas and ARCO

   **10.37 Agreement For Sale of Business to Contract Dealer for ARCO facility 05972, dated September 2, 1999, between LLO-Gas and ARCO

   **10.38 am/pm Mini Market Agreement Part I for ARCO facility 82064, dated September 2, 1999, between LLO-Gas and ARCO Products Company, together with related am/pm Mini Market Agreement Part II for ARCO facility 82060 and Statement Regarding Finances & Investors, dated September 2, 1999

   **10.39 Contract Dealer Gasoline Agreement for ARCO facility 82064, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.40 Amendment to Contract Dealer Gasoline Agreement for ARCO facility 82064, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   Exhibit No.                     Description
   -----------                     -----------

   **10.41 Memorandum of Contract Dealer Gasoline Agreement for ARCO facility 82064, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.42 Addendum to Contract Dealer Gasoline Agreement (PayPoint Network Non-Lessee Retailer) for ARCO facility 82064, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.43 Agreement For Sale of Real Estate to Contract Dealer for ARCO facility 06202, dated September 2, 1999, between LLO-Gas and ARCO, together with related Legal Description of the Real Estate, Location of the Companion Real Estate, Declaration of Environmental Restriction and Other Environmental Covenants and Conditions, dated September 2, 1999, between LLO-Gas and ARCO, and Right of First Refusal Agreement, dated September 2, 1999, between LLO-Gas and ARCO

   **10.44 Agreement For Sale of Business to Contract Dealer for ARCO facility 06202, dated September 2, 1999, between LLO-Gas and ARCO

   **10.45 am/pm Mini Market Agreement Part I for ARCO facility 82065, dated September 2, 1999, between LLO-Gas and ARCO Products Company, together with related am/pm Mini Market Agreement Part II for ARCO facility 82065 and Statement Regarding Finances & Investors, dated September 2, 1999

   **10.46 Contract Dealer Gasoline Agreement for ARCO facility 82065, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.47 Amendment to Contract Dealer Gasoline Agreement for ARCO facility 82065, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.48 Memorandum of Contract Dealer Gasoline Agreement for ARCO facility 82065, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.49 Addendum to Contract Dealer Gasoline Agreement (PayPoint Network Non-Lessee Retailer) for ARCO facility 82065, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   **10.50 Intercreditor Agreement, dated October 25, 1999, between Capstone Capital, LLC and Convenience Store Finance Company, LLC

   Exhibit No.                     Description
   -----------                     -----------

   **10.51 Loan and Security Agreement, dated October 26, 1999, made by LLO-Gas in favor of Convenience Store Finance Company, LLC, together with related Definitions Schedule, Information Schedule, Specified Market Schedule, Schedule 2.3 Affiliates, Schedule 2.14 Filing Offices (U.C.C.-1 Recordings), Schedule 2.23 Subsidiaries, Schedule 2.26 Credit Card Agreements, Schedule 2.31 Sale of Assets, Schedule 2.38 Listing of Local Banks, Exhibit A Secured Promissory Note (Preliminary Statement), Exhibit B Schedule of Notes and Properties (Preliminary Statement), Exhibit C Current Filings, Exhibit D Principal Agreements, Exhibit E Compliance Certificate, Exhibit F Local Bank Direction Letters and Exhibit H Financing Statements (on Form UCC-1)

    *10.52 Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured Promissory Note, CSFC Loan #250, for $300,000, dated October 26, 1999, between LLO-Gas and Convenience Store Finance Company, LLC

    *10.53 Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured Promissory Note, CSFC Loan #250, for $585,000, dated October 26, 1999, between LLO-Gas and Convenience Store Finance Company, LLC

    *10.54 Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured Promissory Note, CSFC Loan #250, for $1,230,000, dated October 26, 1999, between LLO-Gas and Convenience Store Finance Company, LLC

    *10.55 Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured Promissory Note, CSFC Loan #250, for $975,000, dated October 26, 1999, between LLO-Gas and Convenience Store Finance Company, LLC

    *10.56 Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured Promissory Note, CSFC Loan #250, for $2,500,000, dated October 26, 1999, between LLO-Gas and Convenience Store Finance Company, LLC

    *10.57 Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured Promissory Note, CSFC Loan #250, for $750,000, dated October 26, 1999, between LLO-Gas and Convenience Store Finance Company, LLC

   Exhibit No.                     Description
   -----------                     -----------

    *10.58 Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured Promissory Note, CSFC Loan #250, for $760,000, dated October 26, 1999, between LLO-Gas and Convenience Store Finance Company, LLC

    *10.59 Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured Promissory Note, CSFC Loan #250, for $700,000, dated October 26, 1999, between LLO-Gas and Convenience Store Finance Company, LLC

   **10.60 Deed of Trust and Absolute Assignment of Rents and Leases and Fixture Filing, for Phoenix, AZ location, dated October 26, 1999, with LLO-Gas as Trustor, Old Republic Title Company as Trustee and Convenience Store Finance Company, LLC as Beneficiary

   **10.61 Deed of Trust and Absolute Assignment of Rents and Leases and Fixture Filing, for Mammoth Lakes, CA location, dated October 26, 1999, with LLO-Gas as Trustor, Old Republic Title Company as Trustee and Convenience Store Finance Company, LLC as Beneficiary

   **10.62 Deed of Trust and Absolute Assignment of Rents and Leases and Fixture Filing, for Bakersfield, CA location, dated October 26, 1999, with LLO-Gas as Trustor, Old Republic Title Company as Trustee and Convenience Store Finance Company, LLC as Beneficiary

   **10.63 Deed of Trust and Absolute Assignment of Rents and Leases and Fixture Filing, for Bakersfield, CA location, dated October 26, 1999, with LLO-Gas as Trustor, Old Republic Title Company as Trustee and Convenience Store Finance Company, LLC as Beneficiary

   **10.64 Deed of Trust and Absolute Assignment of Rents and Leases and Fixture Filing, for Los Angeles, CA location, dated October 26, 1999, with LLO-Gas as Trustor, Old Republic Title Company as Trustee and Convenience Store Finance Company, LLC as Beneficiary

   **10.65 Deed of Trust and Absolute Assignment of Rents and Leases and Fixture Filing, for Fontana, CA (deed of trust) location, dated October 26, 1999, with LLO-Gas as Trustor, Old Republic Title Company as Trustee and Convenience Store Finance Company, LLC as Beneficiary

   **10.66 Deed of Trust and Absolute Assignment of Rents and Leases and Fixture Filing, for No. Palm Springs, CA location, dated October 26, 1999, with LLO-Gas as Trustor, Old Republic Title Company as Trustee and Convenience Store Finance Company, LLC as Beneficiary

   Exhibit No.                     Description
   -----------                     -----------

   **10.67 Deed of Trust and Absolute Assignment of Rents and Leases and Fixture Filing, for Rosemead, CA location, dated October 26, 1999, with LLO-Gas as Trustor, Old Republic Title Company as Trustee and Convenience Store Finance Company, LLC as Beneficiary

   **10.68 Indemnity and Guaranty Agreement, dated as of October 26, 1999, between John D. Castellucci and Convenience Store Finance Company, LLC

    *10.69 Note, for $300,00, dated October 28, 1999, between John Castellucci, LLO-Gas and Time Out, LLC

    *10.70 Note, for $300,000, dated October 28, 1999, between LLO-Gas and Time Out, LLC

    *10.71 Straight Note, for $200,000, dated November 23, 1999, between LLO-Gas and Time Out, LLC

    *10.72 Promissory Note, for $150,000, dated December 16, 1999, between LLO-Gas and John D. Castellucci, on the one hand, and Mehdi Mostaedi, on the other hand

   **10.73 Option Agreement, for 979 East Paige Avenue, Tulare, California 93274, dated March 1, 2000, between Carl E. Lindros and John Castellucci, Manager of LLO-Gas Truck Stop No. 1, LLC

    *10.74 Memorandum of Understanding, for the $398,310.86 LLO-Gas obligation to ARCO, dated March 23, 2000, between LLO-Gas and ARCO

    *10.75 Promissory Note, for $398,310.86, dated March 23, 2000, between LLO-Gas and ARCO

    *10.76 Loan Agreement and Promissory Note For Line of Credit, for $300,000, dated March 23, 2000, between LLO-Gas and ARCO

   **10.77 Office Lease, Miramar Professional Park, for 23805 Stuart Ranch Road, Suite 224, Malibu, California, commencing on October 1, 1999, between Miramar Investment Co. and West Star Energy Group LLO-Gas, Inc., a Delaware corporation

    *10.78 Employment Contract For Senior Executive, for James Mandich, dated September 15, 1999, between LLO-Gas and James Mandich

   **10.79 Deed of Trust, dated August 2, 1999, made between LLO-Gas and Capstone Capital, LLC

   **10.80 Agreement between PSI and LLO-Gas for operation of the business at the Fontana Facility

   **10.81 Deed of Trust, dated October 29, 1999, between LLO-Gas and Time Out, LLC

   **10.82 Deed of Trust, dated October 29, 1999, between LLO-Gas and Time Out, LLC

   **10.83 Modification To Deed of Trust, dated November 23, 1999, between LLO-Gas and Time Out, LLC

   **10.84 Deed of Trust, dated November 23, 1999, between LLO-Gas and Time Out, LLC

   **10.85  Subordination Agreement (undated), between LLO-Gas and Time Out, LLC

    *10.86 Note, dated July 19, 1999, between LLO-Gas and John Castellucci and Interlochen Enterprises, Inc., for $150,000

     16.1 Letter dated April 10, 2000 from Barry F. Friedman addressed to the SEC regarding a change in accountant and confirming the disclosure contained in the Company's current Report on Form 8-K (3)

    *21     List of subsidiaries

    *27     Financial Data Schedule

     99.1   Lock-up Agreement dated May 3, 1999 by Kimberly Lynn Jack (2)

     99.2   Lock-up Agreement dated May 3, 1999 by Scott A. Jack (2)

     99.3   Lock-up Agreement dated May 3, 1999 by Debra S. Hackney (2)

_____________

* Filed herewith

** To be filed by amendment

(1) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the SEC on December 10, 1999.

(2) Filed as an exhibit to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB filed, with the SEC on June 24, 1999.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the SEC on April 11, 2000.