Form 10KSB/A
period 1999-12-31
DISCOVERY INVESTMENTS INC
filed 2000-05-16
CIK 1083459

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                 FORM 10-KSB/A
                               (Amendment No. 1)

     (Mark One)

[X]    Annual report under Section 13 or 15(d) of the Securities Exchange Act of
       1934

       For the fiscal year ended     December 31, 1999
                                 ----------------------------------------------

[_] Transition report under to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from __________________ to ____________________

       Commission file number            000-26175
                              ---------------------------

                          DISCOVERY INVESTMENTS, INC.
--------------------------------------------------------------------------------
                (Name of Small Business Issuer in Its Charter)

            Nevada                                          88-049151
-------------------------------                        ------------------
(State or Other Jurisdiction of                           (IRS Employer
 Incorporation or Organization)                        Identification No.)

23805 Stuart Ranch Road, Suite 220, Malibu, CA                90265
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

                                (310) 456-8494
--------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

                                               Name of Each Exchange
             Title of Each Class               on Which Registered
             -------------------               ---------------------

        -----------------------------     ----------------------------
        -----------------------------     ----------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value
  ---------------------------------------------------------------------------
                               (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State issuer's revenues for its most recent fiscal year:  $3,680,003

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
Yes      No
    ---     ---

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

     No documents are incorporated by reference into this Annual Report on Form 10-KSB.

     Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                     ---    ---

                                    PART IV

Item 13.  Exhibits and Reports on Form 8-K

   (a)    Exhibits

Exhibit No.                                        Description
-----------                                        -----------
    2.1            Plan and Agreement of Reorganization dated December 10, 1999 by and between the Company, LLO-Gas, and John Castellucci (1)

    3.1            Articles of Incorporation (2)

    3.2            Bylaws (2)

    4.1            Form of Common Stock certificate (4)

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

   10.3            3-Year 10 Percent Convertible Note, Number 3 payable to CRS Financial
                   Corp., Ltd, dated as of November 1, 1999 in the sum of $250,000 (1)

   10.4            3-Year 10 Percent Convertible Note, Number 4 payable to CRS Financial
                   Corp., Ltd. dated as of November 1, 1999 in the sum of $250,000 (1)

   10.5            3-Year 10 Percent Convertible Note, Number 5 payable to CRS Financial
                   Corp., Ltd. dated as of November 1, 1999 in the sum of $250,000 (1)

   10.6            3-Year 10 Percent Convertible Note, Number 6 payable to CRS Financial
                   Corp., Ltd. dated as of November 1, 1999 in the sum of $250,000 (1)

  *10.7            Loan and Security Agreement, dated August 2, 1999, between West Star
                   Energy Group, LLO-Gas, a California corporation and LLO-Gas, and Capstone
                   Capital, LLC

  *10.8            Promissory Note, dated August 2, 1999, between West Star Energy Group,
                   LLO-Gas, a California corporation and LLO-Gas, and Capstone Capital, LLC

   10.9            Guarantee, dated August 2, 1999, from John D. Castellucci to Capstone
                   Capital, LLC (4)

  *10.10           Agreement For Sale of Real Estate to Contract Dealer for ARCO facility
                   01860, dated September 2, 1999, between LLO-Gas and ARCO, together with related Legal Description of the Real Estate, Location of the

Exhibit No.                                        Description
-----------                                        -----------
                   Companion Real Estate, Declaration of Environmental Restriction and Other
                   Environmental Covenants and Conditions, dated September 2, 1999, between LLO-Gas and ARCO, and Right of First Refusal Agreement, dated
                   September 2, 1999, between LLO-Gas and ARCO

   *10.11          Agreement For Sale of Business to Contract Dealer for ARCO facility 01860, dated September 2, 1999, between LLO-Gas and ARCO

   *10.12          am/pm Mini Market Agreement Part I for ARCO facility 82060, dated
                   September 2, 1999, between LLO-Gas and ARCO Products Company, together with related am/pm Mini Market Agreement Part II for ARCO facility 82060 and Statement Regarding Finances & Investors, dated September 2, 1999

   *10.13          Contract Dealer Gasoline Agreement for ARCO facility 82060, dated
                   September 2, 1999, between LLO-Gas and ARCO Products Company

   *10.14          Amendment to Contract Dealer Gasoline Agreement for ARCO facility 82060, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   *10.15          Memorandum of Contract Dealer Gasoline Agreement for ARCO facility 82060, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   *10.16          Addendum to Contract Dealer Gasoline Agreement (PayPoint Network
                   Non-Lessee Retailer) for ARCO facility 82060, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   *10.17          Agreement For Sale of Real Estate to Contract Dealer for ARCO facility
                   05212, dated September 2, 1999, between LLO-Gas and ARCO, together with related Legal Description of the Real Estate, Location of the Companion
                   Real Estate, Declaration of Environmental Restriction and Other
                   Environmental Covenants and Conditions, dated September 2, 1999, between
                   LLO-Gas and ARCO, and Right of First Refusal Agreement, dated September 2,
                   1999, between LLO-Gas and ARCO

   *10.18          Agreement For Sale of Business to Contract Dealer for ARCO facility 05212, dated September 2, 1999, between LLO-Gas and ARCO

   *10.19          Contract Dealer Gasoline Agreement for ARCO facility 82061, dated
                   September 2, 1999, between LLO-Gas and ARCO Products Company

   *10.20          Memorandum of Contract Dealer Gasoline Agreement for ARCO facility 82061, dated September 2, 1999, between LLO-Gas and ARCO Products Company

Exhibit No.                                        Description
-----------                                        -----------
   *10.21         Addendum to Contract Dealer Gasoline Agreement (PayPoint Network
                  Non-Lessee Retailer) for ARCO facility 82061, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   *10.22         Agreement For Sale of Real Estate to Contract Dealer for ARCO facility
                  05502, dated September 2, 1999, between LLO-Gas and ARCO, together with related Legal Description of the Real Estate, Location of the Companion
                  Real Estate, Declaration of Environmental Restriction and Other
                  Environmental Covenants and Conditions, dated September 2, 1999, between
                  LLO-Gas and ARCO, and Right of First Refusal Agreement, dated September 2,
                  1999, between LLO-Gas and ARCO

   *10.23         Agreement For Sale of Business to Contract Dealer for ARCO facility 05502, dated September 2, 1999, between LLO-Gas and ARCO

   *10.24         am/pm Mini Market Agreement Part I for ARCO facility 82062, dated
                  September 2, 1999, between LLO-Gas and ARCO Products Company, together with related am/pm Mini Market Agreement Part II for ARCO facility 82062 and Statement Regarding Finances & Investors, dated September 2, 1999

   *10.25         Contract Dealer Gasoline Agreement for ARCO facility 82062, dated
                  September 2, 1999, between LLO-Gas and ARCO Products Company

   *10.26         Amendment to Contract Dealer Gasoline Agreement for ARCO facility 82062, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   *10.27         Memorandum of Contract Dealer Gasoline Agreement for ARCO facility 82062, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   *10.28         Addendum to Contract Dealer Gasoline Agreement (PayPoint Network
                  Non-Lessee Retailer) for ARCO facility 82062, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   *10.29         Agreement For Sale of Real Estate to Contract Dealer for ARCO facility
                  05513, dated September 2, 1999, between LLO-Gas and ARCO, together with related Legal Description of the Real Estate, Location of the Companion
                  Real Estate, Declaration of Environmental Restriction and Other
                  Environmental Covenants and Conditions, dated September 2, 1999, between
                  LLO-Gas and ARCO, and Right of First Refusal Agreement, dated September 2,
                  1999, between LLO-Gas and ARCO

Exhibit No.                                        Description
-----------                                        -----------
   *10.30         Agreement For Sale of Business to Contract Dealer for ARCO facility 05513, dated September 2, 1999, between LLO-Gas and ARCO

   *10.31         am/pm Mini Market Agreement Part I for ARCO facility 82063, dated
                  September 2, 1999, between LLO-Gas and ARCO Products Company, together with related am/pm Mini Market Agreement Part II for ARCO facility 82063 and Statement Regarding Finances & Investors, dated September 2, 1999

   *10.32         Contract Dealer Gasoline Agreement for ARCO facility 82063, dated
                  September 2, 1999, between LLO-Gas and ARCO Products Company

   *10.33         Amendment to Contract Dealer Gasoline Agreement for ARCO facility 82063, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   *10.34         Memorandum of Contract Dealer Gasoline Agreement for ARCO facility 82063, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   *10.35         Addendum to Contract Dealer Gasoline Agreement (PayPoint Network
                  Non-Lessee Retailer) for ARCO facility 82063, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   *10.36         Agreement For Sale of Real Estate to Contract Dealer for ARCO facility
                  05972, dated September 2, 1999, between LLO-Gas and ARCO, together with related Legal Description of the Real Estate, Location of the Companion
                  Real Estate, Declaration of Environmental Restriction and Other
                  Environmental Covenants and Conditions, dated September 2, 1999, between
                  LLO-Gas and ARCO, and Right of First Refusal Agreement, dated September 2,
                  1999, between LLO-Gas and ARCO

   *10.37         Agreement For Sale of Business to Contract Dealer for ARCO facility 05972, dated September 2, 1999, between LLO-Gas and ARCO

   *10.38         am/pm Mini Market Agreement Part I for ARCO facility 82064, dated
                  September 2, 1999, between LLO-Gas and ARCO Products Company, together with related am/pm Mini Market Agreement Part II for ARCO facility 82060 and Statement Regarding Finances & Investors, dated September 2, 1999

   *10.39         Contract Dealer Gasoline Agreement for ARCO facility 82064, dated
                  September 2, 1999, between LLO-Gas and ARCO Products Company

   *10.40         Amendment to Contract Dealer Gasoline Agreement for ARCO facility

Exhibit No.                                        Description
-----------                                        -----------
                  82064, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   *10.41         Memorandum of Contract Dealer Gasoline Agreement for ARCO facility 82064, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   *10.42         Addendum to Contract Dealer Gasoline Agreement (PayPoint Network
                  Non-Lessee Retailer) for ARCO facility 82064, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   *10.43         Agreement For Sale of Real Estate to Contract Dealer for ARCO facility
                  06202, dated September 2, 1999, between LLO-Gas and ARCO, together with related Legal Description of the Real Estate, Location of the Companion
                  Real Estate, Declaration of Environmental Restriction and Other
                  Environmental Covenants and Conditions, dated September 2, 1999, between
                  LLO-Gas and ARCO, and Right of First Refusal Agreement, dated September 2,
                  1999, between LLO-Gas and ARCO

   *10.44         Agreement For Sale of Business to Contract Dealer for ARCO facility 06202, dated September 2, 1999, between LLO-Gas and ARCO

   *10.45         am/pm Mini Market Agreement Part I for ARCO facility 82065, dated
                  September 2, 1999, between LLO-Gas and ARCO Products Company, together with related am/pm Mini Market Agreement Part II for ARCO facility 82065 and Statement Regarding Finances & Investors, dated September 2, 1999

   *10.46         Contract Dealer Gasoline Agreement for ARCO facility 82065, dated
                  September 2, 1999, between LLO-Gas and ARCO Products Company

   *10.47         Amendment to Contract Dealer Gasoline Agreement for ARCO facility 82065, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   *10.48         Memorandum of Contract Dealer Gasoline Agreement for ARCO facility 82065, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   *10.49         Addendum to Contract Dealer Gasoline Agreement (PayPoint Network
                  Non-Lessee Retailer) for ARCO facility 82065, dated September 2, 1999, between LLO-Gas and ARCO Products Company

   *10.50         Intercreditor Agreement, dated October 25, 1999, between Capstone Capital,
                  LLC and Convenience Store Finance Company, LLC

Exhibit No.                                        Description
-----------                                        -----------
   *10.51         Loan and Security Agreement, dated October 26, 1999, made by LLO-Gas in favor of Convenience Store Finance Company, LLC, together with related
                  Definitions Schedule, Information Schedule, Specified Market Schedule,
                  Schedule 2.3 Affiliates, Schedule 2.14 Filing Offices (U.C.C.-1
                  Recordings), Schedule 2.23 Subsidiaries, Schedule 2.26 Credit Card
                  Agreements, Schedule 2.31 Sale of Assets, Schedule 2.38 Listing of Local
                  Banks, Exhibit A Secured Promissory Note (Preliminary Statement), Exhibit
                  B Schedule of Notes and Properties (Preliminary Statement), Exhibit C
                  Current Filings, Exhibit D Principal Agreements, Exhibit E Compliance
                  Certificate, Exhibit F Local Bank Direction Letters and Exhibit H
                  Financing Statements (on Form UCC-1)

    10.52         Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured
                  Promissory Note, CSFC Loan #250, for $300,000, dated October 26, 1999, between LLO-Gas and Convenience Store Finance Company, LLC (4)

    10.53         Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured
                  Promissory Note, CSFC Loan #250, for $585,000, dated October 26, 1999, between LLO-Gas and Convenience Store Finance Company, LLC (4)

    10.54         Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured
                  Promissory Note, CSFC Loan #250, for $1,230,000, dated October 26, 1999, between LLO-Gas and Convenience Store Finance Company, LLC (4)

    10.55         Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured
                  Promissory Note, CSFC Loan #250, for $975,000, dated October 26, 1999, between LLO-Gas and Convenience Store Finance Company, LLC (4)

    10.56         Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured
                  Promissory Note, CSFC Loan #250, for $2,500,000, dated October 26, 1999, between LLO-Gas and Convenience Store Finance Company, LLC (4)

    10.57         Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured
                  Promissory Note, CSFC Loan #250, for $750,000, dated October 26, 1999, between LLO-Gas and Convenience Store Finance Company, LLC (4)

    10.58         Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured
                  Promissory Note, CSFC Loan #250, for $760,000, dated October 26, 1999, between LLO-Gas and Convenience Store Finance Company, LLC (4)

Exhibit No.                                        Description
-----------                                        -----------
    10.59         Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured
                  Promissory Note, CSFC Loan #250, for $700,000, dated October 26, 1999, between LLO-Gas and Convenience Store Finance Company, LLC (4)

   *10.60         Deed of Trust and Absolute Assignment of Rents and Leases and Fixture
                  Filing, for Phoenix, AZ location, dated October 26, 1999, with LLO-Gas as
                  Trustor, Old Republic Title Company as Trustee and Convenience Store
                  Finance Company, LLC as Beneficiary

   *10.61         Deed of Trust and Absolute Assignment of Rents and Leases and Fixture
                  Filing, for Mammoth Lakes, CA location, dated October 26, 1999, with
                  LLO-Gas as Trustor, Old Republic Title Company as Trustee and Convenience
                  Store Finance Company, LLC as Beneficiary

   *10.62         Deed of Trust and Absolute Assignment of Rents and Leases and Fixture
                  Filing, for Bakersfield, CA location, dated October 26, 1999, with LLO-Gas as Trustor, Old Republic Title Company as Trustee and Convenience Store
                  Finance Company, LLC as Beneficiary

   *10.63         Deed of Trust and Absolute Assignment of Rents and Leases and Fixture
                  Filing, for Bakersfield, CA location, dated October 26, 1999, with LLO-Gas as Trustor, Old Republic Title Company as Trustee and Convenience Store
                  Finance Company, LLC as Beneficiary

   *10.64         Deed of Trust and Absolute Assignment of Rents and Leases and Fixture
                  Filing, for Los Angeles, CA location, dated October 26, 1999, with LLO-Gas as Trustor, Old Republic Title Company as Trustee and Convenience Store
                  Finance Company, LLC as Beneficiary

   *10.65         Deed of Trust and Absolute Assignment of Rents and Leases and Fixture
                  Filing, for Fontana, CA (deed of trust) location, dated October 26, 1999, with LLO-Gas as Trustor, Old Republic Title Company as Trustee and
                  Convenience Store Finance Company, LLC as Beneficiary

   *10.66         Deed of Trust and Absolute Assignment of Rents and Leases and Fixture
                  Filing, for No. Palm Springs, CA location, dated October 26, 1999, with
                  LLO-Gas as Trustor, Old Republic Title Company as Trustee and Convenience
                  Store Finance Company, LLC as Beneficiary

   *10.67         Deed of Trust and Absolute Assignment of Rents and Leases and Fixture
                  Filing, for Rosemead, CA location, dated October 26, 1999, with LLO-Gas as
                  Trustor, Old Republic Title Company as Trustee and Convenience Store
                  Finance Company, LLC as Beneficiary

Exhibit No.                                        Description
-----------                                        -----------
   *10.68         Indemnity and Guaranty Agreement, dated as of October 26, 1999, between
                  John D. Castellucci and Convenience Store Finance Company, LLC

    10.69         Note, for $300,000, dated October 28, 1999, between John Castellucci,
                  LLO-Gas and Time Out, LLC (4)

    10.70         Note, for $300,000, dated October 28, 1999, between LLO-Gas and Time Out,
                  LLC (4)

    10.71         Straight Note, for $200,000, dated November 23, 1999, between LLO-Gas and
                  Time Out, LLC (4)

    10.72         Promissory Note, for $150,000, dated December 16, 1999, between LLO-Gas and John D. Castellucci, on the one hand, and Mehdi Mostaedi, on the other hand (4)

   *10.73         Option Agreement, for 979 East Paige Avenue, Tulare, California 93274,
                  dated March 1, 2000, between Carl E. Lindros and John Castellucci, Manager of LLO-Gas Truck Stop No. 1, LLC

    10.74         Memorandum of Understanding, for the $398,310.86 LLO-Gas obligation to
                  ARCO, dated March 23, 2000, between LLO-Gas and ARCO (4)

    10.75         Promissory Note, for $398,310.86, dated March 23, 2000, between LLO-Gas and ARCO (4)

    10.76         Loan Agreement and Promissory Note For Line of Credit, for $300,000, dated
                  March 23, 2000, between LLO-Gas and ARCO (4)

   *10.77         Office Lease, Miramar Professional Park, for 23805 Stuart Ranch Road,
                  Suite 224, Malibu, California, commencing on October 1, 1999, between
                  Miramar Investment Co. and West Star Energy Group LLO-Gas, Inc., a
                  Delaware corporation

    10.78         Employment Contract For Senior Executive, for James Mandich, dated
                  September 15, 1999, between LLO-Gas and James Mandich (4)

   *10.79         Deed of Trust, dated November 22, 1999, made between LLO-Gas and Capstone
                  Capital, LLC

   *10.80         Agreement for Corporate am/pm Non-Lessee Dealer, dated January 12, 2000 and January 19, 2000, between LLO-Gas and ARCO, together with related
                  Assignment and Assumption of Non-Lessee am/pm Agreement, (undated), between Time Out, LLC and LLO-Gas

Exhibit No.                                        Description
-----------                                        -----------
   *10.81         Deed of Trust, dated October 29, 1999, between LLO-Gas and Time Out, LLC

   *10.82         Deed of Trust, dated October 29, 1999, between LLO-Gas and Time Out, LLC

   *10.83         Modification To Deed of Trust, recorded November 23, 1999, between LLO-Gas and Time Out, LLC

   *10.84         Deed of Trust, dated November 23, 1999, between LLO-Gas and Time Out, LLC

   *10.85         Subordination Agreement (undated), between LLO-Gas and Time Out, LLC

    10.86         Note, dated July 19, 1999, between LLO-Gas and John Castellucci and
                  Interlochen Enterprises, Inc., for $150,000 (4)

   *10.87         Modification To Deed of Trust, October 29, 1999, between LLO-Gas and Time
                  Out, LLC

     16.1         Letter dated April 10, 2000 from Barry F. Friedman addressed to the SEC regarding a change in accountant and confirming the disclosure contained in the Company's current Report on Form 8-K (3)

     21.1         List of subsidiaries (4)

      27.         Financial Data Schedule (4)

     99.1         Lock-up Agreement dated May 3, 1999 by Kimberly Lynn Jack (2)

     99.2         Lock-up Agreement dated May 3, 1999 by Scott A. Jack (2)

     99.3         Lock-up Agreement dated May 3, 1999 by Debra S. Hackney (2)

___________________________

*Filed herewith

(1) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the SEC on December 10, 1999.

(2) Filed as an exhibit to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, filed with the SEC on May 24, 1999.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the SEC on April 11, 2000.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-KSB, filed with the SEC on April 14, 2000.

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

                                          DISCOVERY INVESTMENTS, INC.


Date:  May 16, 2000                       By:  /s/  John D. Castellucci
                                             -----------------------------------
                                             John D. Castellucci, President


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature                                        Capacity                             Date
---------                                        --------                             ----
/s/  John D. Castellucci         President (Principal Executive Officer),         May 16, 2000
----------------------------     Chief Financial Officer, Secretary and
                                 Director

                                 EXHIBIT INDEX

Exhibit No.                                          Description
----------                                           -----------
    2.1            Plan and Agreement of Reorganization dated December 10, 1999 by and between the Company, LLO-Gas, and John Castellucci (1)

    3.1            Articles of Incorporation (2)

    3.2            Bylaws (2)

    4.1            Form of Common Stock certificate (4)

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

   10.3            3-Year 10 Percent Convertible Note, Number 3 payable to CRS Financial Corp.,
                   Ltd, dated as of November 1, 1999 in the sum of $250,000 (1)

   10.4            3-Year 10 Percent Convertible Note, Number 4 payable to CRS Financial Corp.,
                   Ltd. dated as of November 1, 1999 in the sum of $250,000 (1)

   10.5            3-Year 10 Percent Convertible Note, Number 5 payable to CRS Financial Corp.,
                   Ltd. dated as of November 1, 1999 in the sum of $250,000 (1)

   10.6            3-Year 10 Percent Convertible Note, Number 6 payable to CRS Financial Corp.,
                   Ltd. dated as of November 1, 1999 in the sum of $250,000 (1)

  *10.7            Loan and Security Agreement, dated August 2, 1999, between West Star Energy
                   Group, LLO-Gas, a California corporation and LLO-Gas, and Capstone Capital, LLC

  *10.8            Promissory Note, dated August 2, 1999, between West Star Energy Group,
                   LLO-Gas, a California corporation and LLO-Gas, and Capstone Capital, LLC

   10.9            Guarantee, dated August 2, 1999, from John D. Castellucci to Capstone Capital,
                   LLC (4)

  *10.10           Agreement For Sale of Real Estate to Contract Dealer for ARCO facility 01860, dated September 2, 1999, between LLO-Gas and ARCO, together with related Legal
                   Description of the Real Estate, Location of the Companion Real Estate,
                   Declaration of Environmental Restriction and Other Environmental Covenants and
                   Conditions, dated September 2, 1999, between LLO-Gas and ARCO, and Right of
                   First Refusal Agreement, dated September 2, 1999, between LLO-Gas and ARCO


Exhibit No.                                          Description
----------                                           -----------
  *10.11           Agreement For Sale of Business to Contract Dealer for ARCO facility 01860, dated September 2, 1999, between LLO-Gas and ARCO

  *10.12           am/pm Mini Market Agreement Part I for ARCO facility 82060, dated September 2,
                   1999, between LLO-Gas and ARCO Products Company, together with related am/pm
                   Mini Market Agreement Part II for ARCO facility 82060 and Statement Regarding
                   Finances & Investors, dated September 2, 1999

  *10.13           Contract Dealer Gasoline Agreement for ARCO facility 82060, dated September 2,
                   1999, between LLO-Gas and ARCO Products Company

  *10.14           Amendment to Contract Dealer Gasoline Agreement for ARCO facility 82060, dated
                   September 2, 1999, between LLO-Gas and ARCO Products Company

  *10.15           Memorandum of Contract Dealer Gasoline Agreement for ARCO facility 82060, dated September 2, 1999, between LLO-Gas and ARCO Products Company

  *10.16           Addendum to Contract Dealer Gasoline Agreement (PayPoint Network Non-Lessee
                   Retailer) for ARCO facility 82060, dated September 2, 1999, between LLO-Gas and ARCO Products Company

  *10.17           Agreement For Sale of Real Estate to Contract Dealer for ARCO facility 05212, dated September 2, 1999, between LLO-Gas and ARCO, together with related Legal
                   Description of the Real Estate, Location of the Companion Real Estate,
                   Declaration of Environmental Restriction and Other Environmental Covenants and
                   Conditions, dated September 2, 1999, between LLO-Gas and ARCO, and Right of
                   First Refusal Agreement, dated September 2, 1999, between LLO-Gas and ARCO

  *10.18           Agreement For Sale of Business to Contract Dealer for ARCO facility 05212, dated September 2, 1999, between LLO-Gas and ARCO

  *10.19           Contract Dealer Gasoline Agreement for ARCO facility 82061, dated September 2,
                   1999, between LLO-Gas and ARCO Products Company

  *10.20           Memorandum of Contract Dealer Gasoline Agreement for ARCO facility 82061, dated September 2, 1999, between LLO-Gas and ARCO Products Company

  *10.21           Addendum to Contract Dealer Gasoline Agreement (PayPoint Network Non-Lessee
                   Retailer) for ARCO facility 82061, dated September 2, 1999, between LLO-Gas and ARCO Products Company


Exhibit No.                                          Description
----------                                           -----------
  *10.22           Agreement For Sale of Real Estate to Contract Dealer for ARCO facility 05502, dated September 2, 1999, between LLO-Gas and ARCO, together with related Legal
                   Description of the Real Estate, Location of the Companion Real Estate,
                   Declaration of Environmental Restriction and Other Environmental Covenants and
                   Conditions, dated September 2, 1999, between LLO-Gas and ARCO, and Right of
                   First Refusal Agreement, dated September 2, 1999, between LLO-Gas and ARCO

  *10.23           Agreement For Sale of Business to Contract Dealer for ARCO facility 05502, dated September 2, 1999, between LLO-Gas and ARCO

  *10.24           am/pm Mini Market Agreement Part I for ARCO facility 82062, dated September 2,
                   1999, between LLO-Gas and ARCO Products Company, together with related am/pm
                   Mini Market Agreement Part II for ARCO facility 82062 and Statement Regarding
                   Finances & Investors, dated September 2, 1999

  *10.25           Contract Dealer Gasoline Agreement for ARCO facility 82062, dated September 2,
                   1999, between LLO-Gas and ARCO Products Company

  *10.26           Amendment to Contract Dealer Gasoline Agreement for ARCO facility 82062, dated
                   September 2, 1999, between LLO-Gas and ARCO Products Company

  *10.27           Memorandum of Contract Dealer Gasoline Agreement for ARCO facility 82062, dated September 2, 1999, between LLO-Gas and ARCO Products Company

  *10.28           Addendum to Contract Dealer Gasoline Agreement (PayPoint Network Non-Lessee
                   Retailer) for ARCO facility 82062, dated September 2, 1999, between LLO-Gas and ARCO Products Company

  *10.29           Agreement For Sale of Real Estate to Contract Dealer for ARCO facility 05513, dated September 2, 1999, between LLO-Gas and ARCO, together with related Legal
                   Description of the Real Estate, Location of the Companion Real Estate,
                   Declaration of Environmental Restriction and Other Environmental Covenants and
                   Conditions, dated September 2, 1999, between LLO-Gas and ARCO, and Right of
                   First Refusal Agreement, dated September 2, 1999, between LLO-Gas and ARCO

  *10.30           Agreement For Sale of Business to Contract Dealer for ARCO facility 05513, dated September 2, 1999, between LLO-Gas and ARCO

  *10.31           am/pm Mini Market Agreement Part I for ARCO facility 82063, dated September 2,
                   1999, between LLO-Gas and ARCO Products Company, together with related am/pm
                   Mini Market Agreement Part II for ARCO facility 82063 and Statement Regarding
                   Finances & Investors, dated September 2, 1999


Exhibit No.                                          Description
----------                                           -----------
  *10.32           Contract Dealer Gasoline Agreement for ARCO facility 82063, dated September 2,
                   1999, between LLO-Gas and ARCO Products Company

  *10.33           Amendment to Contract Dealer Gasoline Agreement for ARCO facility 82063, dated
                   September 2, 1999, between LLO-Gas and ARCO Products Company

  *10.34           Memorandum of Contract Dealer Gasoline Agreement for ARCO facility 82063, dated September 2, 1999, between LLO-Gas and ARCO Products Company

  *10.35           Addendum to Contract Dealer Gasoline Agreement (PayPoint Network Non-Lessee
                   Retailer) for ARCO facility 82063, dated September 2, 1999, between LLO-Gas and ARCO Products Company

  *10.36           Agreement For Sale of Real Estate to Contract Dealer for ARCO facility 05972, dated September 2, 1999, between LLO-Gas and ARCO, together with related Legal
                   Description of the Real Estate, Location of the Companion Real Estate,
                   Declaration of Environmental Restriction and Other Environmental Covenants and
                   Conditions, dated September 2, 1999, between LLO-Gas and ARCO, and Right of
                   First Refusal Agreement, dated September 2, 1999, between LLO-Gas and ARCO

  *10.37           Agreement For Sale of Business to Contract Dealer for ARCO facility 05972, dated September 2, 1999, between LLO-Gas and ARCO

  *10.38           am/pm Mini Market Agreement Part I for ARCO facility 82064, dated September 2,
                   1999, between LLO-Gas and ARCO Products Company, together with related am/pm
                   Mini Market Agreement Part II for ARCO facility 82060 and Statement Regarding
                   Finances & Investors, dated September 2, 1999

  *10.39           Contract Dealer Gasoline Agreement for ARCO facility 82064, dated September 2,
                   1999, between LLO-Gas and ARCO Products Company

  *10.40           Amendment to Contract Dealer Gasoline Agreement for ARCO facility 82064, dated
                   September 2, 1999, between LLO-Gas and ARCO Products Company

  *10.41           Memorandum of Contract Dealer Gasoline Agreement for ARCO facility 82064, dated September 2, 1999, between LLO-Gas and ARCO Products Company

  *10.42           Addendum to Contract Dealer Gasoline Agreement (PayPoint Network Non-Lessee
                   Retailer) for ARCO facility 82064, dated September 2, 1999, between LLO-Gas and ARCO Products Company


Exhibit No.                                          Description
----------                                           -----------
  *10.43           Agreement For Sale of Real Estate to Contract Dealer for ARCO facility 06202, dated September 2, 1999, between LLO-Gas and ARCO, together with related Legal
                   Description of the Real Estate, Location of the Companion Real Estate,
                   Declaration of Environmental Restriction and Other Environmental Covenants and
                   Conditions, dated September 2, 1999, between LLO-Gas and ARCO, and Right of
                   First Refusal Agreement, dated September 2, 1999, between LLO-Gas and ARCO

  *10.44           Agreement For Sale of Business to Contract Dealer for ARCO facility 06202, dated September 2, 1999, between LLO-Gas and ARCO

  *10.45           am/pm Mini Market Agreement Part I for ARCO facility 82065, dated September 2,
                   1999, between LLO-Gas and ARCO Products Company, together with related am/pm
                   Mini Market Agreement Part II for ARCO facility 82065 and Statement Regarding
                   Finances & Investors, dated September 2, 1999

  *10.46           Contract Dealer Gasoline Agreement for ARCO facility 82065, dated September 2,
                   1999, between LLO-Gas and ARCO Products Company

  *10.47           Amendment to Contract Dealer Gasoline Agreement for ARCO facility 82065, dated
                   September 2, 1999, between LLO-Gas and ARCO Products Company

  *10.48           Memorandum of Contract Dealer Gasoline Agreement for ARCO facility 82065, dated September 2, 1999, between LLO-Gas and ARCO Products Company

  *10.49           Addendum to Contract Dealer Gasoline Agreement (PayPoint Network Non-Lessee
                   Retailer) for ARCO facility 82065, dated September 2, 1999, between LLO-Gas and ARCO Products Company

  *10.50           Intercreditor Agreement, dated October 25, 1999, between Capstone Capital, LLC and Convenience Store Finance Company, LLC

  *10.51           Loan and Security Agreement, dated October 26, 1999, made by LLO-Gas in favor of Convenience Store Finance Company, LLC, together with related Definitions
                   Schedule, Information Schedule, Specified Market Schedule, Schedule 2.3
                   Affiliates, Schedule 2.14 Filing Offices (U.C.C.-1 Recordings), Schedule 2.23
                   Subsidiaries, Schedule 2.26 Credit Card Agreements, Schedule 2.31 Sale of
                   Assets, Schedule 2.38 Listing of Local Banks, Exhibit A Secured Promissory
                   Note (Preliminary Statement), Exhibit B Schedule of Notes and Properties
                   (Preliminary Statement), Exhibit C Current Filings, Exhibit D Principal
                   Agreements, Exhibit E Compliance Certificate, Exhibit F Local Bank Direction
                   Letters and Exhibit H Financing Statements (on Form UCC-1)


Exhibit No.                                          Description
----------                                           -----------
   10.52           Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured
                   Promissory Note, CSFC Loan #250, for $300,000, dated October 26, 1999, between
                   LLO-Gas and Convenience Store Finance Company, LLC (4)

   10.53           Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured
                   Promissory Note, CSFC Loan #250, for $585,000, dated October 26, 1999, between
                   LLO-Gas and Convenience Store Finance Company, LLC (4)

   10.54           Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured
                   Promissory Note, CSFC Loan #250, for $1,230,000, dated October 26, 1999, between LLO-Gas and Convenience Store Finance Company, LLC (4)

   10.55           Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured
                   Promissory Note, CSFC Loan #250, for $975,000, dated October 26, 1999, between
                   LLO-Gas and Convenience Store Finance Company, LLC (4)

   10.56           Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured
                   Promissory Note, CSFC Loan #250, for $2,500,000, dated October 26, 1999, between LLO-Gas and Convenience Store Finance Company, LLC (4)

   10.57           Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured
                   Promissory Note, CSFC Loan #250, for $750,000, dated October 26, 1999, between
                   LLO-Gas and Convenience Store Finance Company, LLC (4)

   10.58           Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured
                   Promissory Note, CSFC Loan #250, for $760,000, dated October 26, 1999, between
                   LLO-Gas and Convenience Store Finance Company, LLC (4)

   10.59           Convenience Store Finance Company, LLC, CSFC 1999 Loan Program, Secured
                   Promissory Note, CSFC Loan #250, for $700,000, dated October 26, 1999, between
                   LLO-Gas and Convenience Store Finance Company, LLC (4)

  *10.60           Deed of Trust and Absolute Assignment of Rents and Leases and Fixture Filing,
                   for Phoenix, AZ location, dated October 26, 1999, with LLO-Gas as Trustor, Old
                   Republic Title Company as Trustee and Convenience Store Finance Company, LLC
                   as Beneficiary

  *10.61           Deed of Trust and Absolute Assignment of Rents and Leases and Fixture Filing,
                   for Mammoth Lakes, CA location, dated October 26, 1999, with LLO-Gas as
                   Trustor, Old Republic Title Company as Trustee and Convenience Store Finance
                   Company, LLC as Beneficiary

  *10.62           Deed of Trust and Absolute Assignment of Rents and Leases and Fixture Filing,
                   for Bakersfield, CA location, dated October 26, 1999, with LLO-Gas as Trustor,
                   Old Republic Title Company as Trustee and Convenience Store Finance Company,
                   LLC as Beneficiary


Exhibit No.                                          Description
----------                                           -----------
  *10.63           Deed of Trust and Absolute Assignment of Rents and Leases and Fixture Filing,
                   for Bakersfield, CA location, dated October 26, 1999, with LLO-Gas as Trustor,
                   Old Republic Title Company as Trustee and Convenience Store Finance Company,
                   LLC as Beneficiary

  *10.64           Deed of Trust and Absolute Assignment of Rents and Leases and Fixture Filing,
                   for Los Angeles, CA location, dated October 26, 1999, with LLO-Gas as Trustor,
                   Old Republic Title Company as Trustee and Convenience Store Finance Company,
                   LLC as Beneficiary

  *10.65           Deed of Trust and Absolute Assignment of Rents and Leases and Fixture Filing,
                   for Fontana, CA (deed of trust) location, dated October 26, 1999, with LLO-Gas as Trustor, Old Republic Title Company as Trustee and Convenience Store
                   Finance Company, LLC as Beneficiary

  *10.66           Deed of Trust and Absolute Assignment of Rents and Leases and Fixture Filing,
                   for No. Palm Springs, CA location, dated October 26, 1999, with LLO-Gas as
                   Trustor, Old Republic Title Company as Trustee and Convenience Store Finance
                   Company, LLC as Beneficiary

  *10.67           Deed of Trust and Absolute Assignment of Rents and Leases and Fixture Filing,
                   for Rosemead, CA location, dated October 26, 1999, with LLO-Gas as Trustor,
                   Old Republic Title Company as Trustee and Convenience Store Finance Company,
                   LLC as Beneficiary

  *10.68           Indemnity and Guaranty Agreement, dated as of October 26, 1999, between John
                   D. Castellucci and Convenience Store Finance Company, LLC

   10.69           Note, for $300,000, dated October 28, 1999, between John Castellucci, LLO-Gas and Time Out, LLC (4)

   10.70           Note, for $300,000, dated October 28, 1999, between LLO-Gas and Time Out, LLC
                   (4)

   10.71           Straight Note, for $200,000, dated November 23, 1999, between LLO-Gas and Time
                   Out, LLC (4)

   10.72           Promissory Note, for $150,000, dated December 16, 1999, between LLO-Gas and
                   John D. Castellucci, on the one hand, and Mehdi Mostaedi, on the other hand (4)

  *10.73           Option Agreement, for 979 East Paige Avenue, Tulare, California 93274, dated
                   March 1, 2000, between Carl E. Lindros and John Castellucci, Manager of
                   LLO-Gas Truck Stop No. 1, LLC


Exhibit No.                                          Description
----------                                           -----------
   10.74           Memorandum of Understanding, for the $398,310.86 LLO-Gas obligation to ARCO, dated March 23, 2000, between LLO-Gas and ARCO (4)

   10.75           Promissory Note, for $398,310.86, dated March 23, 2000, between LLO-Gas and
                   ARCO (4)

   10.76           Loan Agreement and Promissory Note For Line of Credit, for $300,000, dated
                   March 23, 2000, between LLO-Gas and ARCO (4)

  *10.77           Office Lease, Miramar Professional Park, for 23805 Stuart Ranch Road, Suite
                   224, Malibu, California, commencing on October 1, 1999, between Miramar
                   Investment Co. and West Star Energy Group LLO-Gas, Inc., a Delaware corporation

   10.78           Employment Contract For Senior Executive, for James Mandich, dated September
                   15, 1999, between LLO-Gas and James Mandich (4)

  *10.79           Deed of Trust, dated November 22, 1999, made between LLO-Gas and Capstone
                   Capital, LLC

  *10.80           Agreement for Corporate am/pm Non-Lessee Dealer, dated January 12, 2000 and
                   January 19, 2000, between LLO-Gas and ARCO, together with related Assignment and Assumption of Non-Lessee am/pm Agreement, (undated), between Time Out, LLC and LLO-Gas

  *10.81           Deed of Trust, dated October 29, 1999, between LLO-Gas and Time Out, LLC

  *10.82           Deed of Trust, dated October 29, 1999, between LLO-Gas and Time Out, LLC

  *10.83           Modification To Deed of Trust, recorded November 23, 1999, between LLO-Gas and
                   Time Out, LLC

  *10.84           Deed of Trust, dated November 23, 1999, between LLO-Gas and Time Out, LLC

  *10.85           Subordination Agreement (undated), between LLO-Gas and Time Out, LLC

   10.86           Note, dated July 19, 1999, between LLO-Gas and John Castellucci and
                   Interlochen Enterprises, Inc., for $150,000 (4)

  *10.87           Modification To Deed of Trust, October 29, 1999, between LLO-Gas and Time Out,
                   LLC

   16.1            Letter dated April 10, 2000 from Barry F. Friedman addressed to the SEC regarding a change in accountant and confirming the disclosure contained in the Company's current Report on Form 8-K (3)


Exhibit No.                            Description
----------                             -----------
   21.1            List of subsidiaries (4)

   27.             Financial Data Schedule (4)

   99.1            Lock-up Agreement dated May 3, 1999 by Kimberly Lynn Jack (2)

   99.2            Lock-up Agreement dated May 3, 1999 by Scott A. Jack (2)

   99.3            Lock-up Agreement dated May 3, 1999 by Debra S. Hackney (2)

___________________________
*Filed herewith

(1) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the SEC on December 10, 1999.

(2) Filed as an exhibit to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, filed with the SEC on May 24, 1999.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K, filed with the SEC on April 11, 2000.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-KSB, filed with the SEC on April 14, 2000.