Form 10QSB
period 2000-03-31
DISCOVERY INVESTMENTS INC
filed 2000-06-01
CIK 1083459

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                  FORM 10-QSB

         (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the quarterly period ended    March 31, 2000
                                                   --------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from________________ to _________________

        Commission file number             000-26175
                                    -------------------------------

                           DISCOVERY INVESTMENTS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


              Nevada                                     88-049151
 ---------------------------------           -----------------------------------
   (State or Other Jurisdiction of            (IRS Employer Identification No.)
   Incorporation or Organization)

23805 Stuart Ranch Road, Suite 220, Malibu, California               90265
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

                                 (310) 456-8494
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

     Check whether the Issuer (1) filed all reports to be filed by Section 13 or 15(d) during the preceding 12 months (or for such shorter period that the Registrant was required to file such Reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                        Yes [X]         No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                   Outstanding at May 15, 2000
               -----                   ---------------------------

         Common Stock, par                  14,000,000 shares
         value $.001 per share

Transitional Small Business Disclosure Format (check one):

                        Yes [_]         No [X]

PART I
FINANCIAL INFORMATION

Item 1.       Financial Statements

                          DISCOVERY INVESTMENTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     March 31,       December 31,
                                                                       2000              1999
                                                                  --------------    -------------
                                                                    (unaudited)
                                          ASSETS
CURRENT ASSETS
  Accounts receivable                                              $         801   $       1,137
  Related party receivable                                               366,427         332,938
  Inventories                                                            491,862         455,476
  Prepaid expenses and other                                              23,146          57,569
  Due from officer                                                        99,532          63,000
                                                                   -------------   -------------
      TOTAL CURRENT ASSETS                                               981,768         910,120
                                                                   -------------   -------------
PROPERTY AND EQUIPMENT - net                                           9,322,707       8,562,085
                                                                   -------------   -------------
OTHER ASSETS
  Restricted cash                                                        112,500         112,500
  Financing fees                                                         378,090         413,629
  Franchise fees - net                                                   419,036         443,409
  Other Assets                                                           240,090         156,845
                                                                   -------------   -------------
      TOTAL OTHER ASSETS                                               1,149,716       1,126,383
                                                                   -------------   -------------
                                                                    $ 11,454,191    $ 10,598,588
                                                                   =============   =============


                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Bank overdraft                                                   $     143,737   $      19,559
  Accounts payable                                                       877,978         733,320
  Interest payable - CSFC                                                138,957            --
  Notes payable - current portion
   Time Out                                                              770,000            --
   ARCO                                                                  118,587            --
   Cameron Farrer                                                        195,000         250,000
   Interlochen Enterprises                                               250,000         150,000
   M. Mehdi Mostaedi                                                     150,000         150,000
   CSFC - current portion                                                265,356         223,486
                                                                   -------------   -------------
    Total notes payable - current portion                              1,748,943         773,486
                                                                   -------------   -------------
     TOTAL CURRENT LIABILITIES                                         2,909,615       1,526,365
                                                                   -------------   -------------

LONG-TERM LIABILITIES
  Notes payable - net of current portion
   ARCO                                                                  279,723            --
   Interlochen Enterprises                                               250,000         250,000
   Meridian Enterprises                                                  250,000         250,000
   CRS Corporation                                                     1,000,000       1,000,000
   CSFC - net of current portion                                       7,499,466       7,559,052
                                                                   -------------   -------------
    TOTAL LONG-TERM LIABILITIES                                        9,279,189       9,059,052
                                                                   -------------   -------------
     TOTAL LIABILITIES                                                12,188,804      10,585,417
                                                                   -------------   -------------
MINORITY INTEREST                                                         34,467          44,230
STOCKHOLDERS' DEFICIENCY
  Common Stock, $.001 par value; authorized 25,000,000 shares;
   issued and outstanding - 14,000,000 shares                             14,000          14,000
  Additional paid-in capital                                             438,100         438,100
  Accumulated Deficit                                                 (1,221,180)       (483,159)
                                                                   -------------   -------------
    TOTAL STOCKHOLDERS' DEFICIENCY                                      (769,080)        (31,059)
                                                                   -------------   -------------
                                                                   $  11,454,191   $  10,598,588
                                                                   =============   =============

     See accompanying Notes to Consolidated Condensed Financial Statements

                          DISCOVERY INVESTMENTS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THREE MONTHS ENDED MARCH 31, 2000 (unaudited)




SALES                                    $  4,883,403
COST OF SALES                               4,242,691
                                        -------------
     GROSS PROFIT                             640,712
                                        -------------
OPERATING EXPENSES
  Direct operating expense                    532,249
  Royalties                                    56,837
  Marketing                                     5,024
  General and administrative                  434,496
  Depreciation and amortization                71,334
                                        -------------
TOTAL OPERATING EXPENSES                    1,099,940
                                        -------------
LOSS BEFORE OTHER EXPENSES                   (459,228)
                                        -------------
OTHER EXPENSES
  Miscellaneous expense                        (7,681)
  Interest expense                           (271,112)
                                        -------------
     TOTAL OTHER EXPENSES                    (278,793)
                                        -------------
NET LOSS                                 $   (738,021)
                                        =============
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES                         14,000,000
                                        =============
                                         $      (0.05)
                                        =============

     See accompanying Notes to Consolidated Condensed Financial Statements

                          DISCOVERY INVESTMENTS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THREE MONTHS ENDED MARCH 31, 2000 (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                         $(738,021)
     Adjusments to reconcile net income to
         net cash provided by operating activities:
            Depreciation                                                 46,961
            Amortization                                                 59,912
            Minority interest                                            (9,763)
            Interest on notes                                           180,827
     Changes in operating assets and liabilities:

         Receivables                                                        336
         Inventories                                                    (36,386)
         Prepaid expenses                                                34,423
         Other assets                                                   (83,245)
         Accounts payable and accrued expense                           144,658
                                                                     -----------
NET CASH USED IN OPERATING ACTIVITIES                                  (400,298)
                                                                     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Advances to officer                                                (36,532)
     Advances to affiliate                                              (33,489)
     Acquisition of LLO-Gas, Inc.
     Acquisition of property and equipment                             (807,583)
                                                                     -----------
NET CASH USED IN INVESTING ACTIVITIES                                   (77,604)
                                                                     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from (repayments of) notes payable                      1,153,724
     Net increase in cash overdraft                                     124,178
                                                                     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             1,277,902
                                                                     -----------
INCREASE (DECREASE) IN CASH                                                 -
CASH AND CASH EQUIVALENTS
     Beginning of year                                                      -
                                                                     -----------
     End of year                                                      $     -
                                                                     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid during the year for:
          Interest                                                    $  69,717
                                                                     ===========

     See accompanying Notes to Consolidated Condensed Financial Statements

                           DISCOVERY INVESTMENTS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The interim consolidated financial statements presented have been prepared by Discovery Investments, Inc. (the "Company") without audit and, in the opinion of the management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the consolidated results of operations for the three months ended March 31, 2000, (b) the consolidated financial position at March 31, 2000 and (c) the consolidated cash flow for the three months ended March 31, 2000. Interim results are not necessarily indicative of results for a full year.

     The consolidated balance sheet presented as of December 31, 1999 has been derived from the consolidated financial statements that have been audited by the Company's independent auditors. The consolidated financial statements and notes are condensed as permitted by Form 10-QSB and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-KSB.

2.   LIQUIDITY

     The Company experienced significant difficulties in operations during the first quarter of 2000. As a result, the Company's financial condition is imperiled, and its liquidity and capital resources have been largely exhausted. This is primarily the result of the dramatic increase in the wholesale price for the petroleum during the first quarter, which created liquidity problems for the Company as its line of credit and working capital were exhausted. As a result of its inability to obtain petroleum product, the Company pumped significantly less gas at its facilities during March than during January and February, a decline which accelerated during the second quarter. Since May 1, 2000, the Company has not been pumping gas at any of its facilities. As a result of the liquidity problem, inventory at the Company's am/pm mini markets also declined, resulting in decreased sales at the mini markets during the same period.

     After the end of the first quarter, the Company received a Notice of Termination of am/pm Mini Market Agreement and Contract Dealer Gasoline Agreement dated May 22, 2000 (the "ARCO Notice") from Atlantic Richfield Company ("ARCO"), advising the Company that ARCO intends to terminate the Contract Dealer Agreement dated October 26, 1999, and the am/pm Mini Market Agreement dated October 26, 1999 (collectively, the "ARCO Agreements") and the franchise relationship between the Company and ARCO, effective at 10:00 a.m. on June 7, 2000. ARCO claims that the basis for the terminations are the Company's failure to sell adequate or any amounts gas at the Company's facilities during certain dates in March, April and May; failure to have sufficient retail products available for sale to the public at the Company's am/pm mini markets on certain dates in March, April and May; failure to pay ARCO in a timely manner amounts due to ARCO under the existing line of credit and term loan with ARCO, in the aggregate amount of $658,520.86, plus late charges; and failure to pay royalties to ARCO with respect to the franchised am/pm mini markets. The ARCO Notice also refers to certain non-financial breeches of the ARCO Agreements.

     The Company is holding discussions with ARCO regarding these matters, but it is not possible to predict the outcome of those discussions.

     After the end of the first quarter, the Company also received a notice of default dated May 25, 2000 (the "Credit Suisse Notice"), from counsel to Credit Suisse First Boston Specialty Finance LLC, formerly known as Convenience Store Finance Company, LLC ("Credit Suisse"), stating that the Company is in default under the Loan and Security Agreement dated October 26, 1999 (the "Credit Suisse Loan Agreement"), pursuant to which Credit Suisse loaned the Company $7,800,000 (the "Loan"). Credit Suisse claims that the basis for the default is the Company's failure to make monthly payments of principal and interest in March, April and May; and certain non-financial breeches of the Credit Suisse Loan Agreement, and the related promissory notes evidencing the Loan and Deeds of Trust securing the Loan (the "Deeds of Trust"), including breeches of various representations and warranties contained in the Credit Suisse Loan Agreement. The Credit Suisse Notice demands payment of delinquent principal, interest, default interest, late charges and servicing fees of $326,128.75, as of May 22, 2000, with additional default interest at a rate of $1,076.28 per diem from May 23, 2000, and attorneys' fees, no later than the end of business on May 31, 2000. Should the Company fail to make such payments by such time, it is Credit Suisse's position that (i) all indebtedness secured by the Deeds of Trust may be accelerated and

                           DISCOVERY INVESTMENTS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

     become due and payable in full without any further notice to the Company and (ii) Credit Suisse may exercise any and all remedies available under the Loan, including but not limited to, foreclosing on the Deeds of Trust and having a receiver appointed. Additionally, it is Credit Suisse's position that the Company's license to collect and retain the rents, issues, deposits and profits of the Company's properties encumbered by the Deeds of Trust is revoked pursuant to the terms of the Deeds of Trust.

     The Company is holding discussions with Credit Suisse regarding these matters, but it is not possible to predict the outcome of these discussions.

     The Company is actively pursuing discussions with a third party pursuant to which the Company would receive bridge financing to satisfy the obligations owing to ARCO and Credit Suisse, pending permanent financing. However, there are no definitive agreements in place at this time with any financing sources and there can be no assurance that any such agreements will be entered into, entered into on terms that are favorable to the Company, or consummated in sufficient time to forestall further action by ARCO and Credit Suisse. Unless the Company is able to secure bridge financing very soon, and satisfy both ARCO and Credit Suisse with respect to their various financial and non-financial concerns, the Company may not be able to continue operations.


3.   LEGAL PROCEEDINGS

     On February 29, 2000, West Star Energy Group, Inc. ("West Star") sued John Castellucci, the Company and its wholly-owned operating subsidiary, LLO-Gas, Inc. ("LLO-Gas"), in the Superior Court of the State of California, County of Los Angeles (Case No. BC 225568). Mr. Castellucci is President, Chief Financial Officer, Secretary, director and the principal shareholder of the Company, and President, a director and the principal shareholder of West Star. West Star, through its Board of Directors (other than Mr. Castellucci), alleges that Mr. Castellucci breached his fiduciary duty to West Star and engaged in a series of unauthorized transactions for his personal benefit. The Plaintiff also alleges that Mr. Castellucci made certain fraudulent statements to the West Star Board of Directors, which induced them not to exercise a West Star business opportunity to acquire the ARCO Facilities for itself and to consent to the acquisition of the ARCO Facilities by LLO-Gas. West Star seeks general and special damages of at least $3.5 million against Mr. Castellucci. West Star seeks the imposition of a constructive trust on the Company's facilities which were purchased from ARCO (the "ARCO Facilities") and an order compelling the Company to return the ARCO Facilities, and all proceeds therefrom, to West Star. West Star also seeks damages against Mr. Castellucci and the Company of at least $3.5 million for unfair competition. In addition, West Star seeks an accounting from the defendants. West Star also seeks to recover the costs of the suit, prejudgment interest, attorneys' fees and such other relief as the court may deem just and proper. The Company has not yet filed an answer to the complaint. The Company believes that it has meritorious defenses and affirmative defenses to the lawsuit. The parties engaged in meaningful settlement negotiations and entered into a non-binding Letter of Intent on April 14, 2000. Pursuant to the Letter of Intent and in order to facilitate the negotiation of a definitive settlement agreement, the plaintiffs dismissed the lawsuit without prejudice. The terms of the settlement agreement are presently being negotiated. In view of the inherent uncertainties of litigation, the outcome of the settlement negotiations, or the litigation itself, cannot be predicted.

     In December 1999, M. Mehdi Mostaedi loaned the Company $150,000. The Company and John Castellucci, President, Chief Financial Officer, Secretary, Director and the principal shareholder of the Company, jointly executed a promissory note dated December 16, 1999 (the "Mostaedi Note") in the principal amount of $150,000. The Mostaedi Note bears interest at the rate of 9% per annum and was due and payable as to principal and interest on February 16, 2000. The Mostaedi Note is secured with a pledge of 2,000,000 shares of the Company's common stock owned by Mr. Castellucci pursuant to a Pledge Agreement dated December 16, 1999 between Messrs. Castellucci and Mostaedi. On April 11, 2000, Mr. Mostaedi filed a lawsuit against the Company and Mr. Castellucci in the Superior Court of the State of California, West District, Santa Monica, California, alleging breach of contract and default under the Mostaedi Note. Mr. Mostaedi seeks damages in the amount of $150,000, interest on that amount at the rate of 9% from December 16, 1999, and costs of the suit. The Company has been served with the complaint but has not yet filed an answer to the complaint. The Company is seeking to commence settlement discussions with the plaintiff regarding the lawsuit.

                           DISCOVERY INVESTMENTS, INC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

4.   INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined on the weighted average method. Inventories consist of the following:

                                    March 31, 2000          December 31, 1999
                                 ------------------       --------------------

     Gasoline                              $ 16,714                   $101,544
     Beer                                    61,936                     36,695
     Tobacco                                 92,964                     82,881
     Food and beverage                      200,273                    202,010
     Non food products                      102,375                     32,346
                                 ------------------       --------------------
                                           $474,262                   $455,476
                                 ==================       ====================

Item 2.  Management's Discussion and Analysis or Plan of Operation

     Certain statements contained in this Quarterly Report on Form 10-QSB that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial position, possible financing activities, and expectations about future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, and involve risks and uncertainties. Although the Company believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Quarterly Report on Form 10-QSB are qualified in their entirety by this statement.

     Until October 26, 1999, Discovery Investments, Inc. (the "Company") was a "shell" company with no operations, assets or financial resources. During the period from inception (September 10, 1996) until October 26, 1999, the Company sustained operating expenses without corresponding revenues. This resulted in the Company's incurring a net operating loss, which loss will increase until the Company can begin operating its new business profitability.

     The Company's business operations commenced on October 26, 1999. Because the Company's business activities are not diversified, the Company may be subject to economic fluctuations within its business or industry and therefore increase the risks associated with the Company's operations.

     For the three months ended March 31, 2000, the Company had total revenue of $4,883,403, cost of sales of $4,242,691 and total operating expenses of $1,099,940, resulting in net loss before other expense of $(459,228). In addition, the Company had total other expense, consisting primarily of interest expense, in the amount of $(278,793). As a result, the Company had a net loss of $(738,021), or $(.05) per share, for the three months ended March 31, 2000.

     Since the Company's operations commenced on October 26, 1999, a discussion of comparative results of operations for the three-month period ended March 31, 1999, is not possible.

     The Company experienced significant difficulties in operations during the first quarter of 2000. As a result, the Company's financial condition is imperiled, and its liquidity and capital resources have been largely exhausted. This is primarily the result of the dramatic increase in the wholesale price for the petroleum during the first quarter, which created liquidity problems for the Company as its line of credit and working capital were exhausted. As a result of its inability to obtain petroleum product, the Company pumped significantly less gas at its facilities during March than during January and February, a decline which accelerated during the second quarter. Since May 1, 2000, the Company has not been pumping gas at any of its facilities. As a result of the liquidity problem, inventory at the Company's am/pm mini markets also declined, resulting in decreased sales at the mini markets during the same period.

     After the end of the first quarter, the Company received a Notice of Termination of am/pm Mini Market Agreement and Contract Dealer Gasoline Agreement dated May 22, 2000 (the "ARCO Notice") from Atlantic Richfield Company ("ARCO"), advising the Company that ARCO intends to terminate the Contract Dealer Agreement dated October 26, 1999, and the am/pm Mini Market Agreement dated October 26, 1999 (collectively, the "ARCO Agreements") and the franchise relationship between the Company and ARCO, effective at 10:00 a.m. on June 7, 2000. ARCO claims that the basis for the terminations are the Company's failure to sell adequate or any amounts gas at the Company's facilities during certain dates in March, April and May; failure to have sufficient retail products available for sale to the public at the Company's am/pm mini markets on certain dates in March, April and May; failure to pay ARCO in a timely manner amounts due to ARCO under the existing line of credit and term loan with ARCO, in the aggregate amount of $658,520.86 as of May 22, 2000, plus late charges; and failure to pay royalties to ARCO with respect to the franchised am/pm mini markets. The ARCO Notice also refers to certain non-financial breeches of the ARCO Agreements.

     The Company is holding discussions with ARCO regarding these matters, but it is not possible to predict the outcome of these discussions.

     After the end of the first quarter, the Company also received a notice of default dated May 25, 2000 (the "Credit Suisse Notice"), from counsel to Credit Suisse First Boston Specialty Finance LLC, formerly known as Convenience Store Finance Company, LLC ("Credit Suisse"), stating that the Company is in default under the Loan and Security Agreement dated October 26, 1999 (the "Credit Suisse Loan Agreement"), pursuant to which Credit Suisse loaned the Company $7,800,000 (the "Loan"). Credit Suisse claims that the basis for the default is the Company's failure to make monthly payments of principal and interest in March, April and May; and certain non-financial breeches of the Credit Suisse Loan Agreement, and the related promissory notes evidencing the Loan and Deeds of Trust securing the Loan (the "Deeds of Trust"), including breeches of various representations and warranties contained in the Credit Suisse Loan Agreement. The Credit Suisse Notice demands payment of delinquent principal, interest, default interest, late charges and servicing fees of $326,128.75, as of May 22, 2000, with additional default interest at a rate of $1,076.28 per diem from May 23, 2000, and attorneys' fees, no later than the end of business on May 31, 2000.

     Should the Company fail to make such payments by such time, it is Credit Suisse's position that (i) all indebtedness secured by the Deeds of Trust may be accelerated and become due and payable in full without any further notice to the Company and (ii) Credit Suisse may exercise any and all remedies available under the Loan, including but not limited to, foreclosing on the Deeds of Trust and having a receiver appointed. Additionally, it is Credit Suisse's position that the Company's license to collect and retain the rents, issues, deposits and profits of the Company's properties encumbered by the Deeds of Trust is revoked pursuant to the terms of the Deeds of Trust.

     The Company is holding discussions with Credit Suisse regarding these matters, but it is not possible to predict the outcome of these discussions.

     The Company is actively pursuing discussions with a third party pursuant to which the Company would receive bridge financing to satisfy the obligations owing to ARCO and Credit Suisse, pending permanent financing. However, there are no definitive agreements in place at this time with any financing sources and there can be no assurance that any such agreements will be entered into, entered into on terms that are favorable to the Company, or consummated in sufficient time to forestall further action by ARCO and Credit Suisse. Unless the Company is able to secure bridge financing very soon, and satisfy both ARCO and Credit Suisse with respect to their various financial and non-financial concerns, the Company may not be able to continue operations.

     Assuming the foregoing matters can be resolved to the satisfaction of ARCO and Credit Suisse, until additional financing is obtained and the Company's financial situation is stabilized, the Company will not be in a position to pursue any aspect of its plan of operations for the fiscal year ending December 31, 2000.

     Because the Company's working capital has been exhausted, the Company will not be able to meet its needs to fund existing operations at its facilities, assuming the Company is able to recommence full operations. The Company will have to raise additional capital, either as equity or debt, or a combination of both, to fund such operations, at least initially. At present, there are no arrangements or agreements for any such financing. There can be no assurance that any such financing will be available or, if financing is available, if it will be on terms that are favorable to the Company.

Item 3. Defaults Upon Senior Securities

     For a discussion of the Company's default under the Credit Suisse Loan Agreement, see Part I, Item 1, "Management's Discussion and Analysis or Plan of Operation" above.


PART II
OTHER INFORMATION

Item 1.  Legal Proceedings

     On February 29, 2000, West Star Energy Group, Inc. ("West Star") sued
John Castellucci, the Company and its wholly-owned operating subsidiary, LLO-Gas, Inc. ("LLO-Gas"), in the Superior Court of the State of California, County of Los Angeles (Case No. BC 225568). Mr. Castellucci is President, Chief Financial Officer, Secretary, director and the principal shareholder of the Company, and President, a director and the principal shareholder of West Star. West Star, through its Board of Directors (other than Mr. Castellucci), alleges that Mr. Castellucci breached his fiduciary duty to West Star and engaged in a series of unauthorized transactions for his personal benefit. The plaintiff also alleges that Mr. Castellucci made certain fraudulent statements to the West Star Board of Directors, which induced them not to exercise a West Star business opportunity to acquire the ARCO Facilities for itself and to consent to the acquisition of the ARCO Facilities by LLO-Gas.

     West Star seeks general and special damages of at least $3.5 million against Mr. Castellucci. West Star seeks the imposition of a constructive trust on the Company's facilities which were purchased from ARCO (the "ARCO Facilities") and an order compelling the Company to return the ARCO Facilities, and all proceeds therefrom, to West Star. West Star also seeks damages against Mr. Castellucci and the Company of at least $3.5 million for unfair competition. In addition, West Star seeks an accounting from the defendants. West Star also seeks to recover the costs of the suit, prejudgment interest, attorneys' fees and such other relief as the court may deem just and proper.

     The Company has not yet filed an answer to the complaint. The Company believes that it has meritorious defenses and affirmative defenses to the lawsuit.

     The parties engaged in meaningful settlement negotiations and entered into a non-binding Letter of Intent on April 14, 2000. Pursuant to the Letter of Intent and in order to facilitate the negotiation of a definitive settlement agreement, the plaintiffs dismissed the lawsuit without prejudice. The terms of the settlement agreement are presently being negotiated. In view of the inherent uncertainties of litigation, the outcome of the settlement negotiations, or the litigation itself, cannot be predicted.

     In December 1999, M. Mehdi Mostaedi loaned the Company $150,000. The Company and John Castellucci, President, Chief Financial Officer, Secretary, Director and the principal shareholder of the Company, jointly executed a promissory note dated December 16, 1999 (the "Mostaedi Note") in the principal amount of $150,000. The Mostaedi Note bears interest at the rate of 9% per annum and was due and payable as to principal and interest on February 16, 2000. The Mostaedi Note is secured with a pledge of 2,000,000 shares of the Company's common stock owned by Mr. Castellucci pursuant to a Pledge Agreement dated December 16, 1999 between Messrs. Castellucci and Mostaedi. On April 11, 2000, Mr. Mostaedi filed a lawsuit against the Company and Mr. Castellucci in the Superior Court of the State of California, West District, Santa Monica, California, alleging breach of contract and default under the Mostaedi Note. Mr. Mostaedi seeks damages in the amount of $150,000, interest on that amount at the rate of 9% from December 16, 1999, and costs of the suit. The Company has been served with the complaint but has not yet filed an answer to the complaint. The Company is seeking to commence settlement discussions with the plaintiff regarding the lawsuit.

Item 4.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

   Exhibit No.         Description
   -----------         -----------

   27            Financial Data Schedule

   (b)   Reports on Form 8-K

     On April 11, 2000, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, with respect to the retention of new independent auditors.

     On April 18, 2000, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, with respect to litigation commenced against the Company and John D. Castellucci for breach of contract and default under a promissory note.

     On May 23, 2000, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, with respect to the Company's first quarter results and operating condition.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                DISCOVERY INVESTMENTS, INC.

Date:  June 1, 2000             By:   /s/  John D. Castellucci
                                   ---------------------------------------------
                                      President (Principal Executive Officer)
                                      and Chief Financial Officer