Form 10QSB
period 2000-06-30
DISCOVERY INVESTMENTS INC
filed 2000-08-21
CIK 1083459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED June 30, 2000.

                                       OR

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION FROM _______ TO ________.


                        COMMISSION FILE NUMBER 000-26175

                           DISCOVERY INVESTMENTS, INC.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Nevada                              88-0409151
         -----------------------                 --------------------
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification No.)



    2980 S. Rainbow Boulevard, Suite 108
           Las Vegas, Nevada                             89146
   ---------------------------------------          ----------------
   (Address of principal executive offices)             (Zip Code)



                       23805 Stewart Ranch Road, Suite 265
                            Malibu, California 90265
                -------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Class                    Outstanding at June 30, 2000(1)
               -----                    ----------------------------
      Common Stock, par value                      2,100,000
        $.001 per share

----------------
(1) See Part II, Item 5 as to additional 2,000,000 shares. Upon full performance by John Castellucci and LLO-Gas, Inc., or either, said shares of common stock will be retired and restored to the status of authorized and unissued shares. The pledge holder under the collateral pledge agreement holds as additional collateral certain shares of LLO-Gas, Inc. as additional collateral, under the collateral pledge agreement.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----

BALANCE SHEET - ASSETS                                                          4

BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY                            5

STATEMENT OF OPERATIONS                                                         6

STATEMENT OF STOCKHOLDERS' EQUITY                                               7

STATEMENT OF CASH FLOWS                                                         8

NOTES TO FINANCIAL STATEMENTS                                                   9


                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)

                                    RESTATED
                                  BALANCE SHEET


                                     ASSETS


                                    6 Mos Ending            Year Ended
                                    June 30, 2000        December 31, 1999
                                     (Unaudited)           (Unaudited)
                                    --------------       -----------------
CURRENT ASSETS                          $ 0                    $ 0

   TOTAL CURRENT ASSETS                 $ 0                    $ 0

OTHER ASSETS                            $ 0                    $ 0

   TOTAL OTHER ASSETS                   $ 0                    $ 0

   TOTAL ASSETS                         $ 0                    $ 0






                 See accompanying notes to financial statements

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)

                                    RESTATED
                                  BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 6 Mos Ending      Year Ended
                                                 June 30, 2000   December 31, 1999
                                                  (Unaudited)      (Unaudited)
                                                  -----------    ----------------
CURRENT LIABILITIES
    Officers Advances (Note 6)                    $    13,225       $         0
   Interlochen Enterprises                            100,000                 0
   Alschuler Grossman Stein & Kahan LLP                84,989                 0
   Interest Payable - Notes                           102,198            25,000
                                                  -----------       -----------
TOTAL CURRENT LIABILITIES                         $   300,412       $    25,000
                                                  -----------       -----------
LONG TERM LIABILITIES
   Interlochen Enterprises                            250,000           250,000
   Meridian Enterprises                               250,000           250,000
   CRS Financiers                                   1,000,000         1,000,000
                                                  -----------       -----------
TOTAL LONG TERM LIABILITIES                       $ 1,500,000       $ 1,500,000
                                                  -----------       -----------
TOTAL LIABILITIES                                 $ 1,800,412       $ 1,525,000

STOCKHOLDERS EQUITY (Note 4)
Common stock, $.001 par value authorized
25,000,000 shares issued and outstanding at
December 31, 1999 - 2,100,000 shares
June 30, 2000 - 2,100,000 shares                  $     2,100       $     2,100

   Additional paid in Capital                               0                 0
   Accumulated loss                               ($1,798,312)      ($1,522,900)
                                                  -----------       -----------
TOTAL STOCKHOLDERS' DEFICIENCY                    $ 1,800,412       $ 1,525,000
                                                  -----------       -----------
TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                               ($1,798,312)      ($1,522,900)
                                                  -----------       -----------


                 See accompanying notes to financial statements

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)


                                    RESTATED
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                    Sep.10, 1996
                          6 Mos Ended    Year Ended    Year Ended    (Inception)
                           June 30,       Dec. 31,      Dec. 31,     to June 30,
                             2000           1999          1998          1999
                             ----           ----          ----          ----
REVENUE:                    $        0    $        0    $        0    $        0

EXPENSES:
   General,  Selling and
   Administrative           $  187,187    $   13,225    $        0    $   15,325
                            ----------    ----------    ----------    ----------

   Total Expenses           $  187,187    $   13,225    $        0    $   15,325
                            ----------    ----------    ----------    ----------

Net Profit/
Loss (-)                    $  187,187    $  -13,225    $        0    $  -15,325
                            ----------    ----------    ----------    ----------

Net Profit/Loss(-)
per weighted
share (Note 2)              $    -.002    $   -.0063    $      NIL    $   -.0073
                            ----------    ----------    ----------    ----------

Weighted average
number of common
shares outstanding           2,100,000     2,100,000     2,100,000     2,100,000
                            ----------    ----------    ----------    ----------




                 See accompanying notes to financial statements

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)

                                    RESTATED
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                         Additional         Accumu-
                                          Common         Stock            paid-in            lated
                                          Shares        Amount            Capital           Deficit
                                          ------        ------            -------           -------
Balance,
March 31, 1997                           21,000        $  2,100          $        0         $  -2,100

Net loss year ended
March 31, 1998                                                                                      0
                                                                                            ---------

Balance,
December 31, 1997                        21,000        $  2,100          $        0         $  -2,100

March 15, 1999
Changed from NO PAR
VALUE to $.001                                           -2,079              +2,079

March 15, 1999
Forward Stock Split
100:1                                 2,079,000          +2,079              -2,079

Net loss year ended
December 31, 1999                                                                                   0
                                                                                            ---------
Balance,
December 31, 1999                     2,100,000        $  2,100          $        0         $  -2,100

Net Loss,
December 31, 1999, to
June 30, 2000                                                                               1,804,512
                                                                                            ---------
Balance,
June 30, 2000                         2,100,000         $ 2,100                            $1,804,512
                                      ---------         -------                            ----------




                 See accompanying notes to financial statements

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)


                                    RESTATED
                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   (UNAUDITED)

                                                                                   Sep. 10, 1996
                                6 Mos Ended       Year Ended       Year Ended       (Inception)
                                 June 30,          Dec. 31,         Dec. 31,        to June 30,
                                   2000              1998             1999             1999
                                   ----              ----             ----             ----
Cash Flow from
Operating Activities
Net Loss                          $        0       $      0       $       0          $  -15,325

Adjustment to reconcile
net loss to net cash
provided by operating
activities                                 0              0               0                   0

Changes in Assets
and Liabilities
Increase in current
Liabilities
Officers Advances                  1,800,412              0               0          $  +13,225
                                  ----------        --------      ----------         ----------

Net cash used in
operating Activities              $        0       $      0       $       0          $   -2,100

Cash Flows from
Investing Activities                       0              0               0                   0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                      0              0               0              +2,100
                                  ----------        --------      ----------         ----------

Net increase
(decrease)
in cash                           $        0       $      0       $       0          $        0

Cash, beginning
of period                                  0              0               0                   0
                                  ----------        --------      ----------         ----------

Cash, end of period               $        0       $      0       $       0          $        0
                                  ----------        --------      ----------         ----------




                 See accompanying notes to financial statements

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                      June 30, 2000, and December 31, 1999


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized September 10, 1996, under the laws of the State of Nevada as Discovery Investments, Inc., Inc. The Company currently has no operations and in accordance with SFAS #7, is now considered a development company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Accounting Method
     -----------------

          The Company records income and expenses on the accrual method.

     Estimates
     ---------

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

     Cash and equivalents
     --------------------

          The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2000.

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      June 30, 2000, and December 31, 1999




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income Taxes
     ------------

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

     Loss Per Share
     --------------

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

     Year End
     --------

          The Company had selected March 31st as its year-end. Prior to the rescission (see Note 9), the year end was changed to December 31st.

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      June 30, 2000, and December 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Year 2000 Disclosure
     --------------------

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

NOTE 3 - INCOME TAXES

     There is no provision for income taxes for the period ended June 30, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of June 30, 2000, is as follows:


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

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      June 30, 2000, and December 31, 1999


NOTE 4 - STOCKHOLDERS' EQUITY

     Common Stock
     ------------

     The authorized common stock of Discovery Investments, Inc. consists of 25,000,000 shares with a par value of $0.001 per share.

     Preferred Stock
     ---------------

     Discovery Investments, Inc. has no preferred stock.

     On September 15, 1996, the Company issued 21,000 shares of its no par value common stock in consideration of $2,100 in cash.

     On March 15, 1999, the Company amended its Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001 and the Company forward split its common stock 100:1, thus increasing the number of outstanding common stock shares from 21,000 shares to 2,100,000.

     Pledge
     ------

     John Castellucci entered into a Pledge Agreement with Mehdi Mostaedi on or about December 16, 1999, subject to the closing of the Plan and Agreement of Reorganization on December 20, 1999, wherein John Castellucci collaterally pledged 2,000,000 shares of his common stock of the Company to Mehdi Mostaedi. A mutual rescission occurred (see Note 9) and said rescission is subject to the rights, if any, that Mehdi Mostaedi may have under said collateral pledge agreement. Upon full performance by John Castellucci and LLO-Gas, Inc., or either, said shares of common stock will be retired and restored to the status of authorized and unissued shares. The pledge holder under the collateral pledge agreement holds as additional collateral certain shares of LLO-Gas, Inc. as additional collateral, under the collateral pledge agreement.

     To the extent that any shares of stock issued to John Castellucci have not been restored to the Company as part of the mutual rescission, the Company deems said shares to be treasury shares. Treasury shares do not carry voting rights or participate in distribution, may not be counted as outstanding shares for any purpose and may not be counted as assets of the Company for purposes of computing amounts available for distributions. Upon physical delivery of said certificates to Pacific Stock Transfer Company, the Company's transfer agent, said shares will be canceled, retired and restored to the status of authorized and unissued shares in accordance with law.

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      June 30, 2000, and December 31, 1999


NOTE 5 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a business combination with an existing, operating company. Until that time, the stockholders/off- icers and or directors have committed to advancing the operating costs of the Company interest free.

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

NOTE 8 - LITIGATION

     (a) On February 29, 2000, West Star Energy Group, Inc. ("West Star") sued John Castellucci, the Company and its then wholly-owned operating subsidiary, LLO-Gas, Inc. ("LLO-GAS"), in the Superior Court of the State of California, County of Los Angeles (Case No. BC 225568). Until August 10, 2000, Mr. Castellucci was President, Chief Financial Officer, Secretary, director and the principal shareholder of the Company, and President, a director and the principal shareholder of West Star. West Star, through its Board of Directors (other than Mr. Castellucci), alleges that Mr. Castellucci breached

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      June 30, 2000, and December 31, 1999


     his fiduciary duty to West Star and engaged in a series of unauthorized transactions for his personal benefit. The plaintiff also alleges that Mr. Castellucci made certain fraudulent statements to the West Star Board of Directors, which inducted them not to exercise a West Star business opportunity to acquire the ARCO Facilities for itself and to consent to the acquisition of the ARCO Facilities by LLO-Gas.

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

     John Castellucci and the Company have filed an answer to the complaint. The Company believes that it has meritorious defenses and affirmative defenses to the lawsuit.

     In view of the inherent uncertainties of litigation, the outcome of the litigation itself, cannot be predicted.

     (b) In December 1999, M. Mehdi Mostaedi loaned LLO-Gas $150,000. LLO- Gas and John Castellucci jointly executed a promissory note dated December 16, 1999 (the "Mostaedi Note") in the principal amount of $150,000. The Mostaedi Note bears interest at the rate of 9% per annum and was due and payable as to principal and interest on February 16, 2000. The Mostaedi
     Note is secured with a pledge of 2,000,000 shares of the Company's common stock owned by Mr. Castellucci pursuant to a Pledge Agreement dated December 20, 1999 between John Castellucci and M. Mehdi Mostaedi.

     On April 11, 2000, M. Mehdi Mostaedi filed a lawsuit against the Company and John Castellucci in the Superior Court of the State of California, West District, Santa Monica, California, alleging breach of contract and default under the Mostaedi Note. M. Mehdi Mostaedi seeks damages in the amount of $150,000, interest on that amount at the rate of 9% from December 16, 1999, and costs of the suit. The Company has been served with the complaint but has not filed an answer to the complaint. The Company believes that it has meritorious defenses and affirmative defenses to the lawsuit in that the Company was not a party to the Mostaedi Note.

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                      June 30, 2000, and December 31, 1999


NOTE 9 - MUTUAL RESCISSION AGREEMENT AND MUTUAL RELEASE


     On December 10, 1999, the Company entered into a Plan and Agreement of Reorganization with LLO-Gas, Inc. and John Castellucci. On December 20, 1999, there was a closing under the Plan and Agreement of Reorganization and LLO-Gas, Inc. became a wholly owned subsidiary of the Company and there was a change of control of the Company. Between December 20, 1999 and August 11, 2000, differences of opinion as to matters of fact and as to matters of law have arisen by and between certain of the shareholders of the Company, who were shareholders prior to the closing, and between the Company, John Castellucci and LLO-Gas, Inc. In addition, on June 7, 2000, LLO-Gas, Inc. filed a Voluntary Petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division, case number SV 00-15398-AG. Said Chapter 11 Bankruptcy is currently pending and effects LLO-Gas, Inc. Predicated upon the differences of matters of fact and matter of law, the parties entered into a Mutual Rescission Agreement and Mutual Release.

     The Mutual Rescission Agreement and Mutual Release provides, inter alia, that the Company consents and agrees to rescind that certain Plan and Agreement of Reorganization with John Castellucci consenting and agreeing to the rescission. The parties mutually agreed, pursuant to said Mutual Rescission Agreement and Mutual Release to forgo all rights and benefits provided to each other under the Plan and Agreement of Reorganization, as consideration for the rescission, ab initio, of the closing described therein.

Item II. Management's Discussion and Analysis or Plan of
         Operation

Results of Operation.

     Certain statements contained in this Quarterly Report on Form 10-QSB that are not related to historical results, including, without limitation, statements regarding the Company's business strategy and objectives, future financial operations, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and involve risks and uncertainties. Although the Company believes that the assumptions will prove to be accurate, actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Quarterly Report on Form 10-QSB are qualified in their entirety by this statement.

     Until October 26, 1999, Discovery Investments, Inc. (the "Company") had no operations, assets or financial resources. During the period from inception (September 10, 1996) until October 26, 1999, the Company sustained operation expenses without corresponding revenues. This resulted in the Company's incurring a net operating loss, this loss will increase until the Company acquires a profitable business.

     On December 10, 1999, the Company entered into a Plan and Agreement of Reorganization with LLO-Gas, Inc. and John Castellucci. On December 20, 1999, there was a closing under the Plan and Agreement of Reorganization and LLO-Gas, Inc. became a wholly owned subsidiary of the Company and there was a change of control of the Company. Between December 20, 1999 and August 11, 2000, differences of opinion as to matters of fact and as to matters of law had arisen by and between certain of the shareholders of the Company, who were shareholders prior to the closing, and between the Company, John Castellucci and LLO-Gas, Inc. In addition, on June 7, 2000, LLO-Gas, Inc. filed a Voluntary Petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division, case number SV 00-15398-AG. Said Chapter 11 Bankruptcy is currently pending and effects LLO-Gas, Inc. and not the Company. Predicated upon the differences of matters of fact and matter of law, the parties entered into a Mutual Rescission Agreement and Mutual Release (See Part II, Item 6).

     The Mutual Rescission Agreement and Mutual Release provides, inter alia, that the Company consents and agrees to rescind that certain Plan and Agreement of Reorganization with John Castellucci consenting and agreeing to the rescission. The parties mutually agreed, pursuant to said Mutual Rescission Agreement and Mutual Release to forgo all rights and benefits provided to each other under the Plan and Agreement of Reorganization, as consideration for the rescission, ab initio, of the closing described therein.

     Giving effect to the recission of the Plan and Agreement of Reorganization, the Company has no operating history nor any revenues or earnings from operations, with no significant assets or financial resources. Accordingly, the Company will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a new business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity and consummate such a business combination.

     The Company is now dependent upon its officers to meet any de minimis costs which may occur. Kimberly Lynn Jack, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.


                                    PART II

                               OTHER INFORMATION

Item 1 - Legal Proceedings

     (a) On February 29, 2000, West Star Energy Group, Inc. ("West Star") sued John Castellucci, the Company and its wholly- owned operating subsidiary, LLO-Gas, Inc. ("LLO-GAS"), in the Superior Court of the State of California, County of Los Angeles (Case No. BC 225568). Until August 10, 2000, Mr. Castellucci was President, Chief Financial Officer, Secretary, director and the principal shareholder of the Company, and President, a director and the principal shareholder of West Star. West Star, through its Board of Directors (other than Mr. Castellucci), alleges that Mr. Castellucci breached his fiduciary duty to West Star and engaged in a series of unauthorized transactions for his personal benefit. The plaintiff also alleges that Mr. Castellucci made certain fraudulent statements to the West Star Board of Directors, which inducted them not to exercise a West Star business opportunity to acquire the ARCO Facilities for itself and to consent to the acquisition of the ARCO Facilities by LLO- Gas.

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

     John Castellucci and the Company have filed an answer to the complaint. The Company believes that it has meritorious defenses and affirmative defenses to the lawsuit.

     In view of the inherent uncertainties of litigation, the outcome of the litigation itself, cannot be predicted.

     (b) In December 1999, M. Mehdi Mostaedi loaned LLO-Gas $150,000. LLO-Gas and John Castellucci jointly executed a promissory note dated December 16, 1999 (the "Mostaedi Note") in the principal amount of $150,000. The Mostaedi Note bears interest at the rate of 9% per annum and was due and payable as to principal and interest on February 16, 2000. The Mostaedi Note is secured with a pledge of 2,000,000 shares of the Company's common stock owned by Mr. Castellucci pursuant to a Pledge Agreement dated December 20, 1999 between John Castellucci and M. Mehdi Mostaedi.

     On April 11, 2000, M. Mehdi Mostaedi filed a lawsuit against the Company and John Castellucci in the Superior Court of the State of California, West District, Santa Monica, California, alleging breach of contract and default under the Mostaedi Note. M. Mehdi Mostaedi seeks damages in the amount of $150,000, interest on that amount at the rate of 9% from December 16, 1999, and costs of the suit. The Company has been served with the complaint but has not filed an answer to the complaint. The Company believes that it has meritorious defenses and affirmative defenses to the lawsuit in that it was not a party to the Mostaedi Note.


Item 2 - Changes in the Rights of the Company's
         Security Holders ..........................................................None

Item 3 - Defaults by the Company on its
         Senior Securities .........................................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ...................................................................None


Item 5 - Other Information

     (a) The following table lists, as of June 30, 2000 giving effect to the Mutual Rescission Agreement and Mutual Release, the security ownership of (i) all persons known by the Company to own beneficially 5% or more of Common Stock;
(ii) all executive officers; and (iii) each director of the Company.


                          Name and                            Amount and
                          Address of                          Nature of
Title of Class            Beneficial                          Beneficial       Percent
                          Owner                               Owner            of Class
---------------------------------------------------------------------------------------
Common                    Kimberly Lynn Jack                     550,000          26.2%
                          1916 East 50th Street
                          Wichita, Kansas 67216

Common                    Scott A. Jack                          550,000          26.2%
                          1916 East 50th South
                          Wichita, Kansas 67216

Common                    Debra S. Hackney                       340,000          16.2%
                          5262 S. Madison
                          Wichita, Kansas 67216



Common                    John Castellucci                            (1)            -
                          23805 Stewart Ranch Road
                          Suite 265
                          Malibu, California 90265

Common                    All Officers and                     1,440,000          68.6%
                          Directors as a Group
                          (three [3] individuals)


----------------

(1) John Castellucci entered into a Pledge Agreement with M. Mehdi Mostaedi on or about December 16, 1999, subject to the closing of the Plan and Agreement of Reorganization on December 20, 1999, wherein John Castellucci collaterally pledged 2,000,000 shares of his common stock of the Company to
     M. Mehdi Mostaedi. The mutual rescission is subject to the rights, if any, that M. Mehdi Mostaedi may have under said collateral pledge agreement. Upon full performance by John Castellucci and LLO-Gas, Inc., or either, said shares of common stock will be retired and restored to the status of authorized and unissued shares. The pledge holder under the collateral pledge agreement holds as additional collateral certain shares of LLO-Gas, Inc. as additional collateral, under the collateral pledge agreement.

     To the extent that any shares of stock (9,900,000) issued to John Castellucci have not been restored to the Company as part of the mutual rescission, the Company deems said shares to be treasury shares. Treasury shares do not carry voting rights or participate in distribution, may not be counted as outstanding shares for any purpose and may not be counted as assets of the Company for purposes of computing amounts available for distributions. Upon physical delivery of said certificates to Pacific Stock Transfer Company, the Company's transfer agent, said shares will be canceled, retired and restored to the status of authorized and unissued shares in accordance with law.

     (b) Giving effect to the closing which occurred on December 20, 1999, John Castellucci had served as the President, Chief Financial Officer, Secretary and Director of the Company. There are no agreements or understandings for any officer or director to serve as such or resign at the request of another person, other than on December 20, 1999, Kimberly Lynn Jack, Scott A. Jack and Debra S. Hackney, directors and officers resigned all positions in connection with the Plan and Agreement of Reorganization. Other than restoring Kimberly Lynn Jack, Scott A. Jack and Debra S. Hackney as current directors as part of the rescission described in Part I, Item II, and hereinbelow, there has been no other changes in control of the Company.

     None of the Company's current officers and directors receive any compensation for their services. All compensation for services of John Castellucci had been allocated to LLO-Gas, Inc., the former wholly owned subsidiary of the Company. The Board of Directors has not established any standing committees or subcommittees. In the last quarter the sole member of the Board of Directors held three (3) meetings by written consent.

     The reinstalled and new directors are as are follows:

                  Kimberly Lynn Jack
                  Scott A. Jack
                  Debra S. Hackney

     Each of the officers and directors have entered into a lock up agreement as of May 3, 1999 and said lock up agreements have been filed as an exhibit to Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB filed, with the Securities and Exchange Commission on June 24, 1999. Although said lock up agreements may have terminated in connection with the closing of the Plan and Agreement of Reorganization, with LLO-Gas, Inc. and John Castellucci as at December 20, 1999, with the closing under the Mutual Rescission Agreement and Mutual Release, said lock up agreements have been reinstated, ab initio.

     The background information on each of the directors is as follows:

     Kimberly Lynn Jack, age 31, has been a shareholder of the Company since 1996 and has been its President and a director of the of the Company since 1999. From 1993 to 1997. she was a student and homemaker. From 1997 to the present, she has been a parent-involvement worker for the Wichita, Kansas United School District at Lawrence Elementary, with responsibilities for the identification and resolution of troubled children syndrom and provides counseling to both the parent and child.

     Scott A. Jack, age 34, has been a shareholder of the Company since 1996 and has been Secretary/Treasurer and a director of the Company since 1999. From 1992 to 1997, he was the owner of Kansas Building Supply, a company which designed and installed, primarily, floor covering. From 1997 to the present, he has been employed by Star Lumber Company as a senior floor covering specialist.

     Debra S. Hackney, age 40, has been a shareholder of the Company since 1996 and has been a director of the Company since 1999. From 1989 to the present, she has been the facility coordinator and senior construction specialist for Pizza Hut, Inc., with responsibilities involving construction documentation and payments for the company's expansion and dotting program.

     (c) If required, except for the shares of stock held pursuant to the Pledge Agreement for the benefit of M. Mehdi Mostaedi, the Company intends to file a complaint for cancellation of any certificates evidencing shares of stock which may be subject to the Mutual Rescission Agreement and Mutual Release and request that said shares be deemed canceled and restored to authorized but unissued shares of stock.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Mutual Rescission Agreement and Mutual Release.

     (b) Form 10-SB filed with the Securities and Exchange Commission on June 24, 1999. (Incorporated herein by reference.)




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 21, 2000                      DISCOVERY INVESTMENTS, INC.
                                            (Company)

                                            By: /s/ Kimberly Lynn Jack
                                                ---------------------------
                                                Kimberly Lynn Jack
                                                President