Form 10QSB
period 2000-09-30
DISCOVERY INVESTMENTS INC
filed 2000-11-09
CIK 1083459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

                                       OR

   [ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-26175

                           DISCOVERY INVESTMENTS, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)


                   Nevada                                88-0409151
          -----------------------                      --------------
      (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)             Identification No.)

    2980 S. Rainbow Boulevard, Suite 108
           Las Vegas, Nevada                                89146
    --------------------------------------                ----------
   (Address of principal executive offices)               (Zip Code)

                                       N/A
                    ----------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                    Outstanding at September 30, 2000(1)
            -----                    ------------------------------------
     Common Stock, par value                       2,100,000
     $.001 per share

----------
(1) See Part II, Item 5 as to additional 2,000,000 shares. Upon full performance by John Castellucci and LLO-Gas, Inc., or either, said shares of common stock will be retired and restored to the status of authorized and unissued shares. The pledge holder under the collateral pledge agreement may hold as additional collateral certain shares of LLO-Gas, Inc. as additional collateral, under the collateral pledge agreement.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION


Item I. Financial Statements



                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET


                                     ASSETS


                                                   9 Mos Ending                  Year Ended
                                                September 30, 2000            December 31, 1999
                                                    (Unaudited)                  (Unaudited)
                                                    -----------                  -----------
        CURRENT ASSETS                            $            0                 $          0

           TOTAL CURRENT ASSETS                   $            0                 $          0

        OTHER ASSETS                              $            0                 $          0

           TOTAL OTHER ASSETS                     $            0                 $          0

           TOTAL ASSETS                           $            0                 $          0





                 See accompanying notes to financial statements

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)

                                  BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                            9 Months Ending       Year Ended
                                          September 30, 2000   December 31, 1999

                                              (Unaudited)         (Unaudited)
                                              ----------          ----------
      CURRENT LIABILITIES

           Officers Advances (Note 6)        $    16,501         $    15,654

           Interlochen Enterprises               100,000                   0

           Alschuler Grossman Stein               84,989                   0
           & Kahan LLP

           Interest Payable -- Notes             157,050              25,000
                                             -----------         -----------
      TOTAL CURRENT LIABILITIES              $   358,540         $    40,654
                                             -----------         -----------

      LONG TERM LIABILITIES

           Interlochen Enterprises               250,000             250,000

           Meridian Enterprises                  250,000             250,000

           CRS Financial Corp., Ltd.           1,000,000           1,000,000
                                             -----------         -----------
      TOTAL LONG TERM LIABILITIES            $ 1,500,000         $ 1,500,000
                                             -----------         -----------
      TOTAL LIABILITIES                      $ 1,858,540         $ 1,540,654
                                             ===========         ===========


      STOCKHOLDERS EQUITY (Note 4)

      Common stock, $.001 par value
      authorized 25,000,000 shares issued
      and outstanding at December 31,
      1999 -- 2,100,000 shares June 30,
      2000 -- 2,100,000 shares               $     2,100         $     2,100

           Additional paid in Capital                  0                   0

           Accumulated loss                  $(1,860,640)        $(1,542,754)
                                              ----------          ----------

      TOTAL STOCKHOLDERS EQUITY              $(1,858,540)        $(1,540,654)
                                              ----------          ----------

      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                             0                   0


                 See accompanying notes to financial statements

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS


                                9 Mos. Ended                    Year Ended
                             September 30, 2000             December 31, 1999

                                                                (Unaudited)
INCOME:

Revenue                           $        0                     $         0
                                  ----------                     -----------
EXPENSES:

General, Selling and
Administrative                    $  317,886                     $ 1,540,654
                                  ----------                     -----------
    TOTAL EXPENSE                 $  317,886                     $ 1,540,654
                                  ----------                     -----------
NET PROFIT/LOSS (-)                                              $(1,540,654)
                                                                 -----------
Net Profit/Loss (-)
Per weighted share                $  (0.1514)                    $  ($0.7336)
                                  ==========                     ===========
Weighted average
Number of common
shares outstanding                 2,100,000                       2,100,000
                                  ==========                     ===========


                 See accompanying notes to financial statements

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                          Additional
                                  Common     Stock         paid-in      Accumulated
                                  Shares     Amount        Capital        Deficit
                                ---------  ---------      ----------    -----------
Balance,
March 31, 1997                    21,000     $  2,100       $    0      $    (2,100)

Net loss year ended
December 31, 1997                                                                 0
                               ---------     --------       ------      -----------

Balance,
December 31, 1997                 21,000     $  2,100       $    0      $    (2,100)

Net loss year ended
December 31, 1998                                                                 0
                               ---------     --------       ------      -----------

Balance,
December 31, 1998                 21,000     $  2,100       $    0      $    (2,100)

March 15, 1999
Changed from no par
value to $.001                                 (2,079)       2,079

March 15, 1999
Forward Stock Split
100:1                          2,079,000        2,079       (2,079)

Net loss year ended
December 31, 1999                                                        (1,540,654)
                               ---------     --------       ------      -----------

Balance,
December 31, 1999              2,100,000     $  2,100       $    0      $(1,542,754)

Net Loss,
December 31, 1999, to
September 30, 2000                                                         (317,886)
                               ---------     --------       ------      -----------

Balance,
September 30, 2000             2,100,000     $  2,100            0       $1,860,640
                               ---------     --------       ------      -----------


                 See accompanying notes to financial statements

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
                             -----------------------
                                   (UNAUDITED)


                              9 Mos. Ended                Year Ended
                           September 30, 2000          December 31, 1999
                               (Unaudited)                (Unaudited)
                               -----------                -----------
Cash Flows from
Operating
Activities:
   Net Loss                     (317,886)                 (1,540,654)

   Adjustment to
    reconcile net
    loss to net
    cash provided
    by operating
    activities

Chances in Assets
and Liabilities                  317,039                   1,525,000

Officer's Advances                   847                      15,654
                                                          ----------
Net cash used in
Operating
Activities:                            0                           0

Cash Flows from
Investing
Activities:                            0                           0

Cash Flows from
Financing
Activities:
   Issuance of
Common Stock                           0                           0
                                --------                  ----------
Net Increase
(decrease) in cash                     0                           0

Cash,
beginning of period                    0                           0
                                --------                  ----------
Cash,
end of period                          0                           0
                                ========                  ==========


                 See accompanying notes to financial statements

                           Discovery Investments, Inc.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                    September 30, 2000, and December 31, 1999


NOTE 1 -- HISTORY AND ORGANIZATION OF THE COMPANY

      The Company was organized September 10, 1996, under the laws of the State of Nevada as Discovery Investments, Inc., Inc. The Company currently has no operations and in accordance with SFAS #7, is now considered a development company.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      Cash and equivalents

            The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 2000.

                           Discovery Investments, Inc.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    September 30, 2000, and December 31, 1999


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                           Discovery Investments, Inc.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    September 30, 2000, and December 31, 1999


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


NOTE 3 -- INCOME TAXES

      There is no provision for income taxes for the period ended September 30, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of September 30, 2000, is as follows:

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

                    September 30, 2000, and December 31, 1999


NOTE 4 -- STOCKHOLDERS' EQUITY

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

      Pledge

      John Castellucci entered into a Pledge Agreement with M. Mehdi Mostaedi on or about December 16, 1999, subject to the closing of the Plan and Agreement of Reorganization on December 20, 1999, wherein John Castellucci collaterally pledged 2,000,000 shares of his common stock of the Company to M. Mehdi Mostaedi. A mutual rescission occurred (see Note 9) and said rescission is subject to the rights, if any, that M. Mehdi Mostaedi may have under said collateral pledge agreement. Upon full performance by John Castellucci and LLO-Gas, Inc., or either, said shares of common stock will be retired and restored to the status of authorized and unissued shares. The pledge holder under the collateral pledge agreement holds as additional collateral certain shares of LLO-Gas, Inc. as additional collateral, under the collateral pledge agreement.

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

                    September 30, 2000, and December 31, 1999


NOTE 5 -- GOING CONCERN

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


NOTE 6 -- RELATED PARTY TRANSACTIONS

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


NOTE 7 -- WARRANTS AND OPTIONS

      There are no warrants or options outstanding to acquire any additional shares of common stock.


NOTE 8 -- LITIGATION

      (a) On February 29, 2000, West Star Energy Group, Inc. ("West Star") sued John Castellucci, the Company and its wholly-owned operating subsidiary, LLO-Gas, Inc., in the Superior Court of the State of California, County of Los Angeles (Case Number BC 225568). Until August 10, 2000, John Castellucci was President, Chief Financial Officer, Secretary, director and the principal shareholder of the Company, and President, a director and the principal shareholder of West Star. West Star, through its Board of Directors (other than John Castellucci), alleges that John Castellucci breached his fiduciary duty to West Star and engaged in a series of unauthorized transactions for his personal benefit. The plaintiff also alleges that John Castellucci made certain fraudulent statements to the West Star Board of Directors, which inducted them not to exercise a West Star business opportunity to acquire the ARCO Facilities for itself and to consent to the acquisition of the ARCO Facilities by LLO-Gas, Inc.

                           Discovery Investments, Inc.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    September 30, 2000, and December 31, 1999


      West Star seeks general and special damages of at least $3.5 million against John Castellucci. West Star seeks the imposition of a constructive trust on the Company's facilities which were purchased from ARCO (the "ARCO Facilities") and an order compelling the Company to return the ARCO Facilities, and all proceeds therefrom, to West Star. West Star also seeks damages against John Castellucci and the Company of at least $3.5 million for unfair competition. In addition, West Star seeks an accounting from the defendants. West Star also seeks to recover the costs of the suit, prejudgment interest, attorneys' fees and such other relief as the court may deem just and proper.

      John Castellucci and the Company have filed an answer to the complaint. The Company believes that it has meritorious defenses and affirmative defenses to the lawsuit.

      (b) In December 1999, M. Mehdi Mostaedi loaned LLO-Gas, Inc. $150,000. LLO-Gas, Inc. and John Castellucci jointly executed a promissory note dated December 16, 1999 (the "Mostaedi Note") in the principal amount of $150,000. The Mostaedi Note bears interest at the rate of 9% per annum and was due and payable as to principal and interest on February 16, 2000. The Mostaedi Note is secured with a pledge of 2,000,000 shares of the Company's common stock owned by John Castellucci pursuant to a Pledge Agreement dated December 20, 1999 between John Castellucci and M. Mehdi Mostaedi.

      On April 11, 2000, M. Mehdi Mostaedi filed a lawsuit against the Company and John Castellucci in the Superior Court of the State of California, West District, Santa Monica, California (Case Number SC 016250), alleging breach of contract and default under the Mostaedi Note. M. Mehdi Mostaedi seeks damages in the amount of $150,000, interest on that amount at the rate of 9% from December 16, 1999, and costs of the suit. The Company has been served with the complaint but has not filed an answer to the complaint. On or about August 17, 2000, M. Mehdi Mostaedi filed a request to enter the default against the Company (and John Castellucci). The Company believes that said filing of the request to enter the default may constitute a violation of the automatic stay provisions under the Bankruptcy Act since the complaint alleges that the Company is the successor to LLO-Gas, Inc. The Company believes that it may have meritorious defenses and affirmative defenses to the lawsuit in that it was not a party to the Mostaedi Note.

                           Discovery Investments, Inc.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    September 30, 2000, and December 31, 1999


      (c) On October 17, 2000, Yuri Zaloznyy ("Zaloznyy") sued John Castellucci, the Company, LLO-Gas, Inc., and others, in an adversary proceeding in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division.

      Zaloznyy seeks general and special damages from all defendants for breach of contract, fraud, breach of fiduciary duty, conversion, constructive trust, fraudulent or void conveyance, specific performance, dissolution of certain of the defendants, and damages. The Company has filed an answer to the complaint, severing itself from all other defendants to include John Castellucci and LLO-Gas, Inc. The Company believes that it has meritorious defenses and affirmative defenses to the lawsuit.

      (d) On September 1, 2000, the Company filed a lawsuit against John Castellucci and Does 1 through 5, inclusive, in the Superior Court of the State of California, West District, Santa Monica, California (Case Number SC062993). The complaint was for cancellation of shares and of any share certificates issued to John Castellucci. On August 10, 2000, the Company and John Castellucci had entered into a Mutual Rescission Agreement and Mutual Release. Pursuant to said Mutual Rescission Agreement and Mutual Release, John Castellucci, the record holder of 9,900,000 shares of stock of the Company, evidenced by certificate number 160, was to surrender for cancellation said shares. See Item 5 of the Form 10-QSB filed with the Securities and Exchange Commission on August 21, 2000 (incorporated herein by reference).

      At all times relevant, there have been no reports by any officer or director of the Company or any person who directly or indirectly is the beneficial owner of more than 10% of any class of equity securities of the Company registered under the Securities Act of 1934, as amended, filed with the Securities and Exchange Commission. Further, since the reporting provisions of 16(a) of the Securities Exchange Act of 1934, as amended, are designed to ensure the prompt disclosure of holdings, there are no provisions allowing the late filing of an ownership report and there is no extension of time for the filing of an ownership report. The California Superior Court was informed that there have been no reports filed with the Securities and Exchange Commission as it relates to certificate number 160.

      The California Superior Court, on October 25, 2000, ordered that John Castellucci shall surrender for cancellation certificate number 160 to the Company or to the Company's transfer agent for cancellation and that said shares are to be restored to authorized but unissued status. It was further ordered that if Castellucci did not surrender for cancellation said certificate number 160 or cause said certificate to be surrendered, the Company may forthwith issue instructions to its transfer agent that

                           Discovery Investments, Inc.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    September 30, 2000, and December 31, 1999


      said shares of stock are no longer to been deemed issued and outstanding, that said shares are to be restored to authorized but unissued status, and that the number of issued and outstanding shares of stock of the Company appearing on the Company's stockholder records are to be reduced by said 9,900,000 shares. Further, the California Superior Court determined that John Castellucci be deemed to not to have any right, title and interest in the 9,900,000 shares evidenced by certificate number 160. A copy of the order of the California Superior Court was delivered to the Company's transfer agent and said shares have been cancelled. (See Note 4 above.)


NOTE 9 -- MUTUAL RESCISSION AGREEMENT AND MUTUAL RELEASE

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

      Until October 26, 1999, Discovery Investments, Inc. (the "Company") had no operations, assets or financial resources. During the period from inception (September 10, 1996) until October 26, 1999, the Company sustained operation expenses without corresponding revenues. This resulted in the Company's incurring a net operating loss.

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

      On June 7, 2000, LLO-Gas, Inc. filed a Voluntary Petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division, case number SV 00-15398-AG. Said Chapter 11 Bankruptcy is currently pending and effects LLO-Gas, Inc. and not the Company. Predicated upon the differences of matters of fact and matters of law, the parties entered into a Mutual Rescission Agreement and Mutual Release (See Form 10-QSB filed with the Securities and Exchange Commission on August 21, 2000 (incorporated herein by reference)).

      The Mutual Rescission Agreement and Mutual Release provided, inter alia, that the Company consents and agrees to rescind that certain Plan and Agreement of Reorganization with John Castellucci consenting and agreeing to the rescission. The parties mutually agreed, pursuant to said Mutual Rescission Agreement and Mutual Release to forgo all rights and benefits provided to each other under the Plan and Agreement of Reorganization, as consideration for the rescission, ab initio, of the closing described therein.

      Giving effect to the recission of the Plan and Agreement of Reorganization, the Company has no revenues or earnings from operations, with no significant assets or financial resources. Accordingly, the Company will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a new business combination. This resulted in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity and consummate such a business combination.

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


                                     PART II

                                OTHER INFORMATION

Item 1 -- Legal Proceedings

      (a) On February 29, 2000, West Star Energy Group, Inc. ("West Star") sued John Castellucci, the Company and its wholly-owned operating subsidiary, LLO-Gas, Inc., in the Superior Court of the State of California, County of Los Angeles (Case Number BC 225568). Until August 10, 2000, John Castellucci was President, Chief Financial Officer, Secretary, director and the principal shareholder of the Company, and President, a director and the principal shareholder of West Star. West Star, through its Board of Directors (other than John Castellucci), alleges that John Castellucci breached his fiduciary duty to West Star and engaged in a series of unauthorized transactions for his personal benefit. The plaintiff also alleges that John Castellucci made certain fraudulent statements to the West Star Board of Directors, which inducted them not to exercise a West Star business opportunity to acquire the ARCO Facilities for itself and to consent to the acquisition of the ARCO Facilities by LLO-Gas, Inc.

      West Star seeks general and special damages of at least $3.5 million against John Castellucci. West Star seeks the imposition of a constructive trust on the Company's facilities which were purchased from ARCO (the "ARCO Facilities") and an order compelling the Company to return the ARCO Facilities, and all proceeds therefrom, to West Star. West Star also seeks damages against John Castellucci and the Company of at least $3.5 million for unfair competition. In addition, West Star seeks an accounting from the defendants. West Star also seeks to recover the costs of the suit, prejudgment interest, attorneys' fees and such other relief as the court may deem just and proper.

      John Castellucci and the Company have filed an answer to the complaint. The Company believes that it has meritorious defenses and affirmative defenses to the lawsuit.

      In view of the inherent uncertainties of litigation, the outcome of the litigation itself, cannot be predicted.

      (b) In December 1999, M. Mehdi Mostaedi loaned LLO-Gas, Inc. $150,000. LLO-Gas, Inc. and John Castellucci jointly executed a promissory note dated December 16, 1999 (the "Mostaedi Note") in the principal amount of $150,000. The Mostaedi Note bears interest at the rate of 9% per annum and was due and payable as to principal and interest on February 16, 2000. The Mostaedi Note is secured with a pledge of 2,000,000 shares of the Company's common stock owned by John Castellucci pursuant to a Pledge Agreement dated December 20, 1999 between John Castellucci and M. Mehdi Mostaedi.

      On April 11, 2000, M. Mehdi Mostaedi filed a lawsuit against the Company and John Castellucci in the Superior Court of the State of California, West District, Santa Monica, California (Case Number SC 016250), alleging breach of contract and default under the Mostaedi Note. M. Mehdi Mostaedi seeks damages in the amount of $150,000, interest on that amount at the rate of 9% from December 16, 1999, and costs of the suit. The Company has been served with the complaint but has not filed an answer to the complaint. On or about August 17, 2000, M. Mehdi Mostaedi filed a request to enter the default against the Company (and John Castellucci). The Company believes that said filing of the request to enter the default may constitute a violation of the automatic stay provisions under the Bankruptcy Act since the complaint alleges that the Company is the successor to LLO-Gas, Inc. The Company believes that it may have meritorious defenses and affirmative defenses to the lawsuit in that it was not a party to the Mostaedi Note.

      (c) On October 17, 2000, Yuri Zaloznyy ("Zaloznyy") sued John Castellucci, the Company, LLO-Gas, Inc., and others, in an adversary proceeding in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division.

      Zaloznyy seeks general and special damages from all defendants for breach of contract, fraud, breach of fiduciary duty, conversion, constructive trust, fraudulent or void conveyance, specific performance, dissolution of certain of the defendants, and damages. The Company has filed an answer to the complaint, severing itself from all other defendants to include John Castellucci and LLO-Gas, Inc. The Company believes that it has meritorious defenses and affirmative defenses to the lawsuit.

      In view of the inherent uncertainties of litigation, the outcome of the litigation itself, cannot be predicted.

      (d) On September 1, 2000, the Company filed a lawsuit against John Castellucci and Does 1 through 5, inclusive, in the Superior Court of the State of California, West District, Santa Monica, California (Case Number SC062993). The complaint was for cancellation of shares and of any share certificates issued to John Castellucci. On August 10, 2000, the Company and John Castellucci had entered into a Mutual Rescission Agreement and Mutual Release. Pursuant to said Mutual Rescission Agreement and Mutual Release, John Castellucci, the record holder of 9,900,000 shares of stock of the Company, evidenced by certificate number 160, was to surrender for cancellation said shares. See Item 5 of the Form 10-QSB filed with the Securities and Exchange Commission on August 21, 2000 (incorporated herein by reference).

      At all times relevant, there have been no reports by any officer or director of the Company or any person who directly or indirectly is the beneficial owner of more than 10% of any class of equity securities of the Company registered under the Securities Act of 1934, as amended, filed with the Securities and Exchange Commission. Further, since the reporting provisions of 16(a) of the Securities Exchange Act of 1934, as amended, are designed to ensure the prompt disclosure of holdings, there are no provisions allowing the late filing of an ownership report and there is no extension of time for the filing of an ownership report. The California Superior Court was informed that there have been no reports filed with the Securities and Exchange Commission as it relates to certificate number 160.

      The California Superior Court, on October 25, 2000, ordered that John Castellucci shall surrender for cancellation certificate number 160 to the Company or to the Company's transfer agent for cancellation and that said shares are to be restored to authorized but unissued status. It was further ordered that if Castellucci did not surrender for cancellation said certificate number 160 or cause said certificate to be surrendered, the Company may forthwith issue instructions to its transfer agent that said shares of stock are no longer to been deemed issued and outstanding, that said shares are to be restored to authorized but unissued status, and that the number of issued and outstanding shares of stock of the Company appearing on the Company's stockholder records are to be reduced by said 9,900,000 shares. Further, the California Superior Court determined that John Castellucci be deemed to not to have any right, title and interest in the 9,900,000 shares evidenced by certificate number 160. A copy of the order of the California Superior Court was delivered to the Company's transfer agent and said shares have been cancelled.

Item 2 -- Changes in the Rights of the Company's Security Holders ..........None

Item 3 -- Defaults by the Company on its Senior Securities .................None

Item 4 -- Submission of Matter to Vote of Security Holders .................None

Item 5 -- Other Information

      (a) The following table lists, as of September 30, 2000 and giving effect to the Mutual Rescission Agreement and Mutual Release and court order of October 25, 2000, the security ownership of (i) all persons known by the Company to own beneficially 5% or more of Common Stock; (ii) all executive officers; and (iii) each director of the Company.

                             Name and                            Amount and
                             Address of                          Nature of
Title of Class               Beneficial                          Beneficial       Percent
                             Owner                               Owner            of Class
------------------------------------------------------------------------------------------
Common                       Kimberly Lynn Jack                  550,000            26.2%
                             1916 East 50th Street
                             Wichita, Kansas 67216

Common                       Scott A. Jack                       550,000            26.2%
                             1916 East 50th South
                             Wichita, Kansas 67216

Common                       Debra S. Hackney                    340,000            16.2%
                             5262 S. Madison
                             Wichita, Kansas 67216

Common                       John Castellucci                            (1)          --
                             23805 Stewart Ranch Road
                             Suite 265
                             Malibu, California 90265

Common                       All Officers and                  1,440,000            68.6%
                             Directors as a Group
                             (three [3] individuals)

----------

(1) John Castellucci entered into a Pledge Agreement with M. Mehdi Mostaedi on or about December 16, 1999, subject to the closing of the Plan and Agreement of Reorganization on December 20, 1999, wherein John Castellucci collaterally pledged 2,000,000 shares of his common stock of the Company to M. Mehdi Mostaedi. The Mutual Rescission Agreement and Release Agreement is subject to the rights, if any, that M. Mehdi Mostaedi may have under said collateral pledge agreement. Upon full performance by John Castellucci and LLO-Gas, Inc., or either, said shares of common stock will be retired and restored to the status of authorized and unissued shares. The pledge holder under the collateral pledge agreement holds as additional collateral certain shares of LLO-Gas, Inc. as additional collateral, under the collateral pledge agreement.

      (b) Although no receiver, fiscal agent or other officer has been appointed for the Company in a proceeding under the Bankruptcy Act or in any other proceeding under state or federal law in which a court or governmental entity has assumed jurisdiction over substantially all of the assets or business of the Company and no jurisdiction has been assumed by leaving the existing directors and officers in possession but subject to the supervision and orders of a court or governmental body, the

Company presently is considering filing a proceeding under Chapter 7 of the Bankruptcy Code in the United States Bankruptcy Court. Said bankruptcy proceeding may be required predicated upon the Company's present lack of operations, assets or financial resources to defend against those creditors claiming potential obligations or contingent obligations from the Company, in connection with the period of time that LLO-Gas, Inc. was a wholly-owned operating subsidiary of the Company and, further, to obtain a judicial determination of the rights and obligations of M. Mehdi Mostaedi as it relates to the Mostaedi Note which is secured by a pledge of 2,000,000 shares of the Company's common stock and, further, the determination as to whether the pledge holder holds under the collateral pledge agreement as additional collateral certain shares of LLO-Gas, Inc. If available, the Company may file an adversary proceeding against M. Mehdi Mostaedi as it relates to the December 1999 lawsuit described in Part III, Item I(b) above, in that the Company was not a party to the Mostaedi Note and did not guarantee the Note and was not a successor in interest to LLO-Gas, Inc. At all times relevant, LLO-Gas, Inc. was an independent wholly-owned operating subsidiary of the Company from December 20, 1999 through August 11, 2000.

Item 6 -- Exhibits and Reports on Form 8-K

            (a) Form 10-QSB filed with the Securities and Exchange Commission on August 21, 2000. (Incorporated herein by reference.)


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2000                 DISCOVERY INVESTMENTS, INC.
                                        (Company)


                                        By: /s/ Kimberly Lynn Jack
                                            ------------------------------------
                                            Kimberly Lynn Jack
                                            President