Form 10KSB40
period 2000-12-31
DISCOVERY INVESTMENTS INC
filed 2001-04-16
CIK 1083459

Commission File No. 000-26175

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2000

              [ ]    TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From ________ to _________


                           DISCOVERY INVESTMENTS, INC.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)


               Nevada                                   88-0409151
      -----------------------                      --------------------
  (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)               Identification No.)

2980 S. Rainbow Boulevard, Suite 108
       Las Vegas, Nevada                                   89146
----------------------------------------            ----------------
   (Address of principal executive offices)             (Zip Code)

Issuer's telephone number: (702) 248-1047

Securities to be registered pursuant to Section 12(b) of the Act:
                                      none
Securities to be registered pursuant to Section 12(g) of the Act:


                               $.001 Common Stock
                               ------------------
                                (Title of Class)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. [X]

     As of December 31, 2000, there were 2,100,000 shares of the Registrant's Common Stock, $.001 par value, outstanding.

     The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant is $495,000.

     State the Registrant's revenues for the December 31, 2000 fiscal year:
$-0-.

                                TABLE OF CONTENTS


                                                               Page
                                                               ----


Item 1.   Description of Business. . . . . . . . . . . . . . .    3

Item 2.   Description of Property. . . . . . . . . . . . . . .   10

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . .   10

Item 4.   Submission of Matter to Vote of
          Security Holders . . . . . . . . . . . . . . . . . .   13

Item 5.   Market for Common Registrant Equity and
          Related Stockholder Matter . . . . . . . . . . . . .   13

Item 6.   Management's Discussion and Analysis
          or Plan of Operation . . . . . . . . . . . . . . . .   17

Item 7.   Financial Statements . . . . . . . . . . . . . . . .   17

Item 8.   Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure . . . . . . . . . . . . . . . . . . . . .   28

Item 9.   Directors, Executive Officers, Promoters
          and Control Persons; Compliance with
          Section 16(a) of the Exchange Act. . . . . . . . . .   28

Item 10.  Executive Compensation . . . . . . . . . . . . . . .   30

Item 11.  Security Ownership of Certain
          Beneficial Owners and Management . . . . . . . . . .   31

Item 12.  Certain Relationships and
          Related Transactions . . . . . . . . . . . . . . . .   33

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . .   33

          Signatures . . . . . . . . . . . . . . . . . . . . .   33

Item 1. Description of Business.

Introduction

     Discovery Investments, Inc. (the "Company") was incorporated on September 10, 1996, under the laws of the State of Nevada to engage in any lawful corporate activity. The Company had been in the development stage until October 26, 1999. Prior to October 26, 1999, the Company could be defined as a "shell" company, whose sole purpose was to locate and consummate a merger or acquisition with a private entity, and the Company did not have any operations.

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

     On June 7, 2000, LLO-Gas, Inc. filed a Voluntary Petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division, case number SV 00-15398-AG. On December 1, 2000, the United States Bankruptcy Court converted the pending matter into a Chapter 7 liquidation. Said Chapter 7 Bankruptcy liquidation is currently pending and effects LLO-Gas, Inc. and not the Company.

     On August 10, 2000, predicated upon the differences of matters of fact and matters of law, the Company entered into a Mutual Rescission Agreement and Mutual Release with John Castellucci. (See Form 10-QSB filed with the Securities and Exchange Commission on August 21, 2000 (incorporated herein by reference)). The Mutual Rescission Agreement and Mutual Release provided, inter alia, that the Company consents and agrees to rescind that certain Plan and Agreement of Reorganization with John Castellucci consenting and agreeing to the rescission. The parties mutually agreed, pursuant to said Mutual Rescission Agreement and Mutual Release to forgo all rights and benefits provided to each other under the Plan and Agreement of Reorganization, as consideration for the rescission, ab initio, of the closing described therein.

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

Plan of Operation

     The Company's current purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the advantages of a company who has complied with the 1934 Act. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the benefits of an Issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an Issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The 1934 Act, specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 1934 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities which may be brought to its attention through present associations of the Company's officers and directors, or by the Company's shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Officers and directors of the Company expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     Management of the Company, while not especially expe rienced in matters relating to the new business of the Company, will rely upon their own efforts in accomplishing the business purposes of the Company. It is not anticipated that any outside consultants or advisors will be utilized by the Company to effectuate its business purposes described herein. However, if the Company does retain such an outside consultant or advisor, any cash fee by such party will need to be paid by the prospective merger acquisition candidate, as the Company has no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

     The Company will not restrict its search for any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other advantages which the Company may offer. However, the Company does not intend to obtain funds in one or more private placements to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated such a merger or acquisition.

     It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company or as capital contributions. However, if loans, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, to consummation of a proposed transaction.

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any terms of sale of the shares presently held by officers and/or directors of the Company will be also afforded to all other shareholders of the Company on similar terms and conditions. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

     As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

     With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of the Company which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     The Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

Competition

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Investment Company Act of 1940

     Although the Company will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

Employees

     The Company has no full time or part-time employees.

     None of the officers and directors anticipates devoting more than ten (10%) percent of his or her time to Company activities. The Company's President and Secretary have agreed to allocate a portion of said time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting minimal time per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

Item 2. Description of Property.

     The Company has no properties and at this time has no agreements to acquire any properties.

     The Company presently occupies office space supplied by an shareholder of the Company at 2980 S. Rainbow Boulevard, Suite 108, Las Vegas, Nevada 89146. This space is provided to the Company on a rent free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this arrangement will meet the Company's needs for the foreseeable future.

Item 3. Legal Proceedings.

     (a) On Febrary 29, 2000, West Star Energy Group, Inc. ("West Star") sued John Castellucci, the Company and its wholly- owned operating subsidiary, LLO-Gas, Inc., in the Superior Court of the State of California, County of Los Angeles (Case Number BC 225568). Until August 10, 2000, John Castellucci was President, Chief Financial Officer, Secretary, director and the principal shareholder of the Company, and President, a director and the principal shareholder of West Star. West Star, through its Board of Directors (other than John Castellucci), alleges that John Castellucci breached his fiduciary duty to West Star and engaged in a series of unauthorized transactions for his personal benefit. The plaintiff also alleges that John Castellucci made certain fraudulent statements to the West Star Board of Directors, which inducted them not to exercise a West Star business opportunity to acquire the ARCO Facilities for itself and to consent to the acquisition of the ARCO Facilities by LLO- Gas, Inc.

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

     (b) In December 1999, M. Mehdi Mostaedi loaned LLO- Gas, Inc. $150,000. LLO-Gas, Inc. and John Castellucci jointly executed a promissory note dated December 16, 1999 (the "Mostaedi Note") in the principal amount of $150,000. The Mostaedi Note bears interest at the rate of 9% per annum and was due and payable as to principal and interest on February 16, 2000. The Mostaedi Note is secured with a pledge of 2,000,000 shares of the Company's common stock, or by substituted shares, owned by John Castellucci pursuant to a Pledge Agreement dated December 20, 1999 between John Castellucci and M. Mehdi Mostaedi.

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

     At all times relevant, there have been no reports by M. Mehdi Mostaedi filed with the Securities and Exchange Commission. Further, since the reporting provisions of 16(a) of the Securities Exchange Act of 1934, as amended, are designed to ensure the prompt disclosure of holdings, there are no provisions allowing the late filing of an ownership report and there is no extension of time for the filing of an ownership report.

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

     (e) The Company is currently seeking advice concerning the filing of a bankruptcy petition under Chapter 11 of the Bankruptcy Code in the appropriate United States Bankruptcy Court. Concurrently with the filing, the Company believes that it will file both a Plan of Reorganization and a Disclosure Statement with the Company being the proponent of the Plan. The proposed Plan will treat the claims of the Company's creditors and the interest of shareholders and will reorganize the Company's business affairs. The Disclosure Statement will describe the assumptions that underlie the Plan of Reorganization and how the Plan of Reorganization will be executed. The Company has been informed that the Bankruptcy Court will be required to approve the form of the Plan of Reorganization and the Disclosure Statement as an adequate Disclosure Statement, containing enough information to enable the parties affected thereby to make an informed judgment. The Court will be required to confirm the Plan of Reorganization.


Item 4. Submission of Matter to Vote of Security Holders.

     There has been no matters submitted to the Company's security holders.


Item 5. Market for Common Company Equity and Related Stockholder Matter.

     (a) Market Price. The Company's Common Stock is not quoted at the present time.

     The Company's common stock is currently traded on the OTC Bulletin Board System under the symbol "DCIV." The following table sets forth, for the periods indicated, the high and low closing bid prices for the common stock of the Company as reported on said system (or as may have been previously reported on the Over the Counter Bulletin Board System). The bid prices reflect inter-dealer quotations, do not include retail mark-ups, mark-downs or commissions, and do not necessarily reflect actual transactions.


        Date           Open        High Bid        Low Bid      Close
        ----           ----        --------        -------      ------
        09/30/99       5.625       5.625           5.625         5.625
        10/18/99       5.625       6.625           5.50          5.50
        11/29/99       5.625       5.625           5.625         5.625
        12/27/99       6.00        6.00            6.00          6.00
        02/7/00        5.625       5.625           5.625         5.625
        02/29/00       5.25        5.25            5.00          5.00
        03/23/00       5.00        5.00            5.00          5.00
        05/26/00       3.00        3.00            2.00          2.00
        06/30/00       0.375       0.375           0.375         0.375
        07/31/00       0.25        0.25            0.25          0.25
        08/31/00       0.25        0.25            0.25          0.25
        09/30/00       0.25        0.25            0.25          0.25



        Date           Open        High Bid        Low Bid      Close
        ----           ----        --------        -------      ------
        10/25/00       0.25        0.25             0.25           0.25
        11/30/00       0.625       0.625            0.625          0.625
        12/31/00       0.625       0.625            0.625          0.625
        01/31/01       0.50        0.50             0.50           0.50
        02/28/01       0.50        0.50             0.50           0.50
        03/31/01       0.50        0.50             0.50           0.50



     On April 12, 2001, the ask for the common stock of the Company was $0.51, and the bid for the common stock of the Company was $.07. The last trade was on March 27, 2001 at $.75.

     The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the trans action. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

     For the initial listing in the NASDAQ SmallCap market, a company must have net tangible assets of $4 million or market capitalization of $50 million or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000, a public float of 1,000,000 shares with a market value of $5 million. The minimum bid price must be $4.00 and there must be 3 market makers. In addition, there must be 300 shareholders holding 100 shares or more, and the company must have an operating history of at least one year or a market capitalization of $50 million.

     For continued listing in the NASDAQ SmallCap market, a company must have net tangible assets of $2 million or market capitalization of $35 million or a net income (in the latest fiscal year or two of the last fiscal years) of $500,000, a public float of 500,000 shares with a market value of $1 million. The minimum bid price must be $1.00 and there must be 2 market makers. In addition, there must be 300 shareholders holding 100 shares or more.

     Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company's securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in the Company's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

     (b) Holders.

     There are thirteen (13) holders of the Company's Common Stock. On September 20, 1996, the Company issued 2,100,000, as adjusted for a forward stock split of its Common Shares, for cash. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

     As of the date of this registration statement, all of the issued and outstanding shares of the Company's Common Stock held by non-affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circum stances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

     In summary, Rule 144 applies to affiliates (that is, control persons) and nonaffiliates when they resell restricted securities (those purchased from the issuer or an affiliate of the issuer in nonpublic transactions). Nonaffiliates reselling restricted securities, as well as affiliates selling restricted or nonrestricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in Section 2(11), if six conditions are met:

     (1) Current public information must be available about the issuer unless sales are limited to those made by nonaffiliates after two years.

     (2) When restricted securities are sold, generally there must be a one-year holding period.

     (3) When either restricted or nonrestricted securities are sold by an affiliate after one year, there are limitations on the amount of securities that may be sold; when restricted securities are sold by non- affiliates between the first and second years, there are identical limitations; after two years, there are no volume limitations for resales by non-affiliates.

     (4) Except for sales of restricted securities made by nonaffiliates after two years, all sales must be made in brokers' transactions as defined in Section 4(4) of the Securities Act of 1933, as amended, or a transaction directly with a "market maker" as that term is defined in
          Section 3(a)(38) of the 1934 Act.

     (5) Except for sales of restricted securities made by nonaffiliates after two years, a notice of proposed sale must be filed for all sales in excess of 500 shares or with an aggregate sales price in excess of $10,000.

     (6) There must be a bona fide intention to sell within a reasonable time after the filing of the notice referred to in (5) above.

     (c)  Dividends.

     The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

Item 6. Management's Discussion and Analysis or Plan of Operation

     The Company has no current business operations. The Company is dependent upon its officers to meet any de minimis costs which may occur.

     Kimberly Lynn Jack, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

     In addition, since the Company has no revenues or earnings from operations, with no significant assets or financial resources, the Company will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase conti nuously until the Company can consummate a business combination with a profitable business opportunity. There is assurance that the Company can identify such a business opportunity and consummate such a business combination.

Item 7. Financial Statements.


                                  BALANCE SHEET

                                     ASSETS

                                                            Restated
                                        Year Ended         Year Ended
                                         12/31/00           12/31/99
                                       (Unaudited)        (Unaudited)
                                       -----------         ----------
         CURRENT ASSETS                 $       0          $       0
           TOTAL CURRENT ASSETS         $       0          $       0
           OTHER ASSETS                 $       0          $       0
           TOTAL OTHER ASSETS           $       0          $       0
                                        ---------          ---------
         TOTAL ASSETS                   $       0          $       0
                                        ---------          --------


                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                       Restated
                                                  Year Ended          Year Ended
                                                   12/31/99            12/31/99
                                                  (Unaudited)         (Unaudited)
                                                  -----------         -----------
CURRENT LIABILITIES
   Officers Advances (Note 6)                     $   16,501          $   15,654
   Interlochen Enterprises                           100,000                   0
   Alschuler Grossman Stein
       & Kahan LLP                                    84,989                   0
   Ronald J. Stauber                                   7,500                   0
   Savoy Financial Group, Inc.                         1,303                   0
   Interest Payable - Notes                          157,050              25,000
                                                  ----------          ----------
TOTAL CURRENT LIABILITIES                         $  367,343          $   40,654
                                                  ----------          ----------
LONG TERM LIABILITIES
   Interlochen Enterprises                           250,000             250,000
   Meridian Enterprises                              250,000             250,000
   CRS Financial Corp., Ltd.                       1,000,000           1,000,000
                                                  ----------          ----------
TOTAL LONG TERM LIABILITIES                       $1,500,000          $1,500,000
                                                  ----------          ----------
TOTAL LIABILITIES                                 $1,858,540          $1,540,654
                                                  ==========          ==========

STOCKHOLDERS EQUITY (Note 4)

Common stock, $.001 par value authorized
25,000,000 shares issued and outstanding at
December 31, 2000 - 2,100,000 shares;
December 31, 1999 - 2,100,000 shares;
September 31, 2000 - 2,100,000 shares             $    2,100          $    2,100

    Additional paid in Capital                             0                   0
    Accumulated loss                              (1,869,443)         (1,542,754)
                                                  ----------          ----------

      TOTAL STOCKHOLDERS EQUITY                   (1,867,343)         (1,540,654)
                                                  ----------          ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $        0          $        0
                                                  ----------          ----------


                             STATEMENT OF OPERATIONS


                                                                        Restated
                                        Year Ended                     Year Ended
                                         12/31/00                       12/31/99
                                        (Unaudited)                    (Unaudited)
                                        -----------                    -----------
INCOME:
Revenue                                $          0                   $          0
                                       ------------                   ------------
EXPENSES:
General, Selling
and Administrative                     $    326,689                   $  1,540,654
                                       ------------                   ------------
    TOTAL EXPENSE                      $    326,689                   $  1,540,654
                                       ------------                   ------------
NET PROFIT/LOSS                        $   (326,689)                  $ (1,540,654)
                                       -------------                  -------------

Net Profit/Loss
Per weighted share                     $    (0.1556)                  $   ($0.7336)
                                       =============                  =============
Weighted average
Number of common
shares outstanding                        2,100,000                      2,100,000
                                       ============                   ============


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                   Additional
                                 Common             Stock            paid-in        Accumulated
                                 Shares            Amount            Capital          Deficit
                                 ------            ------            -------          -------
Balance,
March 31, 1997                  21,000         $  2,100         $        0       $     (2,100)

Net loss year ended
December 31, 1997                                                                           0
                                -------        ---------        ----------       ------------
Balance,
December 31, 1997               21,000         $  2,100         $        0       $     (2,100)

Net loss year ended
December 31, 1998                                                                           0
                                -------        ---------        ----------       ------------


Balance,
December 31, 1998              21,000        $  2,100       $     0     $    (2,100)

March 15, 1999
Changed from no par
value to $.001                                 (2,079)        2,079

March 15, 1999
Forward Stock Split
100:1                       2,079,000           2,079        (2,079)

Net loss year ended
December 31, 1999                                                        (1,540,654)
                            ---------       ---------     ---------     ------------

Balance,
December 31, 1999           2,100,000        $  2,100       $     0     $(1,542,754)

Net Loss,
December 31, 2000                                                          (326,689)
                            ---------       ---------     ---------     ------------

Balance,
December 31, 2000           2,100,000        $  2,100             0     $ 1,869,443
                            ---------       ---------     ---------     ------------



                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                Year Ended                        Year Ended
                                 12/31/00                          12/31/99
                                (Unaudited)                       (Unaudited)
                            -----------------                  --------------
Cash Flows
from
Operating
Activities:                       (326,689)                        (1,540,654)
Net Loss

Adjustment
to reconcile
netloss to
net   cash
provided
by operating
activities
Chances in
Assets and                         325,842                          1,525,000
Liabilities



Officer's
Advances                               847                             15,654
                                 ---------                          ---------

Net cash used
in Operating
Activities:                              0                                  0
Cash Flows
from
Investing                                0                                  0
Activities:
Cash Flows
from
Financing
Activities:
Issuance of                              0                                  0
                                 ---------                          ---------
Common Stock
Net Increase
(decrease) in                            0                                  0
cash
Cash,
beginning of                             0                                  0
                                 ---------                          ---------
period
Cash,
end of period                            0                                  0
                                 =========                          =========


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

Cash and equivalents

The Company maintains a cash balance in a non-interest- bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2000.

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

Loss Per Share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of December 31, 2000, the Company had no dilative common stock equivalents such as stock options.

Year End

The Company had selected March 31st as its year-end. Prior to the rescission (see Note 9), the year end was changed to December 31st.

Year 2000 Disclosure

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities. Since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, there were no material Year 2000 concerns.

NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period ended December 31, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 2000, is as follows:

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

Pledge

John Castellucci entered into a Pledge Agreement with M. Mehdi Mostaedi on or about December 16, 1999, subject to the closing of the Plan and Agreement of Reorganization on December 20, 1999, wherein John Castellucci collaterally pledged 2,000,000 shares of his common stock of the Company to M. Mehdi

Mostaedi. A mutual rescission occurred (see Note 9) and said rescission is subject to the rights, if any, that M. Mehdi Mostaedi may have under said collateral pledge agreement. Upon full performance by John Castellucci and LLO-Gas, Inc., or either, said shares of common stock will be retired and restored to the status of authorized and unissued shares. The pledge holder under the collateral pledge agreement holds as collateral certain shares of LLO-Gas, Inc. as additional substituted collateral, under the collateral pledge agreement.

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

NOTE 8 - LITIGATION

(a) On Febrary 29, 2000, West Star Energy Group, Inc. ("West Star") sued John Castellucci, the Company and its wholly-owned operating subsidiary, LLO-Gas, Inc., in the Superior Court of the State of California, County of Los Angeles (Case Number BC 225568). Until August 10, 2000, John Castellucci was President, Chief Financial Officer, Secretary, director and the principal shareholder of the Company, and President, a director and the principal shareholder of West Star. West Star, through its Board of Directors (other than John Castellucci), alleges that John Castellucci breached his fiduciary duty to West Star and engaged in a series of unauthorized transactions for his personal benefit. The plaintiff also alleges that John Castellucci made certain fraudulent statements to the West Star Board of Directors, which inducted them not to exercise a West Star business opportunity to acquire the ARCO Facilities for itself and to consent to the acquisition of the ARCO Facilities by LLO-Gas, Inc.

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

(e) At all times relevant, there have been no reports by any officer or director of the Company or any person who directly or indirectly is the beneficial owner of more than 10% of any class of equity securities of the Company registered under the Securities Act of 1934, as amended, filed with the Securities and Exchange Commission. Further, since the reporting provisions of 16(a) of the Securities Exchange Act of 1934, as amended, are designed to ensure the prompt disclosure of holdings, there are no provisions allowing the late filing of an ownership report and there is no extension of time for the filing of an ownership report. The California Superior Court was informed that there have been no reports filed with the Securities and Exchange Commission as it relates to the shares issued to John Castellucci and the shares held by a pledge holder as it relates to M. Mehdi Mostaedi or by M. Mehdi Mostaedi.

NOTE 9 - MUTUAL RESCISSION AGREEMENT AND MUTUAL RELEASE

On December 10, 1999, the Company entered into a Plan and Agreement of Reorganization with LLO-Gas, Inc. and John Castellucci. On December 20, 1999, there was a closing under the Plan and Agreement of Reorganization and LLO-Gas, Inc. became a wholly owned subsidiary of the Company and there was a change of control of the Company. Between December 20, 1999 and August 11, 2000, differences of opinion as to matters of fact and as to matters of law have arisen by and between certain of the shareholders of the Company, who were shareholders prior to the closing, and between the Company, John Castellucci and LLO-Gas, Inc. In addition, on June 7, 2000, LLO-Gas, Inc. filed a Voluntary

Petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division, case number SV 00- 15398-AG. Said Chapter 11 Bankruptcy is currently pending and effects LLO-Gas, Inc. Predicated upon the differences of matters of fact and matter of law, the parties entered into a Mutual Rescission Agreement and Mutual Release.

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On January 27, 2001, Barry L. Friedman, 1582 Tulita Drive, Las Vegas, Nevada 89127, the principal accountant which had previously been engaged to audit registrant's financial statements, died. Kyle Tingle, CPA, P.O. Box 50141, Henderson, Nevada 89016 has been engaged to audit registrant's financial statements for the fiscal year ended December 31, 2001. The Company does not believe that there will be any disagreements with the findings of Barry L. Friedman.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:


       Name                                Ages              Position
       ----                                ----              --------

       Kimberly Lynn Jack                   32            President/Director
       1916 East 50th Street
       Wichita, Kansas 67216

       Scott A. Jack                        35            Secretary/Treasurer/
       1916 East 50th South                                 Director
       Wichita, Kansas 67216


      Debra S. Hackney                       41               Director
      5262 S. Madison
      Wichita, Kansas 67216


     The principal occupation and business experience during the last five years for each of the present directors and executive officers of the Company are as follows:

     Kimberly Lynn Jack, age 32, has been a shareholder of the Company since 1996 and has been its President and a director of the of the Company since 1999 except for the period of time from December 20, 1999 to July 28, 2000. From 1993 to 1997. she was a student and homemaker. From 1997 to the present, she has been a parent-involvement worker for the Wichita, Kansas United School District at Lawrence Elementary, with responsibilities for the identification and resolution of troubled children syndrom and provides counseling to both the parent and child.

     Scott A. Jack, age 35, has been a shareholder of the Company since 1996 and has been Secretary/Treasurer and a director of the Company since 1999 except for the period of time from December 20, 1999 to July 28, 2000. From 1992 to 1997, he was the owner of Kansas Building Supply, a company which designed and installed, primarily, floor covering. From 1997 to the present, he has been employed by Star Lumber Company as a senior floor covering specialist.

     Debra S. Hackney, age 41, has been a shareholder of the Company since 1996 and has been a director of the Company since 1999 except for the period of time from December 20, 1999 to July 28, 2000. From 1989 to the present, she has been the facility coordinator and senior construction specialist for Pizza Hut, Inc., with responsibilities involving construction documentation and payments for the company's expansion and dotting program.

     The officers and directors may be deemed parents and promoters of the Company as those terms are defined by the Securities Act of 1933, as amended. All directors hold office until the next annual stockholders' meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Officers of the Company serve at the will of the Board of Directors.

     There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the officers or directors are acting on behalf of or will act at the direction of any other person.

     The Company has checked the box provided on the cover page of this Form to indicate that there is no disclosure in this form of reporting person delinquencies in response to Item 405 of Regulation S-B.

Item 10. Executive Compensation.

     None of the Company's officers and/or directors receive any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of this report statement, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

     It is possible that, after the Company successfully consummates a merger or acquisition with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of the Company's management for the purposes of providing services to the surviving entity, or otherwise provide other compensation to such persons. However, the Company has adopted a policy whereby the offer of any post-transaction remuneration to members of management will not be a consideration in the Company's decision to undertake any proposed transaction. Each member of management has agreed to disclose to the Company's Board of Directors any discussions concerning possible compensation to be paid to them by any entity which proposes to undertake a transaction with the Company and further, to abstain from voting on such transaction. Therefore, as a practical matter, if each member of the Company's Board of Directors is offered compensation in any form from any prospective merger or acquisition candidate, the proposed transaction will not be approved by the Company's Board of Directors as a result of the inability of the Board to affirmatively approve such a transaction.

     It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensa tion is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insuffi cient cash available. The amount of such finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     (a) Security Ownership of Certain Beneficial Owners.

     The following table sets forth the security and beneficial ownership for each class of equity securities of the Company for any person who is known to be the beneficial owner of more than five percent of the Company.


                         Name and               Amount and
                        Address of              Nature of
                        Beneficial              Beneficial       Percent
Title of Class            Owner                    Owner         of Class
------------------------------------------------------------------------
Common            Kimberly Lynn Jack              550,000          26.2%
                  1916 East 50th Street
                  Wichita, Kansas 67216

Common            Scott A. Jack                   550,000          26.2%
                  1916 East 50th South
                  Wichita, Kansas 67216

Common            Debra S. Hackney                340,000          16.2%
                  5262 S. Madison
                  Wichita, Kansas 67216




Common             John Castellucci                    (1)            0%
                   23805 Stewart Ranch Road
                   Suite 265
                   Malibu, California 90265

Common             All Officers and             1,440,000          68.6%
                   Directors as a Group
                   (three [3] individuals)


----------------

     (1) John Castellucci entered into a Pledge Agreement with M. Mehdi Mostaedi on or about December 16, 1999, subject to the closing of the Plan and Agreement of Reorganization on December 20, 1999, wherein John Castellucci collaterally pledged 2,000,000 shares of his common stock of the Company to M. Mehdi Mostaedi. The Mutual Rescission Agreement and Release Agreement is subject to the rights, if any, that M. Mehdi Mostaedi may have under said collateral pledge agreement. Upon full performance by John Castellucci and LLO-Gas, Inc., or either, said shares of common stock will be retired and restored to the status of authorized and unissued shares. The pledge holder under the collateral pledge agreement holds as collateral certain shares of LLO-Gas, Inc. as additional or substituted collateral, under the collateral pledge agreement.

     The Company has been informed by the pledge holder that an interpleader action is contemplated by the pledge holder against John Castellucci and M. Mehdi Mostaedi, and each of them, wherein all of the issued and outstanding shares of LLO-Gas, Inc. will be interplead and the 2,000,000 shares of the common stock of the Company held by the pledge holder will be delivered to the Company's transfer agent for cancellation. The Company currently does not treat said shares as issued and outstanding.

     (b) Security Ownership of Management.

     The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all directors and officers of the Company.


                      Name and               Amount and
                     Address of              Nature of
                     Beneficial              Beneficial        Percent
Title of Class         Owner                    Owner          of Class
-------------------------------------------------------------------------
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
                 Directors as a Group
                 (three [3] individuals)


Item 12. Certain Relationships and Related Transactions.

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

     Kimberly Lynn Jack has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act provided that she is an officer and director of the Company when the obligation is incurred. All advances will be interest- free.

Item 13. Exhibits and Reports on Form 8-K.

     The following reports and the following Form 8-Ks are incorporated herein by reference:

                  1.       Form 8-K filed January 4, 2000.
                  2.       Form 8-K filed April 11, 2000;
                  3.       Form 8-K filed April 18, 2000;
                  4.       Form 8-K filed April 23, 2000;
                  5.       Form 10QSB filed August 21, 2000; and
                  6.       Form 10QSB filed November 9, 2000.



                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the under signed, thereunto duly authorized.




Date: April 16, 2001                  DISCOVERY INVESTMENTS, INC.



                                      By: /s/ Kimberly Lynn Jack
                                          -----------------------------
                                          Kimberly Lynn Jack
                                          President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: April 13, 2001                   DISCOVERY INVESTMENTS, INC.



                                       By: /s/ Kimberly Lynn Jack
                                          -----------------------------
                                          Kimberly Lynn Jack
                                          President/Director


                                       By: /s/ Scott A. Jack
                                          -----------------------------
                                          Scott A. Jack
                                          Secretary/Treasurer/Director


                                       By: /s/ Debra S. Hackney
                                          -----------------------------
                                          Debra S. Hackney
                                          Director