Form 10QSB
period 2001-03-31
DISCOVERY INVESTMENTS INC
filed 2001-05-15
CIK 1083459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

                                       OR

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-26175


                           DISCOVERY INVESTMENTS, INC.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Nevada                             88-0409151
          -----------------------                -------------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)

  6767 W. Tropicana Boulevard, Suite 207
           Las Vegas, Nevada                            89103
--------------------------------------------       ----------------
   (Address of principal executive offices)            (Zip Code)


                      2980 S. Rainbow Boulevard, Suite 108
                             Las Vegas, Nevada 89146
                   -------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Class                         Outstanding at March 31, 2001 (1)
         -----                         ---------------------------------

    Common Stock, par value                       2,100,000 (1)
    $.001 per share


----------------

     (1) See Part II, Item 5.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]



                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements


                                  BALANCE SHEET

                                     ASSETS

                                                                           Restated
                                                           3/31/01        Year Ended
                                                         (Unaudited)       12/31/99
                                                         -----------      ----------
         CURRENT ASSETS                                   $       0        $     0
                                                          ---------        -------
            TOTAL CURRENT ASSETS                          $       0        $     0
                                                          ---------        -------
            OTHER ASSETS                                  $       0        $     0
                                                          ---------        -------

             TOTAL OTHER ASSETS                           $       0        $     0
                                                          ---------        -------

             TOTAL ASSETS                                 $       0        $     0
                                                          ---------        -------


                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------



                                                                Year Ended                     Restated
                                                                 3/31/01                       Year Ended
                                                               (Unaudited)                      12/31/00
                                                               -----------                     ----------
   CURRENT LIABILITIES
      Officers Advances (Note 6)                               $    17,567                     $    16,501
      Interlochen Enterprises                                      100,000                         100,000
      Alschuler Grossman Stein
          & Kahan LLP                                               84,989                          84,989
      Ronald J. Stauber                                              7,500                           7,500
      Savoy Financial Group, Inc.                                    1,303                           1,303
      Interest Payable - Notes                                     157,050                         157,050
                                                               -----------                     -----------

   TOTAL CURRENT LIABILITIES                                   $   368,418                     $   367,343
                                                               -----------                     -----------
   LONG TERM LIABILITIES
      Interlochen Enterprises                                      250,000                         250,000
      Meridian Enterprises                                         250,000                         250,000
      CRS Financial Corp., Ltd.                                  1,000,000                       1,000,000
                                                               -----------                     -----------

   TOTAL LONG TERM LIABILITIES                                 $ 1,500,000                     $ 1,500,000
                                                               -----------                     -----------
   TOTAL LIABILITIES                                           $ 1,868,418                     $ 1,867,343
                                                               ===========                     ===========
   STOCKHOLDERS EQUITY (Note 4)
   Common stock, $.001 par value
   authorized 25,000,000 shares
   issued and outstanding at
   December 31, 2000 - 2,100,000
   shares; December 31, 1999 -
   2,100,000 shares; September
   31, 2000 - 2,100,000 shares                                 $     2,100                     $     2,100

     Additional paid in Capital                                          0                               0
     Accumulated loss                                           (1,870,518)                     (1,869,443)
                                                               -----------                     -----------

TOTAL STOCKHOLDERS EQUITY                                       (1,868,418)                     (1,867,343)
                                                               -----------                     -----------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                          $         0                     $         0
                                                               -----------                     -----------



See accompanying notes to financial statements.

                              STATEMENTS OF INCOME
                                   (RESTATED)


                                                                                                            SEPT. 10, 1996
                                                 THREE MONTHS ENDED                YEARS ENDED              (INCEPTION) TO
                                               MARCH 31,       MARCH 31,     DECEMBER 31,   DECEMBER 31,       MARCH 31,
                                                 2001            2000            2000          1999              2001
                                               ---------       ---------     ------------   ------------       ---------
REVENUES                                      $         0     $         0    $         0     $         0     $        0

COST OF REVENUE                                         0               0              0               0              0

          GROSS PROFIT                        $         0     $         0    $         0     $         0     $        0

GENERAL, SELLING AND
    ADMINISTRATIVE EXPENSES                         1,075                        326,689           1,075        327,764
                                              -----------     -----------    -----------     -----------     ----------
          OPERATING (LOSS)                    $    (1,075)    $              $  (326,689)    $    (1,725)    $ (327,764)

NONOPERATING INCOME (EXPENSE)                           0               0              0               0              0

NET (LOSS)                                    $    (1,075)    $              $  (326,689)    $    (1,725)    $ (327,764)
                                              ===========     ===========    ===========     ===========     ==========

NET (LOSS) PER SHARE, BASIC
AND DILUTED (NOTE 2)                          $      (NIL)    $     (0.01)    $   (.1556)    $     (0.00)    $   (0.156)
                                              ===========     ===========     ==========     ===========     ==========
AVERAGE NUMBER OF SHARES
 OF COMMON STOCK
  OUTSTANDING                                   2,100,000       2,100,000      2,100,000       2,100,000      2,100,000
                                               ==========     ===========     ==========     ===========     ==========



SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  --------------------------------------------
                                   (RESTATED)


                                                                                   Additional
                                          Common              Stock                  paid-in               Accumulated
                                          Shares              Amount                 Capital                 Deficit
                                      ------------          -----------             -----------             -----------
Balance,
March 31, 1997                            21,000            $     2,100             $         0             $    (2,100)

Net loss year ended
December 31, 1997                                                                                                     0
                                     -----------            -----------             -----------             -----------

Balance,
December 31, 1997                         21,000            $     2,100             $         0             $    (2,100)

Net loss year ended
December 31, 1998                                                                                                     0
                                     -----------            -----------             -----------             -----------

Balance,
December 31, 1998                         21,000            $     2,100             $         0             $    (2,100)

March 15, 1999
Changed from no par
value to $.001                                                   (2,079)                  2,079


March 15, 1999
Forward Stock
Split 100:1                            2,079,000                  2,079                  (2,079)

Net loss year
ended December
31, 1999                                                                                                     (1,540,654)
                                     -----------            -----------             -----------             -----------

Balance,
December 31,
1999                                   2,100,000            $     2,100             $         0             $(1,542,754)

Net Loss,
December 31,
2000                                                                                                           (326,689)
                                     -----------            -----------             -----------             -----------

Balance,
December 31,
2000                                   2,100,000            $     2,100                       0             $ 1,869,443
                                     -----------            -----------             -----------             -----------

Net Loss period
ended March 31,
2001                                                                                          0             $    (1,075)
                                     -----------            -----------             -----------             -----------

Balance,
December 31,
2000                                   2,100,000            $     2,100                       0             $ 1,870,518
                                     -----------            -----------             -----------             -----------


See accompanying notes to financial statements.

                            STATEMENTS OF CASH FLOWS


                                                                                          SEPT. 10, 1996
                                       THREE MONTHS ENDED              YEARS ENDED        (INCEPTION) TO
                                      MARCH 31,    MARCH 31,   DECEMBER 31,   DECEMBER 31,  MARCH 31,
                                        2001         2000         2000            1999        2001
                                      ---------    ---------   ------------   ------------  ---------
CASH FLOWS FROM
OPERATING ACTIVITIES
    NET (LOSS)                      $  (1,075)    $      (0)    $(326,689)    $  (1,725)    $(326,689)
    ADJUSTMENTS TO RECONCILE
    NET (LOSS) TO CASH
    (USED IN) OPERATING
    ACTIVITIES:
    CHANGES IN ASSETS
    AND LIABILITIES
    INCREASE IN ACCOUNTS PAYABLE        1,075             0             0             0         1,075

    INCREASE IN OFFICER ADVANCES            0        16,501        16,501        16,501        17,576
                                    ---------     ---------     ---------     ---------     ---------


         NET CASH (USED IN)
            OPERATING ACTIVITIES    $       0     $       0     $       0     $       0     $       0
                                    ---------     ---------     ---------     ---------     ---------

CASH FLOWS FROM
INVESTING ACTIVITIES                $       0     $       0     $       0     $       0     $       0
                                    ---------     ---------     ---------     ---------     ---------

CASH FLOWS FROM
FINANCING ACTIVITIES
    ISSUANCE OF COMMON STOCK                0             0             0             0         2,100

         NET CASH (USED IN)
            FINANCING ACTIVITIES    $       0     $       0     $       0     $       0     $   2,100
                                    ---------     ---------     ---------     ---------     ---------

         NET INCREASE (DECREASE)
            IN CASH                 $       0     $       0     $       0     $       0     $       0

CASH, BEGINNING OF PERIOD ......            0             0             0             0             0


CASH, END OF PERIOD ............    $       0     $       0     $       0     $       0     $       0
                                    =========     =========     =========     =========     =========

See accompanying notes to financial statements.

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

Cash and equivalents
--------------------

The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2001.

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

NOTE 3 - INCOME TAXES

There is no provision for income taxes for the period ended December 31, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 2000, is as follows:


       Net operation loss carry forward                $ 327,764
       Valuation allowance                             $   2,100
                                                        --------

       Net deferred tax asset                          $ 325,664
                                                       =========


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

Preferred Stock
---------------

Discovery Investments, Inc. has no preferred stock.

Pledge
------

John Castellucci entered into a Pledge Agreement with M. Mehdi Mostaedi on or about December 16, 1999, subject to the closing of the Plan and Agreement of Reorganization on December 20, 1999, wherein John Castellucci collaterally pledged 2,000,000 shares of his common stock of the Company to M. Mehdi Mostaedi. A mutual rescission occurred (see Note 9) The pledge holder under the collateral pledge agreement holds as collateral certain shares of LLO-Gas, Inc. as collateral, under the collateral pledge agreement.

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

     John Castellucci had informed the Company that it had filed an answer to the complaint. The Company believes that it has meritorious defenses and affirmative defenses to the lawsuit.

(b) In December 1999, M. Mehdi Mostaedi loaned LLO-Gas, Inc. $150,000. LLO-Gas, Inc. and John Castellucci jointly executed a promissory note dated December 16, 1999 (the "Mostaedi Note") in the principal amount of $150,000. The Mostaedi Note bears interest at the rate of 9% per annum and was due and payable as to principal and interest on February 16, 2000. The Mostaedi Note was secured with a pledge of common stock owned by John Castellucci pursuant to a Pledge Agreement dated December 20, 1999 between John Castellucci and M. Mehdi Mostaedi.

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

Item 2 -  Changes in the Rights of the Company's
          Security Holders ..........................................None

Item 3 -  Defaults by the Company on its
          Senior Securities .........................................None

Item 4 -  Submission of Matter to Vote of Security
          Holders ...................................................None

Item 5 -  Other Information

     (a) The following table lists, as of March 31, 2001 and giving effect to the Mutual Rescission Agreement and Mutual Release and court order of October 25, 2000, the security ownership of (i) all persons known by the Company to own beneficially 5% or more of Common Stock; (ii) all executive officers; and (iii) each director of the Company.



                                    Name and                           Amount and
                                    Address of                         Nature of
Title of Class                      Beneficial                         Beneficial        Percent
                                    Owner                              Owner             of Class
-------------------------------------------------------------------------------------------------

Common                     Kimberly Lynn Jack                          550,000            26.2%
                           1916 East 50th Street
                           Wichita, Kansas 67216

Common                     Scott A. Jack                               550,000            26.2%
                           1916 East 50th South
                           Wichita, Kansas 67216

Common                     Debra S. Hackney                            340,000            16.2%
                           5262 S. Madison
                           Wichita, Kansas 67216

Common                     John Castellucci                                 (1)              -
                           23805 Stewart Ranch Rd, #265
                           Malibu, California 90265

Common                     All Officers and                          1,440,000            68.6%
                           Directors as a Group
                           (three [3] individuals)

----------------

(1) John Castellucci entered into a Pledge Agreement with M. Mehdi Mostaedi on or about December 16, 1999, subject to the closing of the Plan and Agreement of Reorganization on December 20, 1999. The pledge holder under the collateral pledge agreement holds as collateral certain shares of LLO-Gas, Inc. as additional collateral, under the collateral pledge agreement.

     (b) Although no receiver, fiscal agent or other officer has been appointed for the Company in a proceeding under the Bankruptcy Act or in any other proceeding under state or federal law in which a court or governmental entity has assumed jurisdiction over substantially all of the assets or business of the Company and no jurisdiction has been assumed by leaving the existing directors and officers in possession but subject to the supervision and orders of a court or governmental body, the Company presently is considering filing a proceeding under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court. Said bankruptcy proceeding may be required predicated upon the Company's present lack of operations, assets or financial resources to defend against those creditors claiming potential obligations or contingent obligations from the Company, in connection with the period of time that LLO-Gas, Inc. was a wholly-owned operating subsidiary of the Company.

     (c) The board held three meetings during the current quarter, which were special meetings by written consent.

     (d) The board of directors has not established any audit committee. In addition, the Company does not have any other compensation or executive or similar committees. The Company will not, in all likelihood, establish any audit committee until such time as the Company completes a business combination, of which there can be no assurance. The Company recognizes that an audit committee, when established, will play a critical role in the financial reporting system of the Company by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as the Company establishes an audit committee, its additional disclosures with the Company's auditors and management may promote investor confidence in the integrity of the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented, and
(iii) received from the auditors disclosures regarding the auditors' Independents Standards Board Standard No. 1, as may be modified or supplemented.

Item 6 - Exhibits and Reports on Form 8-K

     (a) No reports on Form 8-K were filed during the quarter for which the report is filed.




                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 14, 2001                     DISCOVERY INVESTMENTS, INC.
                                        (Company)


                                        By: /s/ Kimberly Lynn Jack
                                           ----------------------------
                                            Kimberly Lynn Jack
                                            President