Form 10KSB40/A
period 2000-12-31
DISCOVERY INVESTMENTS INC
filed 2001-06-07
CIK 1083459

Commission File No. 000-26175

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                           FORM 10-KSB/AMENDMENT NO. 1

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 2000

             / /     TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period From __ to __

                           DISCOVERY INVESTMENTS, INC.
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                          88-0409151
-------------------------------                     --------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

6767 W. Tropicana Avenue, Suite 207
        Las Vegas, Nevada                                    89103
----------------------------------------               ----------------
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

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. /X/

     As of December 31, 2000, there were 2,100,000 shares of the Registrant's Common Stock, $.001 par value, outstanding.

     The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant is $495,000.

     State the Registrant's revenues for the December 31, 2000 fiscal year:
$-0-.

EXPLANATORY NOTE: THIS FORM 10-KSB/AMENDMENT NO. 1 IS BEING FILED IN ORDER TO AMEND INFORMATION PREVIOUSLY PROVIDED IN THE SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, FOOTNOTE (1) TABLE LOCATED IN ITEM 11, AMEND THE FINANCIAL STATEMENTS PREVIOUSLY PROVIDED IN ITEM 7, AND INCORPORATE BY REFERENCE CERTAIN EXHIBITS PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN PRIOR FILINGS AND SUPPLY THE AUDITOR'S CONSENT FOR THE FINANCIAL STATEMENTS CONTAINED IN ITEM 7.

                                TABLE OF CONTENTS
                                -----------------

                                                                 Page
                                                                 ----
Item 1.  Description of Business. . . . . . . . . . . . . .        4

Item 2.  Description of Property. . . . . . . . . . . . . .       11

Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . .       11

Item 4.  Submission of Matter to Vote of
         Security Holders . . . . . . . . . . . . . . . . .       14

Item 5. Market for Common Registrant Equity and
         Related Stockholder Matter . . . . . . . . . . . .       14

Item 6. Management's Discussion and Analysis
         or Plan of Operation . . . . . . . . . . . . . . .       18

Item 7.  Financial Statements . . . . . . . . . . . . . . .       18

Item 8.  Changes in and Disagreements with
         Accountants on Accounting and Financial
         Disclosure . . . . . . . . . . . . . . . . . . . .       32

Item 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with
         Section 16(a) of the Exchange Act. . . . . . . . .       32

Item 10. Executive Compensation . . . . . . . . . . . . . .       33

Item 11. Security Ownership of Certain
         Beneficial Owners and Management . . . . . . . . .       34

Item 13. Certain Relationships and
         Related Transactions . . . . . . . . . . . . . . .       36

Item 13. Exhibits and Reports on Form 8-K . . . . . . . . .       38

         Signatures . . . . . . . . . . . . . . . . . . . .       38


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


Item 7. Financial Statements.


                          DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS


INDEPENDENT AUDITOR'S REPORT ON THE FINANCIAL STATEMENTS                     19
-------------------------------------------------------------------------------
FINANCIAL STATEMENTS

   Balance Sheets                                                            20

   Statements of Income                                                      21

   Statements of Stockholders' Equity                                        22

   Statements of Cash Flows                                                  23

   Notes to Financial Statements                                          24-31
-------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Discovery Investments, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheet of Discovery Investments, Inc. (A Development Stage Company) as of December 31, 2000 and 1999 and the related statements of income, stockholders' equity, and cash flows for the years then ended and the period September 10, 1996 (date of inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Discovery Investments, Inc. (A Development Stage Company) as of December 31, 1998, were audited by other auditors who has ceased operations and whose report dated January 4, 2000, expressed an unqualified opinion on those statements.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Discovery Investments, Inc. (A Development Stage Company) as of December 31, 2000 and 1999 and the results of its operations and cash flows for the years then ended and the period September 10, 1996 (date of inception) through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle
Certified Public Accountant

May 16, 2001
Henderson, Nevada

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                   December 31,   December 31,
                                                           2000          1999
                                                  -------------   ------------
                          ASSETS

CURRENT ASSETS                                    $          0    $         0
                                                  ------------    -----------
    Total current assets                          $          0    $         0
                                                  ------------    -----------

        Total assets                              $          0    $         0
                                                  ============    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Short term notes payable                       $    100,000    $         0
   Accounts payable                                     93,792              0
   Interest payable                                    186,000         25,000
   Officers advances (Note 5)                           16,501         15,654
                                                  ------------    -----------
        Total current liabilities                 $    396,293    $    40,654
                                                  ------------    -----------
LONG TERM DEBT                                    $  1,500,000    $ 1,500,000

        Total liabilities                         $  1,896,293    $ 1,540,654
                                                  ------------    -----------

STOCKHOLDERS' EQUITY
   Common stock: $0.001 par value;
     authorized 25,000,000 shares;
     issued and outstanding:
     2,100,000 shares at December 31, 1999;                            2,100
     2,100,000 shares at December 31, 2000              2,100
   Additional Paid In Capital                               0              0
   Accumulated deficit during development stage    (1,898,393)    (1,542,754)
                                                  ------------    -----------
        Total stockholders' equity                $(1,896,293)   $(1,540,654)
                                                  ------------    -----------

        Total liabilities and
        stockholders' equity                      $         0    $         0
                                                  ============    ===========






See Accompanying Notes to Financial Statements.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME

                                                                                                 Sept 10, 1996
                                             Year Ended         Year Ended        Year Ended    (inception) to
                                           December 31,       December 31,      December 31,      December 31,
                                                   2000               1999              1998             2000
                                           ------------       ------------      ------------     -------------
Revenues                                    $         0       $         0       $         0      $         0

Cost of revenue                                       0                 0                 0                0
                                            -----------       -----------       -----------      -----------
           Gross profit                     $         0       $         0       $         0      $         0

General, selling and
   administrative expenses                      194,639         1,515,654                 0        1,712,393
                                            -----------       -----------       -----------      -----------
           Operating (loss)                 $  (194,639)      $(1,515,654)      $         0      $(1,710,293)

Nonoperating income (expense)
   Interest expense                            (161,000)          (25,000)                0         (186,000)
                                            -----------       -----------       -----------      -----------
           Net (loss)                       $  (355,639)      $(1,540,654)      $         0      $(1,898,393)
                                            ===========       ===========       ===========      ===========
           Net (loss) per share, Basic
           and diluted (Note 2)             $     (0.17)      $     (0.73)      $      0.00      $     (0.90)
                                            ===========       ===========       ===========      ===========
           Average number of shares
           of common stock outstanding        2,100,000         2,100,000         2,100,000        2,100,000
                                            ===========       ===========       ===========      ===========



















See Accompanying Notes to Financial Statements.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                    Accumulated
                                                                                                     (Deficit)
                                                      Common Stock                 Additional         During
                                              -----------------------------         Paid-In         Development
                                                Shares            Amount            Capital            Stage
                                              -----------       -----------       -----------      -----------
Sale of 2,100,000 shares, Sept. 10, 1996        2,100,000       $     2,100       $         0      $         0

Net (loss), December 31, 1996                      (2,100)
                                              -----------       -----------       -----------      -----------

Balance, December 31, 1996                      2,100,000       $     2,100       $         0      $    (2,100)

Net (loss), December 31, 1997                           0
                                              -----------       -----------       -----------      -----------

Balance, December 31, 1997                      2,100,000       $     2,100       $         0      $    (2,100)

Net (loss), December 31, 1998                           0
                                              -----------       -----------       -----------      -----------

Balance, December 31, 1998                      2,100,000       $     2,100       $         0      $    (2,100)

March 15, 1999, changed from no
    par value to $0.001                                              (2,079)            2,079

March 15, 1999, forward stock
    100:1                                                             2,079            (2,079)

Net (loss), December 31, 1999                                                                       (1,540,654)
                                              -----------       -----------       -----------      -----------

Balance, December 31, 1999                      2,100,000       $     2,100       $         0      $(1,542,754)

Net (loss), December 31, 2000                    (355,639)
                                              -----------       -----------       -----------      -----------

Balance, December 31, 2000                      2,100,000       $     2,100       $         0      $(1,898,393)
                                              ===========       ===========       ===========      ===========









See Accompanying Notes to Financial Statements.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                         Sept. 10, 1996
                                                      Year Ended       Year Ended        Year Ended     (inception) to
                                                    December 31,      December 31,      December 31,      December 31,
                                                            2000             1999              1998               2000
                                                    ------------      ------------      ------------    --------------
Cash Flows From Operating Activities

    Net (loss)                                       $  (355,639)      $(1,540,654)      $         0      $(1,898,393)
    Adjustments to reconcile net (loss) to cash
    (used in) operating activities:
    Changes in assets and liabilities
    Increase in accounts payable and
        accrued expenses                                 254,792            25,000                 0          279,792
    Officer advances                                         847            15,654                 0           16,501
                                                     -----------       -----------       -----------      -----------

         Net cash (used in) operating
            activities                               $  (100,000)      $(1,500,000)      $         0      $(1,602,100)
                                                     -----------       -----------       -----------      -----------

Cash Flows From Investing Activities                 $         0       $         0       $         0      $         0
                                                     -----------       -----------       -----------      -----------

Cash Flows From Financing Activities

         Issuance of common stock                    $         0       $         0       $         0      $     2,100
         Proceeds from notes payable                     100,000         1,500,000                 0        1,600,000
                                                     -----------       -----------       -----------      -----------

         Net cash provided by financing
            activities                               $   100,000       $ 1,500,000       $         0      $ 1,602,100
                                                     -----------       -----------       -----------      -----------

         Net increase (decrease) in cash
            and cash equivalents                     $         0       $         0       $         0      $         0

Cash and cash equivalents,
    beginning of period                                        0                 0                 0                0
                                                     -----------       -----------       -----------      -----------
Cash and cash equivalents, end of period             $         0       $         0       $         0      $         0
                                                     ===========       ===========       ===========      ===========















See Accompanying Notes to Financial Statements.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Nature of business:

         Discovery Investments, Inc. ("Company") was organized September 10, 1996 under the laws of the State of Nevada. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a development stage company.

         A summary of the Company's significant accounting policies is as follows:

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

         Cash

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2000, 1999, and 1998.

         Income taxes

         Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

         Reporting on costs for start-up activities

         Statement of Position 98-5 ("SOP 98-5), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up and organization costs, requires most costs of start-up activities and organization costs to be expensed as incurred. With the adoption of SPO 98-5, there has been little to no effect on the Company's financial statements.

         Year End

         The Company originally selected March 31 for its fiscal year end. Prior to the Mutual Rescission Agreement and Mutual Release (see Note 9) the Company changed its fiscal year end to December 31.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 2.  NOTES PAYABLE

         As of December 31, 2000, the Company had a short term note payable of:

         12% Note Payable to Interlochen Enterprises, Inc. dated
         January 28, 2000, interest due quarterly, principal
         payable on demand                                            100,000
                                                                      =======

NOTE 3.  CONVERTIBLE DEBT

         On December 10, 1999, the Company, subject to the closing of the Plan and Agreement of Reorganization (See Note 9), the Company issued six
         (6) three-year 10 Percent Convertible Debentures to various parties in the aggregate amount of $1,500,000, dated as of November 1, 1999 which closed on December 20, 1999. The terms and conditions are summarized as follows:

         (1) All debentures of this issue rank equally and ratably without priority over one another.

         (2) Provided that the Company becomes obligated, the holder or holders of this Debenture may at any time prior to the maturity hereof (except that, if the Company has called the debenture for redemption, the right to convert shall terminate at the close of business on the second business day prior to the day fixed as the date for such redemption), convert the principal amount hereof into the Company's common stock at the conversion ratio of $5 of debenture principal for one share of common stock. To convert the debenture, the holder or holders hereof must surrender the same at the office of the Company, together with a written instrument of transfer in a form satisfactory to the Company, properly completed and executed and with a written notice of conversion.

         (3) If the Company at any time pays to the holders of its common stock a dividend in common stock, the number of shares of common stock issuable upon the conversion of the debenture shall be proportionally increased, effective at the close of business on the recorded date for determination of the holders of the common stock entitled to the dividend.

         (4) If the Company at any time subdivides or combines in a larger or smaller number of share its outstanding shares of common stock, then the number of shares of common stock issuable upon the conversion of the debenture shall be proportionally increased in the case of a subdivision and decrease in the case of a combination, effective in either case at the close of business on the date that the subdivision or combination becomes effective.

         (5) If the Company is recapitalized, consolidate with or merged into any other corporation, or sells or conveys to any other corporation all or substantially all of its property as an entity, provision shall be made as part of the terms of the recapitalization consolidation merger, sale, or conveyance so that the holder or holders of the debenture may receive, in lieu of the common stock otherwise issuable to them upon conversion hereof, at the same conversion ratio, the same kind and amount of securities or assets as may be distributable upon the recapitalization, consolidation, merger, sale, or conveyance with respect to the common stock.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 2.  CONVERTIBLE DEBT (CONTINUED)

         (1) In lieu of issuing any fraction of a share upon the conversion of the debenture, the Company shall pay to the holder hereof for any fraction of a share otherwise issuable upon the conversion cash equal to the same fraction of the ten current per share market price of the common stock.

         (2) In the event Company fails to make any payment of principal and interest, said failure to pay shall constitute a default under the terms of the debenture and, subject to the terms and conditions contained in the debenture, the entire unpaid principal and interest shall be due an payable. No debenture holder may institute any suit or proceeding for the enforcement of the payment of principal or interest unless the holders of more than 25 percent in amount of all outstanding debentures of the issue join in the suit or proceeding. In the event the Company and the shareholders of LLO-Gas, Inc. do not enter into a business combination which closes on or before December 31, 1999, an individual debenture holder may institute any suit or proceeding in the event of default.

         (3) Company and LLO-Gas, Inc. may at any time prepay in whole or in part, the principal amount, plus accrued interest lot he date of prepayment, of all outstanding debentures of this issue, upon 30 days written notice by certified or registered mail to the registered owners of all outstanding debentures.

         (4) Except for debenture number 1 and 2, for which John Castellucci is obligated for an amount equal to $150,000, the debenture is the obligation of Company and LLO-Gas, Inc. only, and no recourse shall be had for the payment of any principal or interest thereof against any shareholder, officer or director of Company and LLO-Gas, Inc., either directly or through Company and LLO-Gas, Inc., by virtue of any statute for the enforcement of any assessment or otherwise.

             Three Year 10% Convertible Note Number 1 payable to Interlochen
             Enterprises, Inc. dated as of November 1, 1999, interest due
             quarterly, principal due October 31, 2002                          $ 250,000

             Three Year 10% Convertible Note Number 2 payable to Meridian
             Enterprises, Inc. dated as of November 1, 1999, interest due
             quarterly, principal due October 31, 2002                            250,000

             Three Year 10% Convertible Note Number 3 payable to CRS Financial
             Corp., Ltd. dated as of November 1, 1999, interest due quarterly,
             principal due October 31, 2002                                       250,000

             Three Year 10% Convertible Note Number 4 payable to CRS Financial
             Corp., Ltd. dated as of November 1, 1999, interest due quarterly,
             principal due October 31, 2002                                       250,000

             Three Year 10% Convertible Note Number 5 payable to CRS Financial
             Corp., Ltd. dated as of November 1, 1999, interest due quarterly,
             principal due October 31, 2002                                       250,000

             Three Year 10% Convertible Note Number 6 payable to CRS Financial
             Corp., Ltd. dated as of November 1, 1999, interest due quarterly,
             principal due October 31, 2002                                       250,000.
                                                                               ----------
                                                                               $1,500,000
                                                                               ==========

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 3.  STOCKHOLDERS' EQUITY (CONTINUED)

         Common stock

         The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On September 15, 1996, the Company authorized and issued 21,000 shares of its no par value common stock in consideration of $2,100 in cash.

         On March 15, 1999, the State of Nevada approved the Company's amended Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001 per share. Also, on March 15, 1999, the Company's shareholders approved a forward split of its common stock at one hundred shares for one share of the existing shares. The number of common stock shares outstanding increased from 21,000 to 2,100,000. Prior period information has been restated to reflect the stock split

         The Company has not authorized any preferred stock.

         Pledge

         John Castellucci entered into a Pledge Agreement with M. Mehdi Mostaedi on or about December 16, 1999, subject to the closing of the Plan and Agreement of Reorganization on December 20, 1999 (see Note 9), wherein John Castellucci collaterally pledged 2,000,000 shares of his common stock of the Company to M. Mehdi Mostaedi. A mutual rescission occurred (see Note 9) and said rescission is subject to the rights, if any, that
         M. Mehdi Mostaedi may have under said collateral pledge agreement. Upon full performance by John Castellucci and LLO-Gas, Inc., or either, said shares of common stock will be retired and restored to the status of authorized and unissued shares. The pledge holder under the collateral pledge agreement holds as collateral certain shares of LLO-Gas, Inc. as additional substituted collateral, under the collateral pledge agreement.

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

         Net loss per common share

         Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share." The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2000, 1999, 1998, and since inception. As of December 31, 2000, 1999, 1998 and since inception, the Company had no dilutive potential common shares.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 4.  INCOME TAXES

         There is no provision for income taxes for the period ended December 31, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 2000 is as follows:

         Net operating loss carry forward            $   1,869,443
         Valuation allowance                         $  (1,869,443)
                                                     -------------
         Net deferred tax asset                      $           0

         The net federal operating loss carry forward will expire between 2016 and 2020. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 5.  GOING CONCERN

         The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders, officers, and directors have committed to advancing the operating costs of the company.

NOTE 6.  RELATED PARTY TRANSACTIONS

         The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7.  WARRANTS AND OPTIONS

         There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 8.  LITIGATION

(a) On February 29, 2000, West Star Energy Group, Inc. ("West Star") sued John Castellucci, the Company and its wholly-owned operating subsidiary, LLO-Gas, Inc., in the Superior Court of the State of California, County of Los Angeles (Case Number BC 225568). Until August 10, 2000, John Castellucci was President, Chief Financial Officer, Secretary, director and the principal shareholder of the Company, and President, a director and the principal shareholder of West Star. West Star, through its Board of Directors (other than John Castellucci), alleges that John Castellucci breached his fiduciary duty to West Star and engaged in a series of

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 8.  LITIGATION (CONTINUED)

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

(a) In December 1999, M. Mehdi Mostaedi loaned LLO-Gas, Inc. $150,000. LLO-Gas, Inc. and John Castellucci jointly executed a promissory note dated December 16, 1999 (the "Mostaedi Note") in the principal amount of $150,000. The Mostaedi Note bears interest at the rate of 9% per annum and was due and payable as to principal and interest on February 16, 2000. The Mostaedi Note was secured with a pledge of 2,000,000 shares of the Company's common stock owned by John Castellucci pursuant to a Pledge Agreement dated December 20, 1999 between John Castellucci and M. Mehdi Mostaedi. The pledge holder currently holds John Castellucci's shares in LLO-Gas, Inc. as collateral for the obligation.

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

(b) On October 17, 2000, Yuri Zaloznyy ("Zaloznyy") sued John Castellucci, the Company, LLO-Gas, Inc., and others, in an adversary proceeding in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division.

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







                                      29.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 8.  LITIGATION (CONTINUED)

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

         The California Superior Court, on October 25, 2000, ordered that John Castellucci shall surrender for cancellation certificate number 160 to the Company or to the Company's transfer agent for cancellation and that said shares are to be restored to authorized but unissued status. It was further ordered that if Castellucci did not surrender for cancellation said certificate number 160 or cause said certificate to be surrendered, the Company may forthwith issue instructions to its transfer agent that said shares of stock are no longer to been deemed issued and outstanding, that said shares are to be restored to authorized but unissued status, and that the number of issued and outstanding shares of stock of the Company appearing on the Company's stockholder records are to be reduced by said 9,900,000 shares. Further, the California Superior Court determined that John Castellucci be deemed to not to have any right, title and interest in the 9,900,000 shares evidenced by certificate number 160. A copy of the order of the California Superior Court was delivered to the Company's transfer agent and said shares have been cancelled. (See Note 3 above.)

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

NOTE 9.  MUTUAL RESCISSION AGREEMENT AND MUTUAL RELEASE

         On December 10, 1999, the Company entered into a Plan and Agreement of Reorganization with LLO-Gas, Inc. and John Castellucci. On December 20, 1999, there was a closing under the Plan and Agreement of Reorganization and LLO-Gas, Inc. became a wholly owned subsidiary of the Company and there was a change of control of the Company. Between December 20, 1999 and August 11, 2000, differences of opinion as to matters of fact and as to matters of law have arisen by and between certain of the shareholders of the Company, who were shareholders prior to the closing, and between the Company, John Castellucci and LLO-Gas, Inc. In addition, on June 7, 2000, LLO-Gas, Inc. filed a Voluntary 27. Petition under Chapter 11 of the Bankruptcy Code in the

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

NOTE 9.  MUTUAL RESCISSION AGREEMENT AND MUTUAL RELEASE (CONTINUED)

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
     5262 S. Madison
     Wichita, Kansas 67216


     The principal occupation and business experience during the last five years for each of the present directors and executive officers of the Company are as follows:

     Kimberly Lynn Jack, age 32, has been a shareholder of the Company since 1996 and has been its President and a director of the of the Company since 1999 except for the period of time from December 20, 1999 to July 28, 2000. From 1993 to 1997. she was a student and homemaker. From 1997 to the present, she has been a parent-involvement worker for the Wichita, Kansas United School District at Lawrence Elementary, with responsibilities for the identification and resolution of troubled children syndrome and provides counseling to both the parent and child.

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

     It is possible that persons associated with management may refer a prospective merger or acquisition candidate to the Company. In the event the Company consummates a transaction with any entity referred by associates of management, it is possible that such an associate will be compensated for their referral in the form of a finder's fee. It is anticipated that this fee will be either in the form of restricted common stock issued by the Company as part of the terms of the proposed transaction, or will be in the form of cash consideration. However, if such compensation is in the form of cash, such payment will be tendered by the acquisition or merger candidate, because the Company has insufficient cash available. The amount of such finder's fee cannot be determined as of the date of this registration statement, but is expected to be comparable to consideration normally paid in like transactions. No member of management of the Company will receive any finders fee, either directly or indirectly, as a result of their respective efforts to implement the Company's business plan outlined herein.

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

                  Name and                    Amount and
                  Address of                  Nature of
                  Beneficial                  Beneficial       Percent
Title of Class    Owner                       Owner            of Class
--------------------------------------------------------------------
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

     The Company currently does not treat the 2,000,000 shares as issued and outstanding.

                  (b)      Security Ownership of Management.

                  The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all directors and officers of the Company.

                  Name and                  Amount and
                  Address of                Nature of
                  Beneficial                Beneficial     Percent
Title of Class    Owner                     Owner          of Class
-------------------------------------------------------------------
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

Item 13. Exhibits and Reports on Form 8-K.


                                  EXHIBIT INDEX


Exhibit Number                       Description
--------------                       -----------

2.1 Plan and Agreement of Reorganization dated December 10, 1999 by and between the Company, LLO-Gas, Inc., and John Castellucci (filed as an exhibit to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission filed on December 10, 1999).

3.1 Articles of Incorporation (filed as an exhibit to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, filed with the Securities and Exchange Commission on May 24, 1999).

3.2 Bylaws (filed as an exhibit to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, filed with the Securities and Exchange Commission on May 24, 1999).

4.1 Form of Stock Certificate (filed as an exhibit to the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2000).

23.1                   Consent of Kyle Tingle, Certified Public Accountant

99.1 Lock-Up Agreement dated May 3, 1999 by Kimberly Lynn Jack (filed as an exhibit to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, filed with the Securities and Exchange Commission on May 24, 1999).

99.2 Lock-Up Agreement dated May 3, 1999 by Jack A. Scott (filed as an exhibit to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, filed with the Securities and Exchange Commission on May 24, 1999).

99.3 Lock-Up Agreement dated May 3, 1999 by Debra J. Hackney (filed as an exhibit to the Company's General Form for Registration of Securities of Small Business Issuers on Form 10-SB, filed with the Securities and Exchange Commission on May 24, 1999).

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

Date: June 6, 2001                      DISCOVERY INVESTMENTS, INC.



                                        By: /s/ Kimberly Lynn Jack
                                            -------------------------------
                                            Kimberly Lynn Jack
                                            President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 6, 2001                    DISCOVERY INVESTMENTS, INC.



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