Form 10QSB
period 2001-06-30
DISCOVERY INVESTMENTS INC
filed 2001-08-14
CIK 1083459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION FROM _______ TO ________.

                        COMMISSION FILE NUMBER 000-26175

                           DISCOVERY INVESTMENTS, INC.
             (Exact name of registrant as specified in its charter)

                Nevada                                            88-0409151
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

  6767 W. Tropicana Avenue, Suite 207
           Las Vegas, Nevada                                         89103
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)

Issuer's telephone number: (702) 248-1047

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Class                    Outstanding at June 30, 2001
               -----                    ----------------------------
        Common Stock, par value                   2,100,000
        $.001 per share

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements

                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                  JUNE 30, 2001
                                DECEMBER 31, 2000

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

INDEPENDENT AUDITOR'S REPORT ON THE
FINANCIAL STATEMENTS                                                       1
FINANCIAL STATEMENTS

   Balance Sheets                                                          2

   Statements of Income                                                    3

   Statements of Stockholders' Equity                                      4

   Statements of Cash Flows                                                5

   Notes to Financial Statements                                         6-8
----------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT

        To the Board of Directors
        Discovery Investments, Inc.
        Las Vegas, Nevada

        I have audited the accompanying balance sheet of Discovery Investments, Inc. (A Development Stage Company) as of June 30, 2001 and December 31, 2000 and the related statements of income, stockholders' equity, and cash flows for the three months ended June 30, 2001, the six months ended June 30, 2001 and the year ended December 31, 2000 and the period September 10, 1996 (date of inception) through June 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Discovery Investments, Inc. (A Development Stage Company) as of June 30, 2001 and December 31, 2000 and the results of its operations and cash flows for the three months ended June 30, 2001, the six months ended June 30, 2001, the year ended December 31, 2000 and the period September 10, 1996 (date of inception) through June 30, 2001, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 4 and Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        Kyle L. Tingle
        Certified Public Accountant

        August 13, 2001
        Henderson, Nevada

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                   (RESTATED)

                                     ASSETS

                                                           June 30,        December 31,        December 31,
                                                               2001                2000                1999
                                                        -----------        ------------        ------------
CURRENT ASSETS                                          $         0         $         0         $         0
                                                        -----------         -----------         -----------

          Total current assets                          $         0         $         0         $         0
                                                        -----------         -----------         -----------

                Total assets                            $         0         $         0         $         0
                                                        ===========         ===========         ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Short term notes payable                            $   100,000         $   100,000         $         0
    Accounts payable                                         98,660              93,792                   0
    Interest payable                                        267,000             186,000              25,000
    Officers advances (Note 5)                               17,576              16,501              15,654
                                                        -----------         -----------         -----------

          Total current liabilities                     $   483,236         $   396,293         $    40,654
                                                        -----------         -----------         -----------

LONG TERM DEBT                                          $ 1,500,000         $ 1,500,000         $ 1,500,000

          Total liabilities                             $ 1,983,236         $ 1,896,293         $ 1,540,654
                                                        -----------         -----------         -----------

STOCKHOLDERS' EQUITY
    Common stock: $0.001 par value;
       authorized 25,000,000 shares;
       issued and outstanding:
       2,100,000 shares at December 31, 1999;                                                         2,100
       2,100,000 shares at December 31, 2000                                      2,100
       2,100,000 shares at June 30, 2001                      2,100
    Additional Paid In Capital                                    0                   0                   0
    Accumulated deficit during development stage         (1,985,336)         (1,898,393)         (1,542,754)
                                                        -----------         -----------         -----------
          Total stockholders' equity                    $(1,983,236)        $(1,896,293)        $(1,540,654)
                                                        -----------         -----------         -----------

                Total liabilities and

                stockholders' equity                    $         0         $         0         $         0
                                                        ===========         ===========         ===========



See Accompanying Notes to Financial Statements.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME
                                   (RESTATED)

                                                   Three Months Ended                       Six Months Ended
                                            -------------------------------         -------------------------------
                                               June 30,            June 30,            June 30,             June 30,
                                                   2001                2000                2001                2000
                                            -----------         -----------         -----------         -----------
                                                                (unaudited)                             (unaudited)
Revenues                                    $         0         $         0         $         0         $         0
Cost of revenue                                       0                   0                   0                   0
                                            -----------         -----------         -----------         -----------
         Gross profit                       $         0         $         0         $         0         $         0
General, selling and
  administrative expenses                         4,868                   0               5,943             100,000
                                            -----------         -----------         -----------         -----------

         Operating (loss)                   $    (4,868)        $         0         $    (5,943)        $  (100,000)

Nonoperating income (expense)
  Interest expense                          $   (40,500)        $   (40,500)        $   (81,000)        $  (180,000)
                                            -----------         -----------         -----------         -----------

         Net (loss)                         $   (45,368)        $   (40,500)        $   (86,943)        $  (180,000)
                                            ===========         ===========         ===========         ===========

         Net (loss) per share, Basic
         and diluted (Note 2)               $     (0.02)        $     (0.02)        $     (0.04)        $     (0.09)
                                            ===========         ===========         ===========         ===========

         Average number of shares
         of common stock outstanding          2,100,000           2,100,000           2,100,000           2,100,000
                                            ===========         ===========         ===========         ===========



See Accompanying Notes to Financial Statements.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME
                                   (RESTATED)

                                                                                   Sept 10, 1996
                                             Year Ended          Year Ended       (inception) to
                                           December 31,        December 31,             June 30,
                                                   2000                1999                 2001
                                           ------------        ------------       --------------
Revenues                                    $         0         $         0         $         0

Cost of revenue                                       0                   0                   0
                                            -----------         -----------         -----------

         Gross profit                       $         0         $         0         $         0

General, selling and
  administrative expenses                       194,639           1,515,654           1,713,468
                                            -----------         -----------         -----------

         Operating (loss)                   $  (194,639)        $(1,515,654)        $(1,713,468)

Nonoperating income (expense)
  Interest expense                             (161,000)            (25,000)           (226,500)
                                            -----------         -----------         -----------

         Net (loss)                         $  (355,639)        $(1,540,654)        $(1,939,968)
                                            ===========         ===========         ===========

         Net (loss) per share, Basic
         and diluted (Note 2)               $     (0.17)        $     (0.73)        $     (0.92)
                                            ===========         ===========         ===========

         Average number of shares
         of common stock outstanding          2,100,000           2,100,000           2,100,000
                                            ===========         ===========         ===========



See Accompanying Notes to Financial Statements.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (RESTATED)

                                                                                                            Accumulated
                                                                                                             (Deficit)
                                                         Common Stock                   Additional            During
                                                -------------------------------           Paid-In           Development
                                                  Shares               Amount             Capital              Stage
                                                -----------         -----------         -----------         -----------
Sale of 2,100,000 shares, Sept. 10, 1996          2,100,000         $     2,100         $         0         $         0

Net (loss), December 31, 1996                                                                                    (2,100)
                                                -----------         -----------         -----------         -----------

Balance, December 31, 1996                        2,100,000         $     2,100         $         0         $    (2,100)

Net (loss), December 31, 1997                                                                                         0
                                                -----------         -----------         -----------         -----------

Balance, December 31, 1997                        2,100,000         $     2,100         $         0         $    (2,100)

Net (loss), December 31, 1998                                                                                         0
                                                -----------         -----------         -----------         -----------

Balance, December 31, 1998                        2,100,000         $     2,100         $         0         $    (2,100)

March 15, 1999, changed from no
   par value to $0.001                                                   (2,079)              2,079

March 15, 1999, forward stock
   100:1                                                                  2,079              (2,079)

Net (loss), December 31, 1999                                                                                (1,540,654)
                                                -----------         -----------         -----------         -----------

Balance, December 31, 1999                        2,100,000         $     2,100         $         0         $(1,542,754)

Net (loss), December 31, 2000                                                                                  (355,639)
                                                -----------         -----------         -----------         -----------

Balance, December 31, 2000                        2,100,000         $     2,100         $         0         $(1,898,393)

Net (loss), June 30, 2001                                                                                       (86,943)

Balance, June 30, 2001                            2,100,000         $     2,100         $         0         $(1,985,336)
                                                ===========         ===========         ===========         ===========



See Accompanying Notes to Financial Statements.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (RESTATED)

                                                         Three Months Ended                   Six Months Ended
                                                      June 30,          June 30,          June 30,          June 30,
                                                          2001              2000              2001              2000
                                                     ---------         ---------         ---------         ---------
                                                                      (unaudited)                          (unaudited)
Cash Flows From Operating Activities

  Net (loss)                                         $ (45,368)        $ (40,500)        $ (86,943)        $(180,000)

  Adjustments to reconcile net (loss) to cash
  (used in) operating activities:
  Changes in assets and liabilities
  Increase in accounts payable and
      accrued expenses                                  45,368            40,500            85,868            80,000
  Officer advances                                           0                 0             1,075                 0
                                                     ---------         ---------         ---------         ---------

       Net cash (used in) operating
          activities                                 $       0         $       0         $       0         $(100,000)
                                                     ---------         ---------         ---------         ---------

Cash Flows From Investing Activities                 $       0         $       0         $       0         $       0
                                                     ---------         ---------         ---------         ---------

Cash Flows From Financing Activities

       Issuance of common stock                      $       0         $       0         $       0         $       0
       Proceeds from notes payable                           0                 0                 0           100,000
                                                     ---------         ---------         ---------         ---------

       Net cash provided by financing
          activities                                 $       0         $       0         $       0         $ 100,000
                                                     ---------         ---------         ---------         ---------

       Net increase (decrease) in cash
          and cash equivalents                       $       0         $       0         $       0         $       0

Cash and cash equivalents,
  beginning of period                                        0         $       0                 0                 0
                                                     ---------         ---------         ---------         ---------

Cash and cash equivalents, end of period             $       0         $       0         $       0         $       0
                                                     =========         =========         =========         =========



See Accompanying Notes to Financial Statements.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (RESTATED)

                                                                                           Sept. 10, 1996
                                                       Year Ended          Year Ended      (inception) to
                                                     December 31,         December 31,           June 30,
                                                             2000                1999                2001
                                                      -----------         -----------      --------------
Cash Flows From Operating Activities

  Net (loss)                                          $  (355,639)        $(1,540,654)        $(1,985,336)
  Adjustments to reconcile net (loss) to cash
  (used in) operating activities:
  Changes in assets and liabilities
  Increase in accounts payable and
      accrued expenses                                    254,792              25,000             365,660
  Officer advances                                            847              15,654              17,576
                                                      -----------         -----------         -----------

       Net cash (used in) operating activities        $  (100,000)        $(1,500,000)        $(1,602,100)
                                                      -----------         -----------         -----------

Cash Flows From Investing Activities                  $         0         $         0         $         0
                                                      -----------         -----------         -----------

Cash Flows From Financing Activities

       Issuance of common stock                       $         0         $         0         $     2,100
       Proceeds from notes payable                        100,000           1,500,000           1,600,000
                                                      -----------         -----------         -----------

       Net cash provided by financing
          activities                                  $   100,000         $ 1,500,000         $ 1,602,100
                                                      -----------         -----------         -----------

       Net increase (decrease) in cash
          and cash equivalents                        $         0         $         0         $         0

Cash and cash equivalents,
  beginning of period                                           0                   0                   0
                                                      -----------         -----------         -----------

Cash and cash equivalents, end of period              $         0         $         0         $         0
                                                      ===========         ===========         ===========



See Accompanying Notes to Financial Statements.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2001 and December 31, 2000 and 1999.

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

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

NOTE 2. NOTES PAYABLE

As of June 30, 2001, the Company had a short term note payable of:

12% Note Payable to Interlochen Enterprises, Inc. dated January 28, 2000,
interest due quarterly, principal payable on demand                    $ 100,000
                                                                       =========

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

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

NOTE 2. CONVERTIBLE DEBT (CONTINUED)

(6) In lieu of issuing any fraction of a share upon the conversion of the debenture, the Company shall pay to the holder hereof for any fraction of a share otherwise issuable upon the conversion cash equal to the same fraction of the ten current per share market price of the common stock.

(7) In the event Company fails to make any payment of principal and interest, said failure to pay shall constitute a default under the terms of the debenture and, subject to the terms and conditions contained in the debenture, the entire unpaid principal and interest shall be due an payable. No debenture holder may institute any suit or proceeding for the enforcement of the payment of principal or interest unless the holders of more than 25 percent in amount of all outstanding debentures of the issue join in the suit or proceeding. In the event the Company and the shareholders of LLO-Gas, Inc. do not enter into a business combination which closes on or before December 31, 1999, an individual debenture holder may institute any suit or proceeding in the event of default.

(8) Company and LLO-Gas, Inc. may at any time prepay in whole or in part, the principal amount, plus accrued interest lot he date of prepayment, of all outstanding debentures of this issue, upon 30 days written notice by certified or registered mail to the registered owners of all outstanding debentures.

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

        Three Year 10% Convertible Note Number 1 payable to
            Interlochen Enterprises, Inc. dated as of
            November 1, 1999, interest due quarterly,
            principal due October 31, 2002                           $  250,000

        Three Year 10% Convertible Note Number 2 payable to
            Meridian Enterprises, Inc. dated as of November
            1, 1999, interest due quarterly, principal due
            October 31, 2002                                            250,000

        Three Year 10% Convertible Note Number 3 payable to
            CRS Financial Corp., Ltd. dated as of November
            1, 1999, interest due quarterly, principal due
            October 31, 2002                                            250,000

        Three Year 10% Convertible Note Number 4 payable to
            CRS Financial Corp., Ltd. dated as of November
            1, 1999, interest due quarterly, principal due
            October 31, 2002                                            250,000

        Three Year 10% Convertible Note Number 5 payable to
            CRS Financial Corp., Ltd. dated as of November
            1, 1999, interest due quarterly, principal due
            October 31, 2002                                            250,000

        Three Year 10% Convertible Note Number 6 payable to
            CRS Financial Corp., Ltd. dated as of November
            1, 1999, interest due quarterly, principal due
            October 31, 2002                                            250,000
                                                                     -----------
                                                                     $1,500,000
                                                                     ===========

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

NOTE 3. STOCKHOLDERS' EQUITY (CONTINUED)

Common stock

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On September 15, 1996, the Company authorized and issued 21,000 shares of its no par value common stock in consideration of $2,100 in cash.

On March 15, 1999, the State of Nevada approved the Company's amended Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001 per share. Also, on March 15, 1999, the Company's shareholders approved a forward split of its common stock at one hundred shares for one share of the existing shares. The number of common stock shares outstanding increased from 21,000 to 2,100,000. Prior period information has been restated to reflect the stock split.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2001, 2000, 1999, and since inception. As of June 30, 2001 and December 31, 2000 and 1999 and since inception, the Company had no dilutive potential common shares.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

NOTE 4. INCOME TAXES

There is no provision for income taxes for the period ended June 30, 2001, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of June 30, 2001 is as follows:

               Net operating loss carry forward    $ 1,985,336
               Valuation allowance                 $(1,985,336)
                                                   ------------
               Net deferred tax asset              $         0

The net federal operating loss carry forward will expire between 2016 and 2020. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 5. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. Until that time, the stockholders, officers, and directors have committed to advancing the operating costs of the company. Do to the unusual nature described in Notes 8 and 9, subsequent to the balance sheet date, the Company filed for protection under Chapter 11 of the Bankruptcy Code. See
Note 10 for description of the Plan of Reorganization.

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

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

NOTE 8. LITIGATION (CONTINUED)

        unauthorized transactions for his personal benefit. The plaintiff also alleges that John Castellucci made certain fraudulent statements to the West Star Board of Directors, which inducted them not to exercise a West Star business opportunity to acquire the ARCO Facilities for itself and to consent to the acquisition of the ARCO Facilities by LLO-Gas, Inc.

        On April 26, 2000, West Star dismissed the entire action as to all parties with prejudice. West Star had sought general and special damages of $3.5 million against John D. Castellucci, the imposition of a constructive trust on the Company's facilities which were purchased from ARCO (the "ARCO Facilities"), an order compelling the Company to return the ARCO Facilities, an accounting, and the cost of the suit, prejudgment interest, attorneys' fees and such other relief as the court may deem just and proper.

(b) In December 1999, M. Mehdi Mostaedi loaned LLO-Gas, Inc. $150,000. LLO-Gas, Inc. and John Castellucci jointly executed a promissory note dated December 16, 1999 (the "Mostaedi Note") in the principal amount of $150,000. The Mostaedi Note bears interest at the rate of 9% per annum and was due and payable as to principal and interest on February 16, 2000. The Mostaedi Note was secured with a pledge of 2,000,000 shares of the Company's common stock owned by John Castellucci pursuant to a Pledge Agreement dated December 20, 1999 between John Castellucci and M. Mehdi Mostaedi. The pledge holder currently hold John Castellucci's shares in LLO-Gas, Inc. as collateral for the obligation.

        On April 11, 2000, M. Mehdi Mostaedi filed a lawsuit against the Company and John Castellucci in the Superior Court of the State of California, West District, Santa Monica, California (Case Number SC 016250), alleging breach of contract and default under the Mostaedi Note. M. Mehdi Mostaedi seeks damages in the amount of $150,000, interest on that amount at the rate of 9% from December 16, 1999, and costs of the suit. The Company has been served with the complaint but has not filed an answer to the complaint. On or about August 17, 2000, M. Mehdi Mostaedi filed a request to enter the default against the Company (and John Castellucci). On May 31, 2001, Judgment was entered, after default, by the Court, in favor of M. Mehdi Mostaedi and against John D. Castellucci and Company (LLO-Gas, Inc. and the Doe Defendants were dismissed). Judgment was for the principal sum of $150,000, interest through May 31, 2001 of $13,610.96, attorneys' fees of $3,290.00 for a total of $166,900.96, with costs of $267.00. The Company disputes the existence of the obligation and no notice of entry of judgment has been served upon the Company. M. Mehdi Mostaedi may be required to file a proof of claim in the Chapter 11 proceeding to have any rights adjudicated.

(c) On October 17, 2000, Yuri Zaloznyy ("Zaloznyy") sued John Castellucci, the Company, LLO-Gas, Inc., and others, in an adversary proceeding in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division.

        Zaloznyy seeks general and special damages from all defendants for breach of contract, fraud, breach of fiduciary duty, conversion, constructive trust, fraudulent or void conveyance, specific performance, dissolution of certain of the defendants, and damages. The Company has filed an answer to the complaint,

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

NOTE 8. LITIGATION (CONTINUED)

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

        The California Superior Court, on October 25, 2000, ordered that John Castellucci shall surrender for cancellation certificate number 160 to the Company or to the Company's transfer agent for cancellation and that said shares are to be restored to authorized but unissued status. It was further ordered that if Castellucci did not surrender for cancellation said certificate number 160 or cause said certificate to be surrendered, the Company may forthwith issue instructions to its transfer agent that said shares of stock are no longer to been deemed issued and outstanding, that said shares are to be restored to authorized but unissued status, and that the number of issued and outstanding shares of stock of the Company appearing on the Company's stockholder records are to be reduced by said 9,900,000 shares. Further, the California Superior Court determined that John Castellucci be deemed to not to have any right, title and interest in the 9,900,000 shares evidenced by certificate number 160. A copy of the order of the California Superior Court was delivered to the Company's transfer agent and said shares have been canceled. (See Note 3 above.)

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

NOTE 9. MUTUAL RESCISSION AGREEMENT AND MUTUAL RELEASE

On December 10, 1999, the Company entered into a Plan and Agreement of Reorganization with LLO-Gas, Inc. and John Castellucci. On December 20, 1999, there was a closing under the Plan and Agreement of Reorganization and LLO-Gas, Inc. became a wholly owned subsidiary of the Company and there was a change of control of the Company. Between December 20, 1999 and August 11, 2000, differences of opinion as to matters of fact and as to matters of law have arisen by and between certain of the shareholders of the Company, who were shareholders prior to the closing, and between the Company, John Castellucci and LLO-Gas, Inc. In addition, on June 7, 2000, LLO-Gas, Inc. filed a Voluntary 27. Petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division, case number SV 00- 15398-AG. Said Chapter 11 Bankruptcy is currently pending and effects LLO-Gas, Inc. Predicated upon the

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

NOTE 9. MUTUAL RESCISSION AGREEMENT AND MUTUAL RELEASE (CONTINUED)

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

NOTE 10. SUBSEQUENT EVENTS

On August 8, 2001, the Company filed Chapter 11 proceeding under the Bankruptcy Code (title 11, United States Code) with the United States Bankruptcy Court, District of Nevada. The Company will file a motion to confirm a Plan of Reorganization ("Plan"). Chapter 11 allows the Company to reorganize or liquidate pursuant to this plan. Under the plan, the Company intends to raise funds through shareholder loans and issuance of authorized, unissued stock. These funds will be used to pay administrative claims from the filing and create a "pot distribution" that will be shares by the impaired creditors of the Company. The Company intends to continue operations after acceptance of the Plan of Reorganization.

Item II. Management's Discussion and Analysis or Plan of Operation

        The Company currently is contemplating the filing of a Chapter 11 proceeding under the Bankruptcy Act (See Item 5(a) below).

        The Company is now dependent upon its officers to meet any de minimis costs which may occur. Kimberly Lynn Jack, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

        In addition, since the Company has no current operating history nor any revenues or earnings from operations, with no significant assets or financial resources, the Company will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity and consummate such a business combination.

        This discussion may contain certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. The factors that may cause actual results to differ materially is that the Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public company and that there can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or including a business combination.

Item III. Qualitative and Quantitative Disclosures About Market Risk

        The Company has neither considered or conducted any research concerning qualitative and quantitative market risk.

                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings

        (a) On February 29, 2000, West Star Energy Group, Inc. ("West Star") sued John D. Castellucci, the Company and its wholly-owned operating subsidiary, LLO-Gas, Inc., in the Superior Court of the State of California, County of Los Angeles (Case Number BC 225568). Until August 10, 2000, John D. Castellucci was President, Chief Financial Officer, Secretary, director and the principal shareholder of the Company, and President, a director and the principal shareholder of West Star. West Star, through its Board of Directors (other than John D. Castellucci), alleges that John D. Castellucci breached his fiduciary duty to West Star and engaged in a series of unauthorized transactions for his personal benefit. The plaintiff also alleges that John D. Castellucci made certain fraudulent statements to the West Star Board of Directors, which induced them not to exercise a West Star business opportunity to acquire the ARCO Facilities for itself and to consent to the acquisition of the ARCO Facilities by LLO-Gas, Inc.

        On April 26, 2000, West Star dismissed the entire action as to all parties with prejudice. West Star had sought general and special damages of $3.5 million against John D. Castellucci, the imposition of a constructive trust on the Company's facilities which were purchased from ARCO (the "ARCO Facilities"), an order compelling the Company to return the ARCO Facilities, an accounting, and the costs of the suit, prejudgment interest, attorneys' fees and such other relief as the court may deem just and proper.

        (b) In December 1999, M. Mehdi Mostaedi loaned LLO-Gas, Inc. $150,000. LLO-Gas, Inc. and John D. Castellucci jointly executed a promissory note dated December 16, 1999 (the "Mostaedi Note") in the principal amount of $150,000. The Mostaedi Note bears interest at the rate of 9% per annum and was due and payable as to principal and interest on February 16, 2000. The Mostaedi Note was secured with a pledge of 2,000,000 shares of the Company's common stock owned by John D. Castellucci pursuant to a Pledge Agreement dated December 20, 1999 between John D. Castellucci and M. Mehdi Mostaedi.

        On April 11, 2000, M. Mehdi Mostaedi filed a lawsuit against the Company and John D. Castellucci in the Superior Court of the State of California, West District, Santa Monica, California (Case Number SC 016250), alleging breach of contract and default under the Mostaedi Note. M. Mehdi Mostaedi sought damages in the amount of $150,000, interest on that amount at the rate of 9% from December 16, 1999, and costs of the suit. The Company had been served with the complaint but did not filed an answer to the complaint. On or about August 17, 2000, M. Mehdi Mostaedi filed a request to enter the default against the Company (and John D. Castellucci). On May 31, 2001, Judgment was entered, after default, by the Court, in favor of M. Mehdi Mostaedi and against John D. Castellucci and Company (LLO-Gas, Inc. and the Doe defendants were dismissed). Judgment was for the principal sum of $150,000, interest through May 31, 2001 of $13,610.96, attorneys' fees of $3,290.00 for a total of $166,900.96, with costs of $267.00. The Company disputes the existence of the obligation and no notice of entry of judgment has been served upon the Company. M. Mehdi Mostaedi may be required to file a proof of claim in the Chapter 11 proceeding (See Item 5) to have any rights adjudicated.

Item 2 - Changes in the Rights of the Company's Security Holders ..........None

Item 3 - Defaults by the Company on its Senior Securities .................None

Item 4 - Submission of Matter to Vote of Security Holders .................None

Item 5 - Other Information


        On August 8, 2001, the Company filed a proceeding under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, District of Nevada, case number 01-18156 rcj, 300 Las Vegas Boulevard South, Las Vegas, Nevada 89106. Said bankruptcy proceeding was required predicated upon the Company's present lack of operations, assets or financial resources to defend against those creditors claiming potential obligations or contingent obligations from the Company, in connection with the period of time that LLO-Gas, Inc. was a wholly-owned operating subsidiary of the Company.

        In furtherance of the filing of the Chapter 11 proceeding, the Company prepared a Disclosure Statement and Plan of Reorganization ("Plan") which was furnished along with a ballot, prior to the commencement of a Chapter 11 proceeding, in connection with a selected solicitation by the Company of consents and acceptances by certain creditors and interest holders to the Plan. The majority shareholders of the Company, who are also directors, have approved the Plan and the Company is the proponent of the Plan. The Plan is intended to treat the claims of the Company's creditors and the interests of the shareholders and to reorganize the Company's business affairs. It is believed by the Company that the Bankruptcy Court will approve the Plan and the Company will file a motion for an order confirming the Plan. The Motion will be served upon all impaired creditors and shareholders who reject the Plan and on the Office of the United States Trustee. The Company will cause to the circulated to all creditors and interested parties, along with the Plan, a copy of the Form 10-KSB/Amendment No. 1 filed with the Securities and Exchange Commission which contains a description of the business and year end financial statements.

        The implementation of the Plan was contingent upon the commencement of a proceeding under Chapter 11 of the Bankruptcy Act. If the Court finds that the disclosure statement is adequate and the Plan and the solicitation otherwise complies with all statutory requirements, the Plan will be confirmed. It is intended by the Company that the Plan be deemed to be a so-called "cram-down" proceeding.

        The only sources of money and property available to pay creditors of the Company, under the Plan, will be funds derived from shareholder loans and the issuance of 100,000 shares of authorized and unissued stock. Upon the funding of the shareholder loan, the Company will have sufficient funds to pay its Chapter 11 administrative claims in full and otherwise perform under the Plan. All remaining loan funds will be allocated to the impaired creditors as a "pot distribution," a single fund of monies for the creditors to share pro-rata, along with a pro-rata share of 100,000 shares of common stock of the Company which is unregistered. No monies or shares will be allocated to the class of shareholders. The creditors shall not be entitled to receive any additional funds, and the remaining unpaid amount for each creditor's claim will be deemed discharged.

        As a condition of receiving shares, each creditor who receives shares must agree that said shares are being acquired for investment purposes only and not with a view towards resale or redistribution in violation of state and federal securities laws, including the Securities Act of 1933, as amended. Acceptance of the shares by the creditor, under the Plan, and the failure to return said shares within ten (10) days after mailing by the transfer agent or a designated disbursing agent shall be deemed acceptance of the investment intent. Any shares returned will be returned to the Company for cancellation and any creditor who returns said shares will be considered to have received its full entitlement under the Plan despite the return. The creditors can expect payment within 60 days after the Plan has been confirmed by the Company.

Item 6 - Exhibits and Reports on Form 8-K

        None.

                                   SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 14, 2001                 DISCOVERY INVESTMENTS, INC.
                                       (Registrant)


                                       By: /s/ Kimberly Lynn Jack
                                          --------------------------------------
                                          Kimberly Lynn Jack
                                          President