Form 10QSB
period 2001-09-30
DISCOVERY INVESTMENTS INC
filed 2001-11-26
CIK 1083459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM TO .

COMMISSION FILE NUMBER 000-26175

DISCOVERY INVESTMENTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0409151

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6767 W. Tropicana Avenue, Suite 207 Las Vegas, Nevada	89103

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (702) 248-1047

N/A

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Outstanding at
Class	September 30, 2001

Common Stock, par value $.001 per share	2,100,0001/
______________
1/	2,199,882 shares will be issued and outstanding giving effect to the stock issuance referenced in Part I, Item II below.

Transitional Small Business Disclosure Format: Yes [   ] No [X]

PART I

FINANCIAL INFORMATION

Item I. Financial Statements

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)

FINANCIAL REPORTS

SEPTEMBER 30, 2001
DECEMBER 31, 2000

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)

CONTENTS

INDEPENDENT AUDITOR’S REPORT ON THE FINANCIAL STATEMENTS	4
FINANCIAL STATEMENTS Balance Sheets	5
Statements of Income	6-7
Statements of Stockholders’ Equity	8
Statements of Cash Flows	9-10
Notes to Financial Statements	11-15

Independent Auditor’s Report

To the Board of Directors
Discovery Investments, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheet of Discovery Investments, Inc. (A Development Stage Company) as of September 30, 2001 and December 31, 2000 and the related statements of income, stockholders’ equity, and cash flows for the three months ended September 30, 2001, the nine months ended September 30, 2001 and the year ended December 31, 2000 and the period September 10, 1996 (date of inception) through September 30, 2001. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Discovery Investments, Inc. (A Development Stage Company) as of September 30, 2001 and December 31, 2000 and the results of its operations and cash flows for the three months ended September 30, 2001, the nine months ended September 30, 2001, the year ended December 31, 2000 and the period September 10, 1996 (date of inception) through September 30, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, effective September 24, 2001, the Company completed its reorganization after seeking protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a Reorganization Plan which was confirmed by the Bankruptcy Court on September 24, 2001. As discussed in Note 4 to the financial statements, the Company has no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC
November 12, 2001
Henderson, Nevada

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)

BALANCE SHEETS
(Restated)

	September 30,	December 31,	December 31,
	2001	2000	1999

ASSETS
CURRENT ASSETS	$0	$0	$0

Total current assets	$0	$0	$0

Total assets	$0	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short term notes payable	$0	$0	$0
Accounts payable	50,000	0	0
Interest payable	0	0	0
Officers advances	0	0	0

Total current liabilities	$50,000	$0	$0

LONG TERM DEBT	$0	$0	$0

Liabilities Subject to Compromise	$0	$1,896,293	$1,540,654
Total liabilities	$50,000	$1,896,293	$1,540,654

STOCKHOLDERS’ EQUITY (DEFICIT) (Note 2 and 4)
Common stock: $0.001 par value; authorized 25,000,000 shares; issued and outstanding:
2,100,000 shares at December 31, 1999;			2,100
2,100,000 shares at December 31, 2000;		2,100
2,100,000 shares at September 30, 2001	2,100
Additional Paid In Capital	0	0	0
Accumulated deficit during development stage	(52,100)	(1,898,393)	(1,542,754)

Total stockholders’ equity (deficit)	$(50,000)	$(1,896,293)	$(1,540,654)

Total liabilities and stockholders’ equity	$0	$0	$0

See Accompanying Notes to Financial Statements.

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)

STATEMENTS OF INCOME
(Restated)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

		(unaudited)		(unaudited)
Revenues	$0	$0	$0	$0
Cost of revenue	0	0	0	0

Gross profit	$0	$0	$0	$0
General, selling and administrative expenses	3,500	0	9,443	100,000

Operating (loss)	$(3,500)	$0	$(9,443)	$(100,000)
Nonoperating income (expense)
Interest expense	$(17,753)	$(40,500)	$(98,753)	$(120,500)

(Loss) before reorganization items and extraordinary item	$(21,253)	$(40,500)	$(108,196)	$(220,500)
Reorganization items (Note 2)	(30,000)	0	(30,000)	0

(Loss) before extraordinary item	$(51,253)	$(40,500)	$(138,196)	$(220,500)
Extraordinary gain on prepetition debt discharge (Note 2)	$1,984,489	$0	$1,984,489	$0

Net income (loss)	$1,933,236	$(40,500)	$1,846,293	$(220,500)

Net (loss) per share, Basic and diluted (Note 2)	$0.92	$(0.02)	$0.88	$(0.11)

Average number of shares of common stock outstanding	2,100,000	2,100,000	2,100,000	2,100,000

See Accompanying Notes to Financial Statements.

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
STATEMENTS OF INCOME
(Restated)

			Sept 10, 1996
	Year Ended	Year Ended	(inception) to
	December 31,	December 31,	September 30,
	2000	1999	2001

Revenues	$0	$0	$0
Cost of revenue	0	0	0

Gross profit	$0	$0	$0
General, selling and administrative expenses	194,639	1,515,654	1,721,836

Operating (loss)	$(194,639)	$(1,515,654)	$(1,721,836)
Nonoperating income (expense)
Interest expense	(161,000)	(25,000)	(284,753)

(Loss) before reorganization items and extraordinary item	$(355,639)	$(1,540,654)	$(2,006,589)
Reorganization items (Note 2)	0	0	(30,000)

(Loss) before extraordinary item	$(355,639)	$(1,540,654)	$(2,036,589)
Extraordinary gain on prepetition debt discharge (Note 2)	$0	$0	$1,984,489

Net (loss)	$(355,639)	$(1,540,654)	$(52,100)

Net (loss) per share, Basic and diluted (Note 2)	$(0.17)	$(0.73)	$(0.02)

Average number of shares of common stock outstanding	2,100,000	2,100,000	2,100,000

See Accompanying Notes to Financial Statements.

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY
(Restated)

				Accumulated
				(Deficit)
	Common Stock		Additional	During
			Paid-In	Development
	Shares	Amount	Capital	Stage

Sale of 2,100,000 shares, Sept. 10, 1996	2,100,000	$2,100	$0	$0
Net (loss), December 31, 1996				(2,100)

Balance, December 31, 1996	2,100,000	$2,100	$0	$(2,100)
Net (loss), December 31, 1997				0

Balance, December 31, 1997	2,100,000	$2,100	$0	$(2,100)
Net (loss), December 31, 1998				0

Balance, December 31, 1998	2,100,000	$2,100	$0	$(2,100)
March 15, 1999, changed from no par value to $0.001		(2,079)	2,079
March 15, 1999, forward stock 100:1		2,079	(2,079)
Net (loss), December 31, 1999				(1,540,654)

Balance, December 31, 1999	2,100,000	$2,100	$0	$(1,542,754)
Net (loss), December 31, 2000				(355,639)

Balance, December 31, 2000	2,100,000	$2,100	$0	$(1,898,393)
Net (loss), September 30, 2001				1,846,293
Balance, September 30, 2001	2,100,000	$2,100	$0	$(52,100)

See Accompanying Notes to Financial Statements.

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Restated)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

		(unaudited)		(unaudited)
Cash Flows From Operating Activities
Net income (loss)	$1,933,236	$(40,500)	$1,846,293	$(220,500)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Extraordinary gain on prepetition debt discharge	(1,984,489)	0	(1,984,489)	0
Reorganization items
Professional fees	30,000	0	30,000	0
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	21,253	40,500	107,121	120,500
Officer advances	0	0	1,075	0

Net cash (used in) operating activities	$0	$0	$0	$(100,000)

Cash Flows From Investing Activities	$0	$0	$0	$0

Cash Flows From Financing Activities
Issuance of common stock	$0	$0	$0	$0
Proceeds from notes payable	0	0	0	100,000

Net cash provided by financing activities	$0	$0	$0	$100,000

Net increase (decrease) in cash and cash equivalents	$0	$0	$0	$0
Cash and cash equivalents, beginning of period	0	$0	0	0

Cash and cash equivalents, end of period	$0	$0	$0	$0

Supplemental Schedule of Non-Cash
Investing and Financing Activities
Discharge of short term notes payable	$100,000	$0	$0	$0
Discharge of long term notes payable	1,500,000	0	0	0

See Accompanying Notes to Financial Statements.

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Restated)

			Sept. 10, 1996
	Year Ended	Year Ended	(inception) to
	December 31,	December 31,	September 30,
	2000	1999	2001

Cash Flows From Operating Activities
Net (loss)	$(355,639)	$(1,540,654)	$(52,100)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Extraordinary gain on prepetition debt discharge	0	0	(1,984,489)
Reorganization items
Professional fees	0	0	30,000
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	254,792	25,000	386,913
Officer advances	847	15,654	17,576

Net cash (used in) operating activities	$(100,000)	$(1,500,000)	$(1,602,100)

Cash Flows From Investing Activities	$0	$0	$0

Cash Flows From Financing Activities
Issuance of common stock	$0	$0	$2,100
Proceeds from notes payable	100,000	1,500,000	1,600,000

Net cash provided by financing activities	$100,000	$1,500,000	$1,602,100

Net increase (decrease) in cash and cash equivalents	$0	$0	$0
Cash and cash equivalents, beginning of period	0	0	0

Cash and cash equivalents, end of period	$0	$0	$0

Supplemental Schedule of Non-Cash
Investing and Financing Activities
Discharge of short term notes payable	$0	$0	$100,000
Discharge of long term notes payable	0	0	1,500,000

See Accompanying Notes to Financial Statements.

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
September 30, 2001 and December 31, 2000

Note 1. Nature of Business and Significant Accounting Policies

Nature of business:

Discovery Investments, Inc. (“Company”) was organized September 10, 1996 under the laws of the State of Nevada. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered a development stage company.

On August 9, 2001 (“Petition Date”), the Company filed a voluntary petition for Chapter 11 protection pursuant to the United States Bankruptcy Code. As of that date, The United States Bankruptcy Court for the District of Nevada (“Bankruptcy Court”) assumed jurisdiction over the assets of the Company. On September 24, 2001, the Bankruptcy Court confirmed the Disclosure Statement and Plan of Reorganization (the “Plan”) submitted by the Debtor. On September 24, 2001, the Plan became effective.

A summary of the Company’s significant accounting policies is as follows:

Basis of presentation

The Company implemented guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 “Financial Reporting By Entities in Reorganization Under the Bankruptcy Code” (“AICPA SOP 90-7”) as of September 30, 2001. Accordingly, the Company’s financial statements for the periods prior to September 30, 2001 are not comparable to financial statements presented on or subsequent to September 30, 2001.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2001 and December 31, 2000 and 1999.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 “Accounting for Income Taxes.” A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001 and December 31, 2000

Note 1. Nature of Business and Significant Accounting Policies (continued)

opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Reporting on costs for start-up activities

Statement of Position 98-5 (“SOP 98-5”), “Reporting on the Costs of Start-Up Activities” which provides guidance on the financial reporting of start-up and organization costs, requires most costs of start-up activities and organization costs to be expensed as incurred. With the adoption of SOP 98-5, there has been little to no effect on the Company’s financial statements.

Year end

The Company originally selected March 31 for its fiscal year end. In 2000, the Company changed its fiscal year end to December 31.

Note 2. Restructuring Items

Pursuant to he Disclosure Statement and Plan of Reorganization becoming effective September 24, 2001, all general unsecured claims were discharged in exchange for cash payments that will total no more than $50,000. The $50,000 has been pledged by an impaired interest holder-shareholder to pay the Chapter 11 administrative claims in full. All remaining loan proceeds will be allocated to the Class One impaired creditors as a “pot distribution”; a single fund of the monies for the Class One creditors to share pro-rata, along with a pro-rata share of unregistered common stock, not to exceed 100,000 shares, of the Debtor.

The discharge of debt has been reflected in the accompanying September 30, 2001 financial statements. The Company’s post-reorganization balance sheet as of September 30, 2001 becomes the opening balance sheet for the reorganized Company, as reflected in the following table:

	Adjustments to Record the Plan of Reorganization

	Balance	Debt	Balance
	Sheet	Discharge	Sheet

ASSETS	$0	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$20,000	$30,000	$50,000

Liabilities Subject to Compromise
Short term notes payable	$100,000	$(100,000)	$0

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001 and December 31, 2000

Note 2. Restructuring Items (continued)

Accounts payable	82,160	(82,160)	0
Interest payable	284,753	(284,753)	0
Officer’s advances	17,576	(17,576)	0
Notes payable	1,500,000	(1,500,000)	0

Total Liabilities Subject to Compromise	$1,984,489	$(1,984,489)	$0

Total Liabilities	$2,004,489	$(1,954,489)	$50,000

Stockholders’ Equity
Common Stock	$2,100	$0	$2,100
Accumulated Deficit	(2,006,589)	(1,954,489)	(52,100)

Total Stockholders’ Equity	$(2,004,489)	$(1,954,489)	$(50,000)

Total Liabilities and Stockholders’ Equity	$0	$0	$0

The following proforma statements of operations reflect the results of operations as if the reorganization had been effective December 31, 2000.

PRO FORMA STATEMENTS OF INCOME

	For the Nine Months Ended September 30, 2001

	As Reported	Adjustments		Proforma

Revenues	$0	$0		$0
Cost of revenue	0	0		0

Gross profit	$0	$0		$0
General, selling and administrative expenses	3,500	0		3,500

Operating (loss)	$(3,500)	$0		$(3,500)
Nonoperating income (expense)
Interest expense	(17,753)	0		(17,753)

(Loss) before reorganization items and extraordinary item	$(21,253)	$0		$(21,253)
Reorganization items (Note 2)	(30,000)	30,000	(1)	0

(Loss) before extraordinary item	$(51,253)	$30,000		$(21,253)
Extraordinary gain on prepetition debt discharge (Note 2)	$1,984,489	$(1,984,489	)(2)	$0

Net (loss)	$(1,933,236)	$(1,954,489)		$(21,253)

Net (loss) per share, Basic and diluted (Note 2)	$(0.92)	$(0.93)		$(0.01)

(1)  Elimination of effect of reorganization items

(2)  Elimination of the gain on pre-petition debt discharge

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001 and December 31, 2000

Note 3. Reorganization Items

Reorganization Items consisted of the following for the nine month period ended September 30, 2001 and the year ended December 31, 2000:

	September 30,	December 31,
	2001	2000

Professional Fees	$30,000	$0

Note 4. Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On September 15, 1996, the Company authorized and issued 21,000 shares of its no par value common stock in consideration of $2,100 in cash.

On March 15, 1999, the State of Nevada approved the Company’s Amended Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001 per share. Also, on March 15, 1999, the Company’s shareholders approved a forward split of its common stock at one hundred shares for one share of the existing shares. The number of common stock shares outstanding increased from 21,000 to 2,100,000. Prior period information has been restated to reflect the stock split.

The Company has not authorized any preferred stock.

Net loss per common share

Net loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share.” The weighted-average number of common shares outstanding during each period is used to compute basic loss per share. Diluted loss per share is computed using the weighted averaged number of shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2001, 2000, 1999, and since inception. As of September 30, 2001 and December 31, 2000 and 1999 and since inception, the Company had no dilutive potential common shares.

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001 and December 31, 2000

Note 5. Income Taxes

There is no provision for income taxes for the period ended September 30, 2001, due to the net loss and no state income tax in Nevada, the state of the Company’s domicile and operations. The Company’s total deferred tax asset as of September 30, 2001 is as follows:

Net operating loss carry forward	$52,100
Valuation allowance	$(52,100)

Net deferred tax asset	$0

The net federal operating loss carry forward will expire between 2016 and 2020. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

For financial reporting purposes, the Company reported an extraordinary gain in the amount of $1,984,489 resulting from the cancellation of indebtedness that occurred from the bankruptcy discharge on the effective date. Pursuant to Section 1087 of the Internal Revenue Code, this extraordinary gain is excluded from income taxation and certain tax attributes of the Company are eliminated or reduced, up to the amount of such income excluded from taxation. As a result, the Company’s net operating loss carryforwards were reduced by the $1,984,489

Note 6. Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. Until the Company has sufficient operations, the officers and directors have committed to advancing the operating costs of the company.

Note 7. Related Party Transactions

The Company neither owns nor leases any real or personal property. The resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

Note 8. Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Item II. Management’s Discussion and Analysis or Plan of Operation

     On August 8, 2001, the Company commenced a Chapter 11 proceeding in the United States Bankruptcy Court, District of Nevada, Case Number 01 1856RCJ, 300 Las Vegas Boulevard South, Las Vegas, Nevada. On September 24, 2001, a motion to confirm the pre-package plan of reorganization was heard and approved. See Item 5 of the Form 10QSB filed on August 14, 2001. See also Part II, Item 1 below.

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

Item III. Qualitative and Quantitative Disclosures About Market Risk.

     The Company has neither considered or conducted any research concerning qualitative and quantitative market risk.

PART II

OTHER INFORMATION

Item 1 — Legal Proceedings

     On August 8, 2001, the Company commenced a Chapter 11 proceeding in the United States Bankruptcy Court, District of Nevada, Case Number 01 1856RCJ, 300 Las Vegas Boulevard South, Las Vegas, Nevada. Said bankruptcy proceeding was required predicated upon the Company’s lack of operations, assets or financial resources to defend against those creditors claiming potential obligations or contingent obligations from the Company, in connection with the period of time that LLO-Gas, Inc. was a wholly-owned operating subsidiary of the Company.

     Prior to the filing of a Chapter 11 proceeding, the Company prepared a Disclosure Statement and Plan of Reorganization (“Plan”) which was furnished along with a ballot, in connection with a selected solicitation by the Company of consents and acceptances by certain creditors and interest holders, without any solicitation by proxy, to the Plan. The majority of shareholders of the Company and creditors approved the Plan and the Company was the proponent of the Plan.

     On September 24, 2001, the Plan was confirmed and the Court found that the disclosure statement was adequate and the Plan and the solicitation otherwise complied with all statutory requirements.

     The source of money and property available to pay creditors of the Company, under the Plan, was funds derived from a $50,0000 shareholder loan and the issuance of 100,000 shares of authorized and unissued stock. Prior to September 24, 2000, there was the funding of the shareholder loan and the Company has sufficient funds to pay its Chapter 11 administrative claims in full and otherwise perform under the Plan. The remaining loan funds will be allocated to the impaired creditors as a “pot distribution,” a single fund of monies for the creditors to share pro-rata, along with a pro-rata share of 100,000 shares of common stock of the Company which has not been registered under the Securities Act of 1933, as amended. No monies or shares will be allocated to the shareholders. The creditors are not entitled to receive any additional funds, and the remaining unpaid amount for each creditor’s claim was deemed discharged.

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

     It is anticipated that not to exceed 137 shares will be returned to the Company for cancellation and the sole creditor who has indicated that he was not going to accept the shares and who will return said shares will be considered to have received his full entitlement under the Plan despite the return. The creditors can expect final payment prior to November 30, 2001.

Item 2 -	Changes in the Rights of the Company’s Security Holders	None
Item 3 -	Defaults by the Company on its Senior Securities	None
Item 4 -	Submission of Matter to Vote of Security Holders	None
Item 5 -	Other Information

     Board Meeting

     The board held three meetings during the current quarter.

     (b)  Committees

     We have not established any audit committee. In addition, we do not have any other compensation or executive or similar committees. We will not, in all likelihood, establish any audit committee until such time as we have achieved minimal revenues. We recognize that an audit committee, when established, will play a critical role in the financial reporting system by overseeing and monitoring management’s and the independent auditors’ participation in the financial reporting process. At such time as we establish an audit committee, the additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, (ii) discussions with the independent auditors of the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented, and (iii) information received from the auditors disclosures regarding the auditors’ Independents Standards Board Standard No. 1, as may be modified or supplemented.

     Our board of directors, consistent with an intent to enhance the reliability and credibility of our financial statements, has submitted the financial statements included in this Form 10-QSB to our independent auditor prior to the filing of this report. An audit was completed for the period then ended.

Item 6 — Exhibits and Reports on Form 8-K

A.     Form 10QSB filed on August 14, 2001.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 26, 2001	DISCOVERY INVESTMENTS, INC. (Registrant)

	By:	/s/ Kimberly Lynn Jack

Kimberly Lynn Jack President