Form 10KSB
period 2001-12-31
DISCOVERY INVESTMENTS INC
filed 2002-03-07
CIK 1083459

Commission File No. 000-26175

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________________ to ________________

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

$.001 Common Stock

(Title of Class)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. [X]

     As of December 31, 2001, there were 2,199,881 shares of the Registrant’s Common Stock, $.001 par value, outstanding.

     The aggregate market value of shares of Common Stock held by non-affiliates of the Registrant as of March 7, 2001 is $303,953.

     State the Registrant’s revenues for the December 31, 2001 fiscal year: $-0-.

Page

Item 1. Description of Business
Item 2. Description of Property
Item 3. Legal Proceedings
Item 4. Submission of Matter to Vote of Security Holders
Item 5. Market for Common Registrant Equity and Related Stockholder Matter
Item 6. Management’s Discussion and Analysis or Plan of Operation
Item 7. Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K
Signatures

3.

Item 1. Description of Business.

Introduction

     Discovery Investments, Inc. (the “Company”) was incorporated on September 10, 1996, under the laws of the State of Nevada to engage in any lawful corporate activity. The Company had been in the development stage until October 26, 1999. Prior to October 26, 1999, the Company could be defined as a “shell” company, whose sole purpose was to locate and consummate a merger or acquisition with a private entity, and the Company did not have any operations.

     On December 10, 1999, the Company entered into a Plan and Agreement of Reorganization with LLO-Gas, Inc. and John Castellucci. On December 20, 1999, there was a closing under the Plan and Agreement of Reorganization and LLO-Gas, Inc. became a wholly owned subsidiary of the Company and there was a change of control of the Company. During the period from inception until October 26, 1999, the Company sustained operational expenses without corresponding revenues, with a resulting net operating loss. On October 26, 1999, LLO-Gas acquired certain ARCO facilities and a so-called card lock facility and commenced operations. LLO-Gas was incorporated in July 1998 under the laws of the State of Delaware. Between December 20, 1999 and August 11, 2000, differences of opinion as to matters of fact and as to matters of law had arisen by and between certain of the shareholders of the Company, who were shareholders prior to the closing, and between the Company, John Castellucci and LLO-Gas, Inc.

     On June 7, 2000, LLO-Gas, Inc. filed a Voluntary Petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division, case number SV 00-15398-AG. On December 1, 2000, the United States Bankruptcy Court converted the pending matter into a Chapter 7 liquidation. Said Chapter 7 effects LLO-Gas, Inc. and not the Company.

     On August 10, 2000, the Company entered into a Mutual Rescission Agreement and Mutual Release with John Castellucci which provided, inter alia, that the Company consents and agrees to rescind that certain Plan and Agreement of Reorganization with John Castellucci consenting and agreeing to the rescission. The parties mutually agreed to forego all rights and benefits provided to each other thereunder.

     On August 9, 2001, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, District of Nevada, Case Number BK-S-01-18156-RCJ. On September 24, 2001, the Bankruptcy Court confirmed the Disclosure Statement and Plan of Reorganization submitted by

4.

the Company and the Company was thereafter released from Bankruptcy.

     On February 28, 2002, Donald Bell became the sole director and officer of the Company. See Item 9.

     Currently, the Company has no revenues or earnings from operations, with no significant assets or financial resources. Accordingly, the Company will in all likelihood continue to sustain operating expenses without corresponding revenues at least, until the consummation of a new business combination.

Plan of Operation

     The Company’s current purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the advantages of a company who has complied with the Securities Act of 1934, as amended (“the 1934 Act”)

     The Company may seek a business opportunity with entities related to or affiliates of Donald Bell which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

     The Company anticipates that the selection of a business opportunity in which to participate may be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, Donald Bell believes that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought and providing liquidity (subject to restrictions of applicable statutes), for all shareholders.

     It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with his personal funds, as interest free loans to the Company or as capital contributions. However, if loans, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate.

5.

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, the Company may acquire stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company’s director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company’s shareholders.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called “tax-free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     The Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company’s audited financial statements included in its annual report on

6.

Form 10-KSB (or 10-K, as applicable).

Competition

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company’s combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company’s competitors.

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

Employees

     The Company has no full time employees.

     For the year ended December 31, 2001, none of the officers and directors devoted more than ten (10%) percent of his or her time to Company activities. The Company’s current President has agreed to allocate a portion of his time to the activities of the Company, without compensation.

Item 2. Description of Property.

     The Company has no properties.

     The Company presently occupies office space supplied by a shareholder of the Company at 6767 W. Tropicana Avenue, Suite 207, Las Vegas, Nevada 89103. This space is provided to the Company on a rent free basis, and it is anticipated that this arrangement will remain until such time as the Company

7.

successfully consummates a merger or acquisition. Management believes that this arrangement will meet the Company’s needs for the foreseeable future.

Item 3. Legal Proceedings.

     There is no pending or threatened legal proceedings against the Company.

Item 4. Submission of Matter to Vote of Security Holders.

     There has been no matters submitted to the Company’s security holders.

Item 5. Market for Common Company Equity and Related Stockholder Matter.

     (a)  Market Price.

     The Company’s common stock is currently traded on the OTC Bulletin Board System under the symbol “DCIV.” The following table sets forth, for the periods indicated, the high and low closing bid prices for the common stock of the Company as reported on said system (or as may have been previously reported on the Over the Counter Bulletin Board System). The bid prices reflect inter-dealer quotations, do not include retail mark-ups, mark-downs or commissions, and do not necessarily reflect actual transactions.

Date	Open	High Bid	Low Bid	Close

09/30/99	5.625	5.625	5.625	5.625
10/18/99	5.625	6.625	5.50	5.50
11/29/99	5.625	5.625	5.625	5.625
12/27/99	6.00	6.00	6.00	6.00
02/7/00	5.625	5.625	5.625	5.625
02/29/00	5.25	5.25	5.00	5.00
03/23/00	5.00	5.00	5.00	5.00
05/26/00	3.00	3.00	2.00	2.00
06/30/00	0.375	0.375	0.375	0.375
07/31/00	0.25	0.25	0.25	0.25
08/31/00	0.25	0.25	0.25	0.25
09/30/00	0.25	0.25	0.25	0.25
10/25/00	0.25	0.25	0.25	0.25
11/30/00	0.625	0.625	0.625	0.625
12/31/00	0.625	0.625	0.625	0.625
01/31/01	0.50	0.50	0.50	0.50
02/28/01	0.50	0.50	0.50	0.50
03/31/01	0.50	0.50	0.50	0.50
11/30/01	0.505	0.505	0.505	0.505

8.

Date	Open	High Bid	Low Bid	Close

12/31/01	0.15	0.15	0.15	0.15
01/31/02	0.21	0.21	0.21	0.21
02/28/02	0.55	0.55	0.40	0.40

     On March 1, 2002, the ask for the common stock of the Company was $0.55 and the bid for the common stock of the Company was $.42. The last trade was on February 21, 2002 at $.40.

     The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

9.

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

     Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company’s securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure listing.

     (b)  Holders.

     There are twenty two (22) holders of record of the Company’s Common Stock.

     On September 20, 1996, the Company issued 2,100,000, as adjusted for a forward stock split of its Common Shares, for cash. On November 29, 2001, the Company issued 99,881 shares pursuant to the Disclosure Statement and Plan of Reorganization. All of the issued and outstanding shares of the Company’s Common Stock were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

     As of the date hereof, except for the 99,881 shares issued on November 20, 2001, all of the issued and outstanding shares of the Company’s Common Stock held by non-affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

10.

     In summary, Rule 144 applies to affiliates (that is, control persons) and nonaffiliates when they resell restricted securities (those purchased from the issuer or an affiliate of the issuer in nonpublic transactions). Nonaffiliates reselling restricted securities, as well as affiliates selling restricted or nonrestricted securities, are not considered to be engaged in a distribution and, therefore, are not deemed to be underwriters as defined in Section 2(11), if six conditions are met:

(1)	Current public information must be available about the issuer unless sales are limited to those made by nonaffiliates after two years.

(2)	When restricted securities are sold, generally there must be a one-year holding period.

(3)	When either restricted or nonrestricted securities are sold by an affiliate after one year, there are limitations on the amount of securities that may be sold; when restricted securities are sold by non-affiliates between the first and second years, there are identical limitations; after two years, there are no volume limitations for resales by non-affiliates.

(4)	Except for sales of restricted securities made by nonaffiliates after two years, all sales must be made in brokers’ transactions as defined in Section 4(4) of the Securities Act of 1933, as amended, or a transaction directly with a “market maker” as that term is defined in Section 3(a)(38) of the 1934 Act.

(5)	Except for sales of restricted securities made by nonaffiliates after two years, a notice of proposed sale must be filed for all sales in excess of 500 shares or with an aggregate sales price in excess of $10,000.

(6)	There must be a bona fide intention to sell within a reasonable time after the filing of the notice referred to in (5) above.

     (c)  Dividends.

     The Company has not paid any cash dividends to date and has no plans to do so in the immediate future.

11.

Item 6. Management’s Discussion and Analysis or Plan of Operation

     The Company has no current business operations. The Company is dependent upon its officer and director to meet any de minimis costs which may occur.

     Donald Bell, the sole officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act provided that he is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

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

Item 7. Financial Statements.

INDEPENDENT AUDITOR’S REPORT ON THE FINANCIAL STATEMENTS	13
FINANCIAL STATEMENTS
Balance Sheets	14
Statements of Income	15-16
Statements of Stockholders’ Equity	17
Statements of Cash Flows	18-19
Notes to Financial Statements	20-22

12.

Independent Auditor’s Report

To the Board of Directors
Discovery Investments, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheet of Discovery Investments, Inc. (A Development Stage Company) as of December 31, 2001 and December 31, 2000 and the related statements of income, stockholders’ equity, and cash flows for the years then ended and the period September 10, 1996 (date of inception) through September 30, 2001. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Discovery Investments, Inc. (A Development Stage Company) as of December 31, 2001 and December 31, 2000 and the results of its operations and cash flows for the years then ended and the period September 10, 1996 (date of inception) through September 30, 2001, in conformity with generally accepted accounting principles.

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

Kyle L. Tingle, CPA, LLC
February 13, 2002
Henderson, Nevada

13.

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
BALANCE SHEETS
(Restated)

	December 31,	December 31,	December 31,
	2001	2000	1999

ASSETS
CURRENT ASSETS	$0	$0	$0

Total current assets	$0	$0	$0

Total assets	$0	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Short term notes payable	$0	$0	$0
Accounts payable	2,136	0	0
Interest payable	0	0	0
Officers’ advances	50,000	0	0

Total current liabilities	$52,136	$0	$0

LONG TERM DEBT	$0	$0	$0

Liabilities Subject to Compromise	$0	$1,896,293	$1,540,654
Total liabilities	$52,136	$1,896,293	$1,540,654

STOCKHOLDERS’ EQUITY
Common stock: $0.001 par value; authorized 25,000,000 shares; issued and outstanding:
2,100,000 shares at December 31, 1999;			2,100
2,100,000 shares at December 31, 2000		2,100
2,199,881 shares at December 31, 2001	2,200
Additional Paid In Capital	0	0	0
Accumulated deficit during development stage	(54,336)	(1,898,393)	(1,542,754)

Total stockholders’ equity	$(52,136)	$(1,896,293)	$(1,540,654)

Total liabilities and stockholders’ equity	$0	$0	$0

See Accompanying Notes to Financial Statements.

14.

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
STATEMENTS OF INCOME
(Restated)

				Sept 10, 1996
	Year Ended	Year Ended	Year Ended	(inception) to
	December 31,	December 31,	December 31,	December 31,
	2001	2000	1999	2001

Revenues	$0	$0	$0	$0
Cost of revenue	0	0	0	0

Gross profit	$0	$0	$0	$0
General, selling and administrative expenses	11,579	194,639	1,515,654	1,723,972

Operating (loss)	$(11,579)	$(194,639)	$(1,515,654)	$(1,723,972)
Nonoperating income (expense)
Interest expense	(98,753)	(161,000)	(25,000)	(284,753)

(Loss) before reorganization items and extraordinary item	$(110,332)	$(355,639)	$(1,540,654)	$(2,008,725)
Reorganization items (Note 2)	(30,858)	0	0	(30,858)

(Loss) before extraordinary item	$(141,190)	$(355,639)	$(1,540,654)	$(2,039,583)
Extraordinary gain on prepetition debt discharge (Note 2)	$1,985,347	$0	$0	$1,985,347

Net income (loss)	$1,844,157	$(355,639)	$(1,540,654)	$(54,236)

Net (loss) per share, Basic and diluted (Note 2)	$0.87	$(0.17)	$(0.73)	$(0.03)

Average number of shares of common stock outstanding	2,108,757	2,100,000	2,100,000	2,101,653

See Accompanying Notes to Financial Statements.

15.

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY
(Restated)

				Accumulated
				(Deficit)
	Common Stock		Additional	During
			Paid-In	Development
	Shares	Amount	Capital	Stage

Sale of 2,100,000 shares, Sept. 10, 1996	2,100,000	$2,100	$0	$0
Net (loss), December 31, 1996				(2,100)

Balance, December 31, 1996	2,100,000	$2,100	$0	$(2,100)
Net (loss), December 31, 1997				0

Balance, December 31, 1997	2,100,000	$2,100	$0	$(2,100)
Net (loss), December 31, 1998				0

Balance, December 31, 1998	2,100,000	$2,100	$0	$(2,100)
March 15, 1999, changed from no par value to $0.001		(2,079)	2,079
March 15, 1999, forward stock 100:1		2,079	(2,079)
Net (loss), December 31, 1999				(1,540,654)

Balance, December 31, 1999	2,100,000	$2,100	$0	$(1,542,754)
Net (loss), December 31, 2000				(355,639)

Balance, December 31, 2000	2,100,000	$2,100	$0	$(1,898,393)
Issuance of common stock, pursuant To bankruptcy order, issued November 29, 2001	99,881	100		(100)
Net income, December 31, 2001				1,844,157
Balance, December 31, 2001	2,199,881	$2,200	$0	$(54,336)

See Accompanying Notes to Financial Statements.

16.

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Restated)

				Sept. 10, 1996
	Year Ended	Year Ended	Year Ended	(inception) to
	December 31,	December 31,	December 31,	September 30,
	2001	2000	1999	2001

Cash Flows From Operating Activities
Net income (loss)	$1,844,157	$(355,639)	$(1,540,654)	$(54,236)
Adjustments to reconcile net (loss) to cash (used in) operating activities:
Extraordinary gain on prepetition debt discharge	(1,985,347)	0	0	(1,985,347)
Reorganization items
Professional fees	30,858	0	0	30,858
Changes in assets and liabilities
Increase in accounts payable and accrued expenses (pre-petition)	107,121	254,792	25,000	386,913
Increase in accounts payable and accrued expenses (post-petition)	2,136	0	0	2,136
Increase in officer advances (pre-petition)	1,075	847	15,654	17,576
Increase in officer advances (post-petition)	50,000	0	0	50,000

Net cash (used in) operating activities	$50,000	$(100,000)	$(1,500,000)	$(1,552,100)

(Decrease) to Cash Resulting from Reorganization Items:
Pre-petition claims paid pursuant to plan	$(19,142)	$0	$0	$(19,142)
Professional fees paid	(30,858)	0	0	(30,858)

Cash Flows From Investing Activities	$(50,000)	$0	$0	$(50,000)

Cash Flows From Financing Activities
Issuance of common stock	$0	$0	$0	$2,100
Proceeds from notes payable	0	100,000	1,500,000	1,600,000

Net cash provided by financing activities	$0	$100,000	$1,500,000	$1,602,100

Net increase (decrease) in cash and cash equivalents	$0	$0	$0	$0
Cash and cash equivalents, beginning of period	0	0	0	0

Cash and cash equivalents, end of period	$0	$0	$0	$0

Supplemental Schedule of Non-Cash Investing and Financing Activities
Discharge of short term notes payable	$100,000	$0	$0	$100,000
Discharge of long term notes payable	1,500,000	0	0	1,500,000

See Accompanying Notes to Financial Statements.

17.

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

On August 9, 2001 (“Petition Date”), the Company filed a voluntary petition for Chapter 11 protection pursuant to the United States Bankruptcy Code. As of that date, The United States Bankruptcy Court for the District of Nevada (“Bankruptcy Court”) assumed jurisdiction over the assets of the Company. On September 24, 2001, the Bankruptcy Court confirmed the Disclosure Statement and Plan of Reorganization (the “Plan”) submitted by the Debtors. On September 24, 2001 the Plan became effective.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2001 and December 31, 2000 and 1999.

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

18.

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

Reporting on costs for start-up activities

Statement of Position 98-5 (“SOP 98-5), “Reporting on the Costs of Start-Up Activities” which provides guidance on the financial reporting of start-up and organization costs, requires most costs of start-up activities and organization costs to be expensed as incurred. With the adoption of SOP 98-5, there has been little to no effect on the Company’s financial statements.

Year end

The Company originally selected March 31 for its fiscal year end. In 2000, the Company changed its fiscal year end to December 31.

Note 2. Restructuring Items

Pursuant to he Disclosure Statement and Plan of Reorganization becoming effective September 24, 2001, all general unsecured claims were discharged in exchange for cash payments totaling $50,000. An impaired interest holder-shareholder paid $30,858 for the Chapter 11 administrative claims. The remaining $19,142 was distributed to the Class One impaired creditors on a pro-rata basis, along with a pro-rata share of unregistered common stock, not to exceed 100,000 shares, of the Debtor.

The discharge of debt has been reflected in the accompanying December 31, 2001 financial statements. The Company’s post-reorganization balance sheet as of September 24, 2001 becomes the opening balance sheet for the reorganized Company, as reflected in the following table:

	Adjustments to Record the Plan of Reorganization

	Balance	Debt	Balance
	Sheet	Discharge	Sheet

ASSETS	$0	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$19,182	$30,858	$50,000

Liabilities Subject to Compromise
Short term notes payable	$100,000	$(100,000)	$0

19.

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001 and December 31, 2000

Note 2. Restructuring Items (continued)

Accounts payable	82,160	(82,160)	0
Interest payable	284,753	(284,753)	0
Officer’s advances	17,576	(17,576)	0
Notes payable	1,500,000	(1,500,000)	0

Total Liabilities Subject to Compromise	$1,984,489	$(1,984,489)	$0

Total Liabilities	$2,003,671	$(1,953,631)	$50,000

Stockholders’ Equity
Common Stock	$2,100	$0	$2,100
Accumulated Deficit	(2,005,771)	(1,953,631)	(52,100)

Total Stockholders’ Equity	$(2,003,671)	$(1,953,631)	$(50,000)

Total Liabilities and Stockholders’ Equity	$0	$0	$0

The following proforma statements of operations reflect the results of operations as if the reorganization had been effective December 31, 2000.

PRO FORMA STATEMENTS OF INCOME

	For the Year Ended December 31, 2001

	As Reported	Adjustments		Proforma

Revenues	$0	$0		$0
Cost of revenue	0	0		0

Gross profit	$0	$0		$0
General, selling and administrative expenses	11,579	0		11,579

Operating (loss)	$(11,579)	$0		$(11,579)
Nonoperating income (expense) Interest expense	(98,753)	0		(98,753)

(Loss) before reorganization items and extraordinary item	$(110,332)	$0		$(110,332)
Reorganization items (Note 2)	(30,858)	30,858	(1)	0

(Loss) before extraordinary item	$(141,190)	$30,858		$(110,332)
Extraordinary gain on prepetition debt discharge (Note 2)	$1,985,347	$(1,985,347	)(2)	$0

Net income (loss)	$1,844,157	$(1,954,489)		$(110,332)

Net (loss) per share, Basic and diluted (Note 2)	$(0.87)	$(0.93)		$(0.05)

(1)	Elimination of effect of reorganization items

(2)	Elimination of the gain on pre-petition debt discharge

20.

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001 and December 31, 2000

Note 3. Reorganization Items

Reorganization Items consisted of the following for the year ended December 31, 2001 and the year ended December 31, 2000:

	December 31,	December 31,
	2001	2000

Professional Fees	$30,858	$0

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

21.

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2001 and December 31, 2000

Note 5. Income Taxes

There is no provision for income taxes for the period ended December 31, 2001, due to the net loss and no state income tax in Nevada, the state of the Company’s domicile and operations. The Company’s total deferred tax asset as of December 31, 2001 is as follows:

Net operating loss carry forward	$2,136
Valuation allowance	$(2,136)

Net deferred tax asset	$0

The net federal operating loss carry forward will expire in 2020. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

22.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes nor any disagreements with the accountants or the accountant’s findings.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     On February 28, 2002, Donald Bell was appointed as the sole director and the remaining directors (and officers) resigned. Members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The sole director may file vacancies. The officers serve at the pleasure of the Board of Directors. Information as to the director and officer of the Company is as follows:

Name	Ages	Position

Donald Bell	38	President/Director

     The principal occupation and business experience for Donald Bell as follows:

     Donald Bell has worked within the investment community for the past 15 years. First as an investment adviser with Pacific International Securities Inc. of Vancouver B.C. and, most recently, as Vice President of corporate finance and business development for a publicly traded mining and resource company. Mr. Bell’s management experience began in 1985 shortly after completing his formal education as well as several sales and marketing seminars related to the auto industry. At the age of 22, Mr. Bell was awarded top salesman of the year at a major auto dealer in greater Vancouver, and then followed through to become one of two sales managers responsible for 12 sales personnel as well as several other duties in a management capacity. Mr. Bell is 38 years old and currently resides in Calgary Alberta where he is married with two children. Mr. Bell’s experience and contacts in the investment and banking communities throughout North America, Europe and Asia as well as his sold work ethic will prove an asset to any project he is involved in.

     Officers and directors may be deemed parents and promoters of the Company as those terms are defined by the Securities Act of 1933, as amended.

     There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and Donald Bell is not acting on behalf of or will act at the direction of any other person.

23.

     The Company has checked the box provided on the cover page of this Form to indicate that there is no disclosure in this Form 10-KSB of reporting person delinquencies in response to Item 405 of Regulation S-B.

Item 10. Executive Compensation.

     For the period ended December 31, 2001 and February 28, 2002, none of the Company’s officers and/or directors received any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past. Donald Bell has agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition.

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

	Name and	Amount and
	Address of	Nature of
Title	Beneficial	Beneficial	Number	Percent
of Class	Owner	Owner	of Shares	of Class

Common	Kimberly Lynn Jack	Record	550,000	26.2%
	1916 East 50th Street
	Wichita, Kansas 67216
Common	Scott A. Jack	Record	550,000	26.2%
	1916 East 50th Street
	Wichita, Kansas 67216
Common	Debra S. Hackney	Record	340,000	16.2%
	5262 S. Madison
	Wichita, Kansas 67216
Totals			1,440,000	68.6%

24.

(b)	Security Ownership of Management.

     The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by the sole director and officer of the Company.

	Name and
	Address of	Amount
	Beneficial	Beneficial	Percent
Title of Class	Owner	Owner	of Class

Common	Donald Bell	0	0
	Bycom Media Inc.
	247 Bay Street
	Suite 911
	Toronto Ontario M5H 2R7
	CANADA
Common	All Officers and	0	0
	Directors as a Group
	(one [1] individuals)

Item 12. Certain Relationships and Related Transactions.

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

     Donald Bell has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act provided that she is an officer and director of the Company when the obligation is incurred. All advances will be interest-free.

Item 13. Exhibits and Reports on Form 8-K.

Exhibit Number	Description

3.1	Articles of Incorporation (filed as an exhibit to the Company’s General Form for Registration of Securities of Small Business Issuers on Form 10-SB, filed with the Securities and Exchange Commission on May 24, 1999).
3.2	Bylaws (filed as an exhibit to the Company’s General Form for Registration of Securities of Small Business Issuers on Form 10-SB, filed with the Securities and Exchange Commission on May 24, 1999).

25.

Exhibit Number	Description

4.1	Form of Stock Certificate (filed as an exhibit to the Company’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on April 14, 2000).
23.1	Consent of Kyle L. Tingle, Certified Public Accountant.
99.1	Lock-Up Agreement dated May 3, 1999 by Kimberly Lynn Jack (filed as an exhibit to the Company’s General Form for Registration of Securities of Small Business Issuers on Form 10-SB, filed with the Securities and Exchange Commission on May 24, 1999).
99.2	Lock-Up Agreement dated May 3, 1999 by Jack A. Scott (filed as an exhibit to the Company’s General Form for Registration of Securities of Small Business Issuers on Form 10-SB, filed with the Securities and Exchange Commission on May 24, 1999).
99.3	Lock-Up Agreement dated May 3, 1999 by Debra J. Hackney (filed as an exhibit to the Company’s General Form for Registration of Securities of Small Business Issuers on Form 10-SB, filed with the Securities and Exchange Commission on May 24, 1999).

SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2002	DISCOVERY INVESTMENTS, INC.

	By:	/s/ Donald Bell Donald Bell President

26.