Form 10QSB
period 2002-03-31
DISCOVERY INVESTMENTS INC
filed 2002-05-29
CIK 1083459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION FROM ___________ TO ___________ .

COMMISSION FILE NUMBER 000-26175

DISCOVERY INVESTMENTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0409151

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6767 W. Tropicana Avenue, Suite 207 Las Vegas, Nevada	89103

(Address of principal executive offices)	(Zip Code)

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

At March 31, 2002, there were outstanding 2,199,881 shares of the Registrant’s Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [   ] No [X]

PART I

FINANCIAL INFORMATION

Item I. Financial Statements

CONTENTS

INDEPENDENT ACCOUNTANT’S REPORT ON THE FINANCIAL STATEMENTS	3

FINANCIAL STATEMENTS

Balance Sheets	4

Statements of Income	5

Statements of Stockholders’ Equity	6

Statements of Cash Flows	7-8

Notes to Financial Statements	9-14

Independent Accountant’s Report

To the Board of Directors
Discovery Investments, Inc.
Las Vegas, Nevada

I have reviewed the accompanying balance sheet of Discovery Investments, Inc. (a Development Stage Company) as of March 31, 2002 and the related statements of operations, stockholders’ equity, and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company’s management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

Kyle L. Tingle
Certified Public Accountant

May 22, 2002
Henderson, Nevada

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
BALANCE SHEETS
See Accountant’s Report
(Restated)

	March 31,	December 31,	December 31,
	2002	2001	2000

ASSETS

CURRENT ASSETS	$0	$0	$0

Total current assets	$0	$0	$0

Total assets	$0	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Short term notes payable	$0	$0	$0
Accounts payable	2,624	2,136	0
Interest payable	0	0	0
Officers’ advances	51,000	50,000	0

Total current liabilities	$53,624	$52,136	$0

LONG TERM DEBT	$0	$0	$0

Liabilities Subject to Compromise	$0	$0	$1,896,293
Total liabilities	$53,624	$52,136	$1,896,293

STOCKHOLDERS’ EQUITY
Common stock: $0.001 par value; authorized 25,000,000 shares; issued and outstanding:
2,100,000 shares at December 31, 2000;			2,100
2,199,881 shares at December 31, 2001		2,200
2,199,881 shares at March 31, 2002	2,200
Additional Paid In Capital	0	0	0
Accumulated deficit during development stage	(55,824)	(54,336)	(1,898,393)

Total stockholders’ equity	$(53,624)	$(52,136)	$(1,898,393)

Total liabilities and stockholders’ equity	$0	$0	$0

See Accompanying Notes to Financial Statements.

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
STATEMENTS OF INCOME
See Accountant’s Report
(Restated)

	Three Months Ended		Years Ended		Sept 10, 1996
					(inception) to
	March 31,	March 31,	December 31,	December 31,	March 31,
	2002	2001	2001	2000	2002

Revenues	$0	$0	$0	$0	$0
Cost of revenue	0	0	0	0	0

Gross profit	$0	$0	$0	$0	$0
General, selling and administrative expenses	1,488	1,075	11,579	194,639	1,725,460

Operating (loss)	$(1,488)	$(1,075)	$(11,579)	$(194,639)	$(1,725,460)
Nonoperating income (expense) Interest expense	0	(40,500)	(98,753)	(161,000)	(284,753)

(Loss) before reorganization items and extraordinary item	$(1,488)	$(41,575)	$(110,332)	$(355,639)	$(2,010,213)
Reorganization items (Note 2)	0	0	(30,858)	0	(30,858)

(Loss) before extraordinary item	$(1,488)	$(41,575)	$(141,190)	$(355,639)	$(2,041,071)
Extraordinary gain on prepetition debt discharge (Note 2)	$0	$0	$1,985,347	$0	$1,985,347

Net income (loss)	$(1,488)	$(41,575)	$1,844,157	$(355,639)	$(55,724)

Net income (loss) per share, basic and diluted (Note 2)	$(0.00)	$(0.02)	$0.87	$(0.17)	$(0.03)

Average number of shares of common stock outstanding	2,199,881	2,100,000	2,108,757	2,100,000	2,106,023

See Accompanying Notes to Financial Statements.

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY
See Accountant’s Report
(Restated)

				Accumulated
				(Deficit)
	Common Stock		Additional	During
			Paid-In	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 1999	2,100,000	$2,100	$0	$(1,542,754)
Net (loss), December 31, 2000				(355,639)

Balance, December 31, 2000	2,100,000	$2,100	$0	$(1,898,393)
Issuance of common stock, pursuant to bankruptcy order, issued November 29, 2001	99,881	100		(100)
Net income, December 31, 2001				1,844,157

Balance, December 31, 2001	2,199,881	$2,200	0	(54,336)
Net (loss), March 31, 2002				(1,488)

Balance, March 31, 2002	2,199,881	$2,200	$0	$(55,824)

See Accompanying Notes to Financial Statements.

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
See Accountant’s Report
(Restated)

	Three Months Ended		Years Ended		Sept. 10, 1996
					(inception) to
	March 31,	March 31,	December 31,	December 31,	March 31,
	2002	2001	2001	2000	2002

Cash Flows From Operating Activities
Net income (loss)	$(1,488)	$(41,575)	$1,844,157	$(355,639)	$(55,724)
Adjustments to reconcile net income (loss) to cash provided by (used in operating activities:
Extraordinary gain on prepetition debt discharge	0	0	(1,985,347)	0	(1,985,347)
Reorganization items
Professional fees	0	0	30,858	0	30,858
Changes in assets and liabilities
Increase in accounts payable and accrued expenses (pre-petition)	0	40,500	107,121	254,792	386,913
Increase in accounts payable and accrued expenses (post-petition)	488	0	2,136	0	2,624
Increase in officer advances (pre-petition)	0	1,075	1,075	847	17,576
Increase in officer advances (post-petition)	1,000	0	50,000	0	51,000

Net cash provided by (used in) operating activities before reorganization activities	$0	$0	$50,000	$(100,000)	$(1,552,100)

(Decrease) to Cash Resulting from Reorganization Items:
Pre-petition claims paid pursuant to plan	$0	$0	$(19,142)	$0	$(19,142)
Professional fees paid	0	0	(30,858)	0	(30,858)

Net cash (used in) reorganization activities	$0	$0	$(50,000)	$0	$(50,000)

Net cash (used in) operating activities	$0	$0	$0	$(100,000)	$(1,602,100)

Cash Flows From Investing Activities	$0	$0	$0	$0	$0

Cash Flows From Financing Activities
Issuance of common stock	$0	$0	$0	$0	$2,100
Proceeds from notes payable	0	0	0	100,000	1,600,000

Net cash provided by financing activities	$0	$0	$0	$100,000	$1,602,100

Net increase (decrease) in cash and cash equivalents	$0	$0	$0	$0	$0

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
See Accountant’s Report
(Restated)

	Three Months Ended		Years Ended		Sept. 10, 1996
					(inception) to
	March 31,	March 31,	December 31,	December 31,	March 31,
	2002	2001	2001	2000	2002

Cash and cash equivalents, beginning of period	0	0	0	0	0

Cash and cash equivalents, end of period	$0	$0	$0	$0	$0

Supplemental Schedule of Non-Cash Investing and Financing Activities
Discharge of short term notes payable	$0	$0	$100,000	$0	$100,000
Discharge of long term notes payable	0	0	1,500,000	0	1,500,000

See Accompanying Notes to Financial Statements.

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002 and December 31, 2001 and 2000

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2002 and December 31, 2001 and 2000.

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

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002 and December 31, 2001 and 2000

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
March 31, 2002 and December 31, 2001 and 2000

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

(1)	Elimination of effect of reorganization items

(2)	Elimination of the gain on pre-petition debt discharge

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002 and December 31, 2001 and 2000

Note 3. Reorganization Items

Reorganization Items consisted of the following for the month ended March 31, 2002 and years ended December 31, 2001 and 2000:

	March 31,	December 31,	December 31,
	2002	2001	2000

Professional Fees	$0	$30,858	$0

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

As part of the reorganization explained in Note 2, the Company issued 99,881shares of stock to the Class One impaired creditors on November 29, 2001

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding for the three months ended March 31, 2001 and 2000 was 2,199,881, and 2,100,000, respectively, for the years ended December 31, 2001 and 2000, 2,108,757 and 2,100,000, respectively, and 2,106,023 since inception. As of March 31, 2002 and December 31, 2001 and 2000 and since inception, the Company had no dilutive potential common shares.

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002 and December 31, 2001 and 2000

Note 5. Income Taxes

There is no provision for income taxes for the period ended March 31, 2002, due to the net loss and no state income tax in Nevada, the state of the Company’s domicile and operations. The Company’s total deferred tax asset as of March 31, 2002 is as follows:

Net operating loss carry forward	$3,634
Valuation allowance	$(3,634)

Net deferred tax asset	$0

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

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2002 and December 31, 2001 and 2000

Note 9. Subsequent Events

Acquisition of Bycom Media, Inc.

On April 29, 2002, the Company entered into a Plan and Agreement of Reorganization (“the Plan”) with Bycom Media, Inc., an Ontario, Canada corporation (“Bycom”). Pursuant to the Plan, the Company acquired all the outstanding shares of Bycom for 4,800,000 shares of Company stock. Bycom became a wholly owned subsidiary of the Company. The closing of the purchase of Bycom occurred on May 5, 2002.

Bycom is engaged in multimedia applications for internet-based businesses. Utilizing business search tools and databases, Bycom will be able to locate and access global business information. Bycom intends to use its technology in order to enter into various business combinations with entities that offer products or services that are susceptible to internet marketing. As an alternative, Bycom will also sell, for a fee, this information and will act as an “out-source provider” of information. As an “out-source provider,” the information will be cost-effective for the user. This is because the customer typically lacks the technology expertise, capital, personnel or ability to bear the time to market and operating risk to install, maintain and monitor business information. Bycom for itself and for its customers will provide personnel who are readily available to respond to technical issues and marketing issues, and who can assist in developing and implementing the effective use of the business search tools and data base.

Stock Dividend

On April 25, 2002, the sole director of the Company adopted a resolution that resulted in a stock dividend. For stockholders of record on May 5, 2002, the Company will issue 2.5 shares for each shares owned. In lieu of issuing a fractional share certificate, the Company shall round up to a full share. This resulted in approximately 24,499,600 shares outstanding as of May 6, 2002.

Item II	Management’s Discussion and Analysis of Financial Condition and Results of Operations

     As of March 31, 2002, the Company had no current business activities and had no assets or operations. Pursuant to an agreement entered into as of April 29, 2002, the Company acquired all of the issued and outstanding shares of stock of Bycom Media Inc., an Ontario, Canada corporation. The closing occurred on May 5, 2002. See Note 9. Subsequent Events. Notes to Financial Statements contained in Item 1 above.

     Bycom Media Inc. is engaged in multimedia applications for internet-based businesses. Utilizing business search tools and databases, Bycom Media Inc. will be able to locate and access global business information. Bycom Media Inc. intends to use its technology in order to enter into various business combinations with entities who offer products or services which are susceptible to internet marketing. As an alternative, Bycom Media Inc. will also sell, for a fee, this information and will act as an “out-source provider” of information. As an “out-source provider,” the information will be cost-effective for the user. This is because the customer typically lacks the technology expertise, capital, personnel or ability to bear the time to market and operating risk to install, maintain and monitor business information. Bycom Media Inc. for itself and for its customers will provide personnel who are readily available to respond to technical issues and marketing issues, and who can assist in developing and implementing the effective use of the business search tools and data base.

     The Company is dependent upon its sole officer to meet any de minimis costs which it may incur. Donald Bell, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is an officer and director of the Company when the obligation is incurred.

     Since the Company had no operating history nor any revenues or earnings from operations as of March 31, 2002 and currently has limited assets or financial resources, the Company will in all likelihood continue to sustain operating expenses without corresponding revenues. This may result in the Company incurring a net operating loss which will increase continuously until the Company can implement its business plan.

     This discussion may contain certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. The factors that may cause actual results to differ materially is that the Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public company and that there can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or completing a business combination.

Item III	Qualitative and Quantitative Disclosures About Market Risk.

     The Company has neither considered or conducted any research concerning qualitative and quantitative market risk.

PART II

OTHER INFORMATION

Item 1 — Legal Proceedings

     None

Item 2 — Changes in the Rights of the Company’s Security Holders

     None

Item 3 — Defaults by the Company on its Senior Securities

     None

Item 4 — Submission of Matter to Vote of Security Holders

     None

Item 5 — Other Information

     (a)  Board Meeting

     The board held one meeting during the current quarter, which was a special meeting by written consent.

     (b)  Committees

     The board of directors has not established any audit committee. In addition, the Company does not have any other compensation or executive or similar committees. The Company recognizes that an audit committee, when established, will play a critical role in the financial reporting system of the Company by overseeing and monitoring management’s and the independent auditors’ participation in the financial reporting process. At such time as the Company establishes an audit committee, its additional disclosures with the Company’s auditors and management may promote investor confidence in the integrity of the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented, and (iii) receive from the auditors disclosures regarding the auditors’ Independents Standards Board Standard No. 1, as may be modified or supplemented.

Item 6 — Exhibits and Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibit is filed with this report:

23.1	Consent of Kyle L. Tingle, CPA.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 29, 2002	DISCOVERY INVESTMENTS, INC.

	By:	/s/ Donald Bell

Donald Bell President