Form 10QSB
period 2002-08-29
DISCOVERY INVESTMENTS INC
filed 2002-08-30
CIK 1083459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2002

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  to

Commission file number  000-26175

DISCOVERY INVESTMENTS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0409151
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6767 W. Tropicana Ave., Suite 207, Las Vegas, NV 89103
(Address of principal executive offices)
(702) 248-1047
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [X]     No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

24,499,583 common shares

Transitional Small Business Disclosure Format (Check one):      Yes

     No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

DISCOVERY INVESTMENTS, INC.

(A Development Stage Company)

CONSOLIDATED Financial REPORTS

June 30, 2002 (unaudited)

December 31, 2001

DISCOVERY INVESTMENTS, INC.

(A Development Stage Company)

Contents

FINANCIAL STATEMENTS

Balance Sheets	2

Statements of Income	3

Statements of Stockholders' Equity	4

Statements of Cash Flows	5-6

Notes to Financial Statements	7-14

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
CONSOLIDATED Balance Sheets
(Restated)

	June 30, 2002	December 31, 2001	December 31, 2000
ASSETS
CURRENT ASSETS
Cash	$72	$0	$0
Total current assets	$72	$0	$0

Goodwill (Note 4)	$6,297	$0	$0
Total assets	$6,369	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short term notes payable	$0	$0	$0
Accounts payable	5,928	2,136	0
Interest payable	0	0	0
Officers' advances	62,280	50,000
Total current liabilities	$68,208	$52,136	$0

LONG TERM DEBT	$0	$0	$0

Liabilities Subject to Compromise	$0	$0	$1,896,293
Total liabilities	$68,208	$52,136	$1,896,293

STOCKHOLDERS' EQUITY
Common stock: $0.001 par value; authorized 25,000,000 shares; issued and outstanding:
2,100,000 shares at December 31, 2000			2,100
2,199,881 shares at December 31, 2001		2,200
24,499,583 shares at June 30, 2002	7,000
Additional Paid In Capital	0	0	0
Accumulated deficit during development stage	(68,839)	(54,336)	(1,898,393)
Total stockholders' equity	$(61,839)	$(52,136)	$(1,898,393)
Total liabilities and stockholders' equity	$6,369	$0	$0

 See Accompanying Notes to Consolidated Financial Statements.

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF INCOME
(Restated)
	Six Months Ended		Years Ended		Sept 10, 1996 (Inception) to
	June 30, 2002	June 30, 2001	December 31, 2001	December 31, 2000	June 30, 2002

Revenues	$0	$0	$0	$0	$0

Cost of revenue	0	0	0	0	0

Gross profit	$0	$0	$0	$0	$0

General, selling and administrative expenses	14,503	5,943	11,579	194,639	1,725,460

Operating (loss)	$(14,503)	$(5,943)	$(11,579)	$(194,639)	$(1,725,460)

Nonoperating income (expense) Interest expense	0	(81,000)	(98,753)	(161,000)	(284,753)

(Loss) before reorganization items and extraordinary item	$(14,503)	$(86,943)	$(110,332)	$(355,639)	$(2,010,213)
Reorganization items (Note 2)	0	0	(30,858)	0	(30,858)

(Loss) before extraordinary item	$(14,503)	$(86,943)	$(141,190)	$(355,639)	$(2,041,071)

Extraordinary gain on prepetition debt discharge (Note 2)	$0	$0	$1,985,347	$0	$1,985,347

Net income (loss)	$(14,503)	$(86,943)	$1,844,157	$(355,639)	$(55,724)

Net income (loss) per share basic and diluted (Note 2)	$(0.00)	$(0.02)	$0.87	$(0.17)	$(0.03)

Average number of shares of common stock outstanding	17,066,349	2,100,000	2,108,757	2,100,000	2,106,023

 See Accompanying Notes to Consolidated Financial Statements.

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Restated)

	Common Stock		Additional Paid-In	Accumulated (Deficit) During Development
	Shares	Amount	Capital	Stage

Balance, December 31, 1999	2,100,000	$2,100	$0	$(1,542,754)

Net (loss), December 31, 2000				(355,639)

Balance, December 31, 2000	2,100,000	$2,100	$0	$(1,898,393)

Issuance of common stock, pursuant
to bankruptcy order, issued
November 29, 2001	99,881	100		(100)

Net income, December 31, 2001				1,844,157

Balance, December 31, 2001	2,199,881	$2,200	0	(54,336)

Issuance of common stock
on acquisition of Bycom Media Inc.	4,800,000	4,800

Stock dividend	17,499,702	0

Net (loss), June 30, 2002				(14,503)

Balance, June 30, 2002	24,499,583	$7,000	$0	$(68,839)

See Accompanying Notes to Consolidated Financial Statements.

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Restated)
	Six Months Ended		Years Ended
	June 30, 2002	June 30, 2001	December 31, 2001	December 31, 2000	September 10, 1996 (inception) to June 30, 2002
Cash Flows From Operating Activities
Net income (loss)	$(14,503)	$(86,943)	$1,844,157	$(355,639)	$(68,739)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Extraordinary gain on pre-petition debt discharge	0	0	(1,985,347)	0	(1,985,347)
Reorganization items
Professional fees	0	0	30,858	0	30,858
Changes in assets and liabilities
Increase in accounts payable and accrued expenses (pre-petition)	0	85,868	107,121	254,792	386,913
Increase in accounts payable and accrued expenses (post-petition)	2,295	0	2,136	0	4,431
Increase n officer advances (pre-petition)	0	1,075	1,075	847	17,576
Increase in officer advances (post-petition)	12,280	0	50,000	0	62,280

Net cash provided by (used in) operating activities before reorganization activities	$72	$0	$50,000	$(100,000)	$(1,552,028)

(Decrease) to Cash Resulting from Reorganization Items:
Pre-petition claims paid pursuant to plan	$0	$0	$(19,142)	$0	$(19,142)
Professional fees paid	0	0	(30,858)	0	(30,858)

Net cash (used in) reorganization activities	$0	$0	$(50,000)	$0	$(50,000)

Net cash (used in) operating activities	$0	$0	$0	$(100,000)	$(1,602,028)

Cash Flows From Investing Activities	$0	$0	$0	$0	$0

Cash Flows From Financing Activities
Issuance of common stock	$0	$0	$0	$0	$2,100
Proceeds from notes payable	0	0	0	100,000	1,600,000

Net cash provided by financing activities	$0	$0	$0	$100,000	$1,602,100

Net increase (decrease) in cash and cash equivalents	$72	$0	$0	$0	$72

Cash and cash equivalents, beginning of period	0	0	0	0	0

Cash and equivalents, end of period	$72	$0	$0	$0	$72

Supplemental Schedule of Non-Cash Investing and Financing Activities
Discharge of short term notes payable	$0	$0	$100,000	$0	$100,000
Discharge of long term notes payable	0	0	1,500,000	0	1,500,000
Issuance of shares on acquisition of Bycom Media Inc.	4,800	0	0	0	0

See Accompanying Notes to Consolidated Financial Statements.

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and December 31, 2001 and 2000

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

On August 9, 2001 ("Petition Date"), the Company filed a voluntary petition for Chapter 11 protection pursuant to the United States Bankruptcy Code. As of that date, The United States Bankruptcy Court for the District of Nevada ("Bankruptcy Court") assumed jurisdiction over the assets of the Company. On September 24, 2001, the Bankruptcy Court confirmed the Disclosure Statement and Plan of Reorganization (the "Plan") submitted by the Debtors. On September 24, 2001 the Plan became effective.

A summary of the Company's significant accounting policies is as follows:

Basis of Presentation

The Company implemented guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("AICPA SOP 90-7") as of September 30, 2001. Accordingly, the Company's financial statements for the periods prior to September 30, 2001 are not comparable to financial statements presented on or subsequent to September 30, 2001. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Bycom Media Inc., as at June 30, 2002 and for the period from May 5, 2002 to June 30, 2002.

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

Cash

For the Consolidated Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2002 and December 31, 2001 and 2000.

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

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and December 31, 2001 and 2000

  Note 1. Nature of Business and Significant Accounting Policies (continued)

opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Reporting on costs for start-up activities

Statement of Position 98-5 ("SOP 98-5), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up and organization costs, requires most costs of start-up activities and organization costs to be expensed as incurred. With the adoption of SOP 98-5, there has been little to no effect on the Company's consolidated financial statements.

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

The discharge of debt has been reflected in the accompanying December 31, 2001 financial statements. The Company's post-reorganization balance sheet as of September 24, 2001 becomes the opening balance sheet for the reorganized Company, as reflected in the following table:

	Adjustments to Record the Plan or Reorganization
	Balance Sheet	Debt Discharge	Balance Sheet

ASSETS	$0	$0	$0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$19,182	$30,858	$50,000

Liabilities Subject to Compromise
Short term notes payable	$100,000	$(100,000)	$0
Accounts payable	82,160	(82,160)	0
Interest payable	284,753	(284,753)	0
Officer's advances	17,576	(17,576)	0
Notes payable	1,500,000	(1,500,000)	0
Total Liabilities Subject to Compromise	$1,984,489	$(1,984,489)	$0
Total Liabilities	$2,003,671	$(1,953,631)	$(50,000)

Stockholders' Equity
Common stock	$2,100	$0	$2,100
Accumulated Deficit	(2,005,771)	(1,953,631)	(52,100)
Total Stockholders' Equity	$(2,003,671)	$(1,953,631)	$(50,000)

Total Liabilities and Stockholders' Equity	$0	$0	$0

The following proforma statements of operations reflect the results of operations as if the reorganization had been effective December 31, 2000.

PRO FORMA STATEMENTS OF INCOME

	For the Year Ended December 31, 2001
	As Reported	Adjustments	Proforma

Revenues	$0	$0	$0
Cost of revenue	0	0	0
Gross profit	$0	$0	$0
General, selling and administrative expenses	11,579	0	11,579
Operating Loss	$(11,579)	$0	$(11,579)
Non-operating income (expense)
Interest expense	(98,753)	0	(98,753)

(Loss) before reorganization items and extraordinary item	$(110,332)	$0	$(110,332)
Reorganization items (Note 2)	(30,858)	30,858(1)	0

(Loss) before extraordinary item	$(141,190)	$30,858	$(110,332)
Extraordinary gain on pre-petition debt
discharge (Note 2)	$1,985,347	$(1,985,347)(2)	$0
Net income (loss)	$1,844,157	$(1,954,489)	$(110,332)

Net (loss) per share, Basic and diluted (Note 2)	$(0.87)	$(0.93)	$(0.05)

(1) Elimination of effect of reorganization items

(2) Elimination of the gain on pre-petition debt discharge.

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and December 31, 2001 and 2000

  Note 3. Reorganization Items

Reorganization Items consisted of the following for the period ended June 30, 2002 and years ended December 31, 2001 and 2000:

	June 30, 2002	December 31, 2001	December 31, 2000

Professional Fees	$0	$30,858	$0

Note 4. Acquisition of Bycom Media Inc.

On April 29, 2002, the Company entered into a Plan and Agreement of Reorganization ("the Plan") with Bycom Media, Inc., an Ontario, Canada corporation ("Bycom"). Pursuant to the Plan, the Company acquired all the outstanding shares of Bycom for 4,800,000 shares of Company stock. Bycom became a wholly owned subsidiary of the Company. The closing of the purchase of Bycom occurred on May 5, 2002.

Bycom is engaged in multimedia applications for internet-based businesses. Utilizing business search tools and databases, Bycom will be able to locate and access global business information. Bycom intends to use its technology in order to enter into various business combinations with entities that offer products or services that are susceptible to internet marketing. As an alternative, Bycom will also sell, for a fee, this information and will act as an "out-source provider" of information. As an "out-source provider," the information will be cost-effective for the user. This is because the customer typically lacks the technology expertise, capital, personnel or ability to bear the time to market and operating risk to install, maintain and monitor business information. Bycom for itself and for its customers will provide personnel who are readily available to respond to technical issues and marketing issues, and who can assist in developing and implementing the effective use of the business search tools and data base.

The Company has recorded the excess of the purchase price over the net book value of Bycom as goodwill on consolidation.

 Note 5. Stockholders' Equity

Common stock

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On September 15, 1996, the Company authorized and issued 21,000 shares of its no par value common stock in consideration of $2,100 in cash.

On March 15, 1999, the State of Nevada approved the Company's amended Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001 per share. Also, on March 15, 1999, the Company's shareholders approved a forward split of its common stock at one hundred shares for one share of the existing shares. The number of common stock shares

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and December 31, 2001 and 2000

outstanding increased from 21,000 to 2,100,000. Prior period information has been restated to reflect the stock split. As part of the reorganization explained in Note 2, the Company issued 99,881 shares of stock to the Class One impaired creditors on November 29, 2001.

On April 25, 2002, the sole director of the Company adopted a resolution that resulted in a stock dividend. For stockholders of record on May 5, 2002, the Company will issue 2.5 shares for each shares owned. In lieu of issuing a fractional share certificate, the Company shall round up to a full share. This resulted in approximately 24,499,600 shares outstanding as of June 30, 2002.

On April 29, 2002, the Company issued 4,800,000 pursuant to a Plan of Reorganization whereby it acquired all of the outstanding shares of Bycom Media Inc. therefore (Note 4).

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding for the six months ended June 30, 2002 and 2001 was 17,066,349, and 2,100,000, respectively, for the years ended December 31, 2001 and 2000, 2,108,757 and 2,100,000, respectively, and 2,106,023 since inception. As of June 30, 2002 and December 31, 2001 and 2000 and since inception, the Company had no dilutive potential common shares.

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and December 31, 2001 and 2000

  Note 6. Income Taxes

There is no provision for income taxes for the period ended June 30, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of June 30, 2002 is as follows:

Net operating loss carry forward	$3,634
Valuation allowance	$(3,634)
Net deferred tax asset	$0

The net federal operating loss carry forward will expire in 2020. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

For financial reporting purposes, the Company reported an extraordinary gain in the amount of $1,984,489 resulting from the cancellation of indebtedness that occurred from the bankruptcy discharge on the effective date. Pursuant to Section 1087 of the Internal Revenue Code, this extraordinary gain is excluded from income taxation and certain tax attributes of the Company are eliminated or reduced, up to the amount of such income excluded from taxation. As a result, the Company's net operating loss carryforwards were reduced by the $1,984,489

Note 7. Going Concern

The Company's consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. Until the Company has sufficient operations, the officers and directors have committed to advancing the operating costs of the company.

Note 8. Related Party Transactions

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

Note 9. Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

DISCOVERY INVESTMENTS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and December 31, 2001 and 2000

Note 10. Subsequent Events

Acquisition of Cavio Corporation

On June 13, 2002, the Company entered into a Plan and Agreement of Reorganization with Cavio Corporation, a Washington corporation ("Cavio") whereby the Company will acquire all of the outstanding shares of Cavio in exchange for 14,000,000 shares of the Company. Following closing of this transaction, which occurred on August 28, 2002, Cavio became a wholly owned subsidiary of the Company.

Cavio offers a suite of authentication products, including its enterprise middleware which uses public key infrastructure (PKI) and secure token-based technology to authenticate and manage personal identities for a wide variety of applications. Founded in 1998 to authenticate individuals for global trade transactions, Cavio revolutionizes electronic transaction processing with a comprehensive transaction and authentication solution that successfully integrates traditional business principles and leading edge technology. Cavio authentication and transaction technology will enable real-time authentication of individuals anytime, anywhere, via the Internet, point-of-sale, security kiosk, and mobile devices.

Increase in authorized capital

On July 10, 2002, the State of Nevada approved the Company's amended Articles of Incorporation, which increased its capitalization from 25,000,000 common shares to 100,000,000 common shares.

Item 2. Management's Discussion and Analysis or Plan of Operation.

As of June 30, 2002, the Company had no current business activities or operations and minimal assets. Pursuant to an agreement entered into as of April 29, 2002, the Company acquired all of the issued and outstanding shares of stock of Bycom Media Inc., an Ontario, Canada corporation. The closing occurred on May 5, 2002. See Note 10. Subsequent Events. Notes to Consolidated Financial Statements contained in Item 1 above.

Bycom Media Inc. is engaged in multimedia applications for internet-based businesses. Utilizing business search tools and databases, Bycom Media Inc. will be able to locate and access global business information. Bycom Media Inc. intends to use its technology in order to enter into various business combinations with entities who offer products or services which are susceptible to internet marketing. As an alternative, Bycom Media Inc. will also sell, for a fee, this information and will act as an "out-source provider" of information. As an "out-source provider," the information will be cost-effective for the user. This is because the customer typically lacks the technology expertise, capital, personnel or ability to bear the time to market and operating risk to install, maintain and monitor business information. Bycom Media Inc. for itself and for its customers will provide personnel who are readily available to respond to technical issues and marketing issues, and who can assist in developing and implementing the effective use of the business search tools and data base.

The Company is dependent upon its sole officer to meet any de minimis costs which it may incur. Donald Bell, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is an officer and director of the Company when the obligation is incurred.

Since the Company had no operating history nor any revenues or earnings from operations as of June 30, 2002 and currently has limited assets or financial resources, the Company will in all likelihood continue to sustain operating expenses without corresponding revenues. This may result in the Company incurring a net operating loss which will increase continuously until the Company can implement its business plan.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

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

Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented, and (iii) receive from the auditors disclosures regarding the auditors' Independents Standards Board Standard No. 1, as may be modified or supplemented.

Item 6. Exhibits and Reports on Form 8-K.

During the quarter the Company filed a Form 8-K effective April 29, 2002 disclosing the following transactions:

A. Describing the acquisition of Bycom Media Inc. ("Bycom") pursuant to a Plan and Agreement of Reorganization (the "Plan") effective at the date thereof whereby the Company issued 4,800,000 common shares to purchase 100% of the outstanding shares of Bycom, including exhibits containing copies of the Plan and the financial statements of Bycom as of January 31, 2002.

B. The adoption of a resolution of the Board of Directors causing a stock dividend to be paid on the common shares of the Corporation, to the shareholders of record on May 6, 2002, being two and one-half (2-1/2) shares for each one (1) share held by each shareholder, such issuance and delivery of the additional two and one-half (2-1/2) shares for each one (1) share then held is to be made as soon as practical after the record date.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY INVESTMENTS INC.
(Registrant)

By: /S/ Donald Bell, President and sole Director
(Signature and Title)*

Date: August 28, 2002