Form 10QSB
period 2002-09-30
DISCOVERY INVESTMENTS INC
filed 2003-01-31
CIK 1083459

This Form 10-QSB is the subject of a Form 12b-25

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 000-26175

DISCOVERY INVESTMENTS, INC. (Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0409151 (I.R.S. Employer Identification No.)
6767 W. Tropicana Avenue, Suite 207 Las Vegas, NV 89103 (Address of principal executive offices)
702.248.1047 (Issuer's telephone number)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

38,499,583 common shares as at January 21, 2003

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of
Discovery Investments, Inc.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2002 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Calgary, Alberta
Date: January 31, 2003

/s/ Donald Bell
Director of Discovery Investments, Inc.

DISCOVERY INVESTMENTS, INC.

CONSOLIDATED Financial REPORTS

(Reviewed)

September 30, 2002

December 31, 2001

DISCOVERY INVESTMENTS, INC.

Contents

INDEPENDENT ACCOUNTANT'S REPORT ON THE FINANCIAL STATEMENTS	1

Balance Sheets	2

Statements of Income	3-4

Statements of Stockholders' Equity	5

Statements of Cash Flows	6-7

Notes to Financial Statements	8-14

Independent Accountant's Report

To the Board of Directors

Discovery Investments, Inc.

Las Vegas, Nevada

I have reviewed the accompanying balance sheet of Discovery Investments, Inc. as of September 30, 2002 and the related statements of operations, stockholders' equity, and cash flows for the nine-month period then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information in these financial statements is the representation of the management of the Company.

A review of interim financial information consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

As discussed in Note 7, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

Kyle L. Tingle, CPA, LLC

December 27, 2002

Henderson, Nevada

DISCOVERY INVESTMENTS, INC.

CONSOLIDATED Balance Sheets

See Accountant's Report

(Restated)

	September 30,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS
Cash	$25,106	$0
Receivables	24,260	0
Prepaid expenses	4,596	0
Total current assets	53,962	0

FIXED ASSETS, Net	$111,595	$0

GOODWILL (Note 4)	$1,624,359	$0
Deposits	$7,172	$0

Total assets	$1,797,088	$0

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Bank overdraft	$35,918	$0
Accounts payable	269,460	2,136
Accrued expenses	387,983	0
Officers' advances (Note 8)	96,738	50,000

Total current liabilities	$790,099	$52,136

LONG TERM DEBT (Note 8)	$1,142,896	$0

Total liabilities	$1,932,995	$52,136

STOCKHOLDERS' EQUITY
Common stock: $0.001 par value;
authorized 100,000,000 shares;
issued and outstanding:
2,199,881 shares at December 31, 2001		2,200
38,499,583 shares at September 30, 2002	38,500
Additional Paid In Capital	(17,500)	0
Accumulated deficit during development stage	(156,907)	(54,336)

Total stockholders' equity	$(135,907)	$(52,136)

Total liabilities and stockholders' equity	$1,797,088	$0

See Accompanying Notes to Consolidated Financial Statements.

DISCOVERY INVESTMENTS, INC.

consolidated Statements of INcome

See Accountant's Report

(Restated)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Revenues	$0	$0	$0	$0

Cost of revenue	0	0	0	0

Gross profit	$0	$0	$0	$0

General, selling and administrative expenses	87,568	3,500	102,571	9,443

Operating (loss)	$(87,568)	$(3,500)	$(102,571)	$(9,443)

Nonoperating income (expense)
Interest expense	0	(17,753)	0	(98,753)

(Loss) before reorganization items and extraordinary item	$(87,568)	$(21,253)	$(102,571)	$(108,196)
Reorganization items (Note 2)	0	(30,000)	0	(30,000)

(Loss) before extraordinary item	$(87,569)	$(51,253)	$(102,571)	$(138,196)

Extraordinary gain on prepetition debt discharge (Note 2)	$0	$1,984,489	$0	$1,984,489

Net income (loss)	$(87,568)	$1,933,236	$(102,571)	$1,846,293

Net income (loss) per share, basic and diluted (Note 2)	$(0.00)	$0.26	$(0.01)	$0.25

Average number of shares of common stock outstanding	29,521,323	7,350,000	18,499,584	7,350,000

See Accompanying Notes to Consolidated Financial Statements.

DISCOVERY INVESTMENTS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

See Accountant's Report

(Restated)
			Additional
	Common Stock		Pain-In	Accumulated
	Shares	Amount	Capital	(Deficit)

Balance, December 31, 2000	2,100,000	$2,100	$0	$(1,898,393)

Issuance of common stock, pursuant to bankruptcy order, issued November 29, 2001	99,881	100		(100)

Net income, December 31, 2001				1,844,157

Balance, December 31, 2001	2,199,881	$2,200	0	(54,336)

Issuance of common stock on acquisition of Bycom Media Inc. May 5, 2002	4,800,000	4,800

Stock dividend, 2.5:1, May 5, 2002	17,499,702	17,500	(17,500)

Issuance of common stock on acquisition of Cavio Corporation August 28, 2002	14,000,000	14,000

Net (loss), September 30, 2002				(102,571)

Balance, September 30, 2002	38,499,583	$38,500	$(17,500)	$(156,907)

See Accompanying Notes to Consolidated Financial Statements.

DISCOVERY INVESTMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

See Accountant's Report

(Restated)

	Nine Months Ended
	September 30,	September 30,
	2002	2001

Cash Flows From Operating Activities
Net income (loss)	$(102,571)	$1,846,293
Adjustments to reconcile net income (loss) to cash provided by (used in operating activities)
Depreciation and amortization	2,919
Extraordinary gain on pre-petition debt discharge	0	(1,984,489)
Reorganization items
Professional fees	0	30,000
Changes in assets and liabilities
(Increase) in receivables (post-petition)	(4,420)	0
Increase in accounts payable and accrued expenses (pre-petition)	0	107,121
Increase in accounts payable and accrued expenses (post-petition)	59,826	0
Increase in officer advances (pre-petition)	0	1,075
Increase in officer advances (post-petition)	35,750	0

Net cash provided by (used in) operating activities:	$(8,496)	$0

Cash Flows From Investing Activities
Acquisition of businesses, net of cash	$0	$0

Cash Flows From Financing Activities
Issuance of common stock	$0	$0
Cash received in acquisition	8,001
Proceeds from notes payable	25,601	0

Net cash provided by financing activities	$33,602	$0

Net increase (decrease) in cash and cash equivalents	$25,106	$0

Cash and cash equivalents, beginning of period	0	0

Cash and cash equivalents, end of period	$25,106	$0

Supplemental Schedule of Non-Cash
Investing and Financing Activities
Discharge of short term notes payable	$0	$0
Discharge of long term notes payable	0	0
Issuance of shares on acquisition of Bycom Media Inc.	4,800	0
Issuance of shares of acquisition of Cavio Corporation, Inc.	14,000	0

See Accompanying Notes to Consolidated Financial Statements.

DISCOVERY INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 and December 31, 2001

Note 1. Nature of Business and Significant Accounting Policies

Nature of business:

Discovery Investments, Inc. ("Company") was organized September 10, 1996 under the laws of the State of Nevada. The Company, through its subsidiaries is developing software for multimedia internet tools and authentication software, primarily for use on the internet.

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

A summary of the Company's significant accounting policies is as follows:

Basis of Presentation

The Company implemented guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("AICPA SOP 90-7") as of September 30, 2001. Accordingly, the Company's financial statements for the periods prior to September 30, 2001 are not comparable to financial statements presented on or subsequent to September 30, 2001. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as at September 30, 2002 and for the period from May 5, 2002 to September 30, 2002.

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

Cash

For the Consolidated Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2002 and December 31, 2001.

Income taxes

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "Accounting for Income Taxes." A deferred tax asset or liability is recorded for all temporary differences

DISCOVERY INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 and December 31, 2001

Note 1. Nature of Business and Significant Accounting Policies (continued)

between financial and tax reporting. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

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

Software Development Costs

The software tools under development are primarily marketed for use by clients. The Company expenses these costs as costs of revenues in the period incurred in accordance with Statement of Financial Accounting Standard (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. This pronouncement identifies the characteristics of internal use software and provides guidance on new cost recognition principles.

Goodwill and Long-Lived Assets

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value.

The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived

DISCOVERY INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 and December 31, 2001

Note 2. Nature of Business and Significant Accounting Policies (continued)

Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a significant effect on the Company's financial position or operating results.

Year end

The Company originally selected March 31 for its fiscal year end. In 2000, the Company changed its fiscal year end to December 31.

Note 3. Restructuring Items

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

	Adjustment to Record the Plan of Reorganization
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

DISCOVERY INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 and December 31, 2001

Note 2. Restructuring Items (continued)
Stockholders' Equity
Common Stock	$2,100	$0	$2,100
Accumulated Deficit	(2,005,771)	(1,953,631)	(52,100)
Total Stockholders' Equity	$(2,003,671)	$(1,953,631)	$(50,000)

Total Liabilities and Stockholders' Equity	$0	$0	$0

The following pro forma statements of operations reflect the results of operations as if the reorganization had been effective December 31, 2000.

PRO FORMA STATEMENTS OF INCOME
	For the Year Ended December 31, 2001
	As Reported	Adjustments	Proforma

Revenues	$0	$0	$0
Cost of revenue	0	0	0
Gross profit	$0	$0	$0
General, selling and administrative expenses	11,579	0	11,579

Operating (loss)	$(11,579)	$0	$(11,579)
Nonoperating income (expense)
Interest expense	(98,753)	0	(98,753)

(Loss) before reorganization items and extraordinary item	$(110,332)	$0	$(110,332)
Reorganization items (Note 2)	(30,858)	30,858(1)	0

(Loss) before extraordinary item	$(141,190)	$30,858	$(110,332)
Extraordinary gain on prepetition debt discharge (Note 2)	$1,985,347	$(1,985,347)(2)	$0
Net income (loss)	$1,844,157	$(1,954,489)	$(110,332)

Net (loss) per share, Basic and diluted (Note 2)	$(0.87)	$(0.93)	$(0.05)

(1) Elimination of effect of reorganization items

(2) Elimination of the gain on pre-petition debt discharge

Note 3. Reorganization Items

Reorganization Items consisted of the following for the period ended September 30, 2002 and year ended December 31, 2001:

	September 30,	December 31,
	2002	2001

Professional Fees	$0	$30,858

DISCOVERY INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 and December 31, 2001

Note 4. Acquisitions

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

Bycom is currently inactive.

The Company has recorded the excess of the purchase price over the net book value of Bycom as goodwill on consolidation. The common stock of the Company trades on the NASDAQ bulletin boards and is thinly traded. The Company valued the acquisition on the fair value of the assets acquired and liabilities assumed.

Pursuant to SFAS No. 141, "Business Combinations," the transaction was treated as acquisition by Discovery Investments, Inc. whereby the assets acquired and liabilities were recorded at their fair market value. The excess of cost over net identifiable assets acquired is reflected as goodwill. The allocation of the purchase price was as follows:

Cash	$0
Goodwill	6,297
6,297

Accounts payable	1,497
1,497
$4,800

Share Consideration	$4,800

DISCOVERY INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 and December 31, 2001

Note 4. Acquisitions (continued)

Cavio Corporation

On June 13, 2002, the Company entered into a Plan and Agreement of Reorganization with Cavio Corporation, a Washington corporation ("Cavio") whereby the Company will acquire all of the outstanding shares of Cavio in exchange for 14,000,000 shares of the Company. Following closing of this transaction which occurred on August 28, 2002, Cavio Corporation and subsidiary will become a wholly owned subsidiary of the Company.

Cavio offers a suite of authentication products, including its enterprise middleware which uses public key infrastructure (PKI) and secure token-based technology to authenticate and manage personal identities for a wide variety of applications. Founded in 1998 to authenticate individuals for global trade transactions, Cavio revolutionizes electronic transaction processing with a comprehensive transaction and authentication solution that successfully integrates traditional business principles and leading edge technology. Cavio authentication and transaction technology will enable real-time authentication of individuals anytime, anywhere, via the Internet, point-of-sale, security kiosk, and mobile devices. The allocation of the purchase price was as follows:

Cash	$8,001
Accounts receivable	19,840
Prepaid expenses	11,768
Fixed assets	114,514
Goodwill	1,618,062
1,772,185

Bank overdraft	$51,271
Accounts payable	231,960
Accrued liabilities	346,671
Officer loans	10,988
Investor advances	1,117,295

1,758,185
$14,000

Share Consideration	$14,000

The following unaudited pro forma consolidated financial information for the Company has been prepared assuming the Bycom and Cavio acquisitions had occurred on January 1, 2002:

Nine months ended
September 30, 2002

Revenues	$0

General, selling, and administrative expenses	878,543

DISCOVERY INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 and December 31, 2001

Note 4. Acquisitions (continued)
Operating (loss)	(878,543)
Non-operating income (expense):
Interest expense
Net (loss)	$(878,543)

Net (loss) per share	$(0.02)

Average number of common shares outstanding	38,150,000

The Company has recognized goodwill in the acquisitions of both Bycom Media, Inc. and Cavio Corporation for the software being developed by each subsidiary. Due to the timing of the acquisitions, the Company has not determined there has not been impairment as the software is still under development. The development will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. As described in Note 9., the Company has entered into an "Agreement of Share Exchange" that will in effect return the Goodwill acquired in the acquisition of Cavio Corporation back to the shareholders of Cavio Corporation. Therefore, it is determined that to reflect impairment of Goodwill against the operations of the Company would be misleading.

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

As part of the reorganization explained in Note 2, the Company issued 99,881 shares of stock to the Class One impaired creditors on November 29, 2001

On April 25, 2002, the sole director of the Company adopted a resolution that resulted in a stock dividend. For stockholders of record on May 5, 2002, the Company will issue 2.5 shares for each shares owned. In lieu of issuing a fractional share certificate, the Company shall round up to a full share. This resulted in approximately 24,499,600 shares outstanding as of September 30, 2002.

DISCOVERY INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 and December 31, 2001

Note 5. Stockholders' Equity (continued)

On April 29, 2002, the Company issued 4,800,000 shares pursuant to a Plan of Reorganization whereby it acquired all of the outstanding shares of Bycom Media Inc. (Note 4)

Increase in authorized capital

On July 10, 2002, the State of Nevada approved the Company's amended Articles of Incorporation, which increased its capitalization from 25,000,000 common shares to 100,000,000 common shares.

On August 28, 2002, the Company issued 14,000,000 shares pursuant to a Plan and Agreement of Reorganization whereby it acquired all the outstanding shares of Cavio Corporation. (Note 4)

The Company has not authorized any preferred stock.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding for the nine months ended September 30, 2002 and 2001 was 18,499,584, and 7,350,000, respectively, for the three months ended September 30, 2002 and 2001, 29,521,323 and 7,350,000, respectively. As of September 30, 2002 and December 31, 2001, the Company had no dilutive potential common shares.

Note 6. Income Taxes

There is no provision for income taxes for the period ended September 30, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of September 30, 2002 is as follows:

Net operating loss carry forward	$102,571
Valuation allowance	$(102,571)
Net deferred tax asset	$0

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

DISCOVERY INVESTMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 and December 31, 2001

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

Note 8. Related Party Transactions and Investment Loans Payable

The Company, through its subsidiaries, has borrowed monies from officers and shareholders to fund ongoing operations, without interest until the Company develops viable operations. The operations of Cavio Corporation have been funded through bridge loans from investors assisting the Company in developing a private placement for securities. The investors are not charging interest for these funds in lieu of stock upon a successful registration and private placement.

Note 9. Subsequent Events

The Company entered into an "Agreement of Share Exchange" (Agreement") with Cavio Corporation on December 2, 2002, whereby the parties wish to reverse the original plan and agreement of reorganization, date June 7, 2002. The Agreement is not a rescission of the original agreement, but will return shares of Cavio Corporation to certain shareholders in return for the corresponding Discovery shares issues for those Cavio shares. Upon surrender, Discovery will cancel the returned shares. Due to this Agreement, the Company has determined that there is no impairment of the Goodwill acquired in the Cavio Corporation acquisition. The assets associated with the acquisition will be returned to the shareholders of Cavio Corporation at the Closing date of the share exchange, thereby negating the goodwill acquired by the Company. The Closing date is to occur on the 20th day following the date of a definitive Form 14(c) is deliver to the shareholders of Discovery in connection with the shareholders resolution of Discovery required to allow for the Share Exchange provided that it is acknowledged that closing of the transactions contemplated are subject to the consent, in writing, of the stockholders of Discovery representing at least a majority of the voting power. As of the date of this report, the Form 14(c) had not been delivered to the Shareholders of Discovery.

Note 10. Warrants and Options

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

Item 2. Management's Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms "we", "us", "our", and "Discovery" mean Discovery Investments, Inc., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

General

Discovery Investments was incorporated on September 10, 1996, under the laws of the State of Nevada.

Cavio Corporation

Effective September 4, 2002 we completed the transaction set out in a plan and agreement of reorganization dated June 13, 2002, pursuant to which we acquired 100% of the outstanding shares of Cavio Corporation, a Washington company, in exchange for 14 million shares of our company's common stock. As a result, Cavio became a wholly owned subsidiary of our company. The operating results of Cavio are reflected in the consolidated operating results of our company.

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

For the three months ended September 30, 2002 we have incurred operating losses of $87,568. Due to poor market condition and our inability to seek adequate financing from third parties to properly finance the operations of Cavio, on December 2, 2002 our board of directors approved, subject to receiving the approval of a majority of the shareholders of our common stock, to unwind the acquisition of our interest in Cavio in return for 14 million shares of our company's common stock.

Concurrent with the execution of the agreement relating to the disposition of Cavio, each of Paul Mann, Michael Kinley and Terry Laferte resigned as directors of our company and Donald Bell was appointed as our President and sole director.

Bycom Media Inc.

Pursuant to an agreement entered into as of April 29, 2002, we acquired all of the issued and outstanding shares of stock of Bycom Media Inc., an Ontario, Canada corporation in exchange for 4,800,000 shares of our common stock. The closing occurred on May 5, 2002. See Note 4, Notes to Consolidated Financial Statements contained in Item 1 above.

Bycom Media Inc. was to be engaged in multimedia applications for internet-based businesses and, in particular, was to secure certain internet gaming licenses. This business strategy proved to be unsuccessful and our efforts to develop the business of Bycom Media ceased with the determination to pursue to acquisition of Cavio. Bycom Media is currently inactive.

Plan of Operation

As we do not have an active operating business that we can pursue, we are seeking to either identify a suitable business opportunity or enter into a suitable business combination over the 12 month period ending September 30, 2003. Until we secure a suitable business opportunity or combination, we will operate as a "blank check" company. Management of our company does not believe that it will be able to generate revenues without finding and completing the acquisition of a suitable business opportunity. In addition, if no suitable business opportunity is identified, shareholders will not realize any further return on their investment in our company, and there will be no market for our shares of common stock. Once a business opportunity or business combination has been identified, we will investigate and evaluate the business opportunity or business combination. Should our company wish to pursue any specific business opportunity or business combination, we will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

Since we have had no operating history nor any revenues or earnings from operations as of September 30, 2002 and currently have limited financial resources, we will in all likelihood continue to sustain operating expenses without corresponding revenues. This may result in our company incurring a net operating loss which will increase continuously until we can implement its business plan and generate sufficient revenues therefrom.. The Board of Directors of Discovery will continue to conduct all activities necessary to conserve cash and pay all liabilities.

Cash Requirements

We will be dependent upon proceeds from the sale of our securities for the near future. We anticipate that we will require approximately $100,000 over the twelve months ending September 30, 2003 for general and administrative expenses. Once we locate a suitable business opportunity or business combination, we may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. We may also issue shares of our common stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

Product Research and Development

We do not anticipate that we will expend any significant monies on research and development over the next 12 months.

Purchase of Significant Equipment

We do not intent to purchase any significant equipment through September 30, 2003.

Employees

Over the twelve months ending September 30, 2003, we anticipate an increase in the number of employees we retain only if we identify and complete the acquisition of a business opportunity or enter into a business combination. Such an increase in the number of employees may significantly increase our monthly burn rate and such increase in the monthly burn rate depends on the number of employees we retain, if any.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, our company carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our company's President, Chief Executive Officer and Chief Financial Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date our company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Changes in Securities.

On July 10, 2002, our company filed with the State of Nevada a Certificate of Amendment of Articles of Incorporation of our company increasing our shares of common stock from 25,000,000 shares to 100,000,000 shares.

On August 28, 2002, we issued 14,000,000 shares pursuant to a plan and agreement of reorganization whereby we acquired all of the issued and outstanding shares of Cavio Corporation.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the shareholders of Discovery during the quarter ended September 30, 2002.

On December 2, 2002, a majority of our shareholders approved the disposition of all of our interest in Cavio Corporation. Shareholder approval for the disposition of our interest in Cavio was obtained by written consent of shareholders owning 25,648,155 shares of our common stock, which represented 66.6% on the record date, December 2, 2002. The disposition of assets has not yet become effective as we are in the process of disseminating an Information Statement on Schedule 14C to our shareholders.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Form 8-K Current Reports

On September 12, 2002 we filed a current report on Form 8-K announcing that we completed the transaction set out in a Plan and Agreement of Reorganization dated June 13, 2002, pursuant to which our company acquired 100% of the outstanding shares of Cavio Corporation in exchange for 14 million shares of our company issued from treasury. We also announced that Paul Mann, President & CEO of Cavio, Michael Kinley and Terry Laferte were appointed directors of our company. Mr. Mann became our company's Chairman and CEO and Mr. Donald Bell resigned as an officer and director of our company.

Financial Statements Filed as Part of the Quarterly Report

Our financial statements include:

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Changes in Stockholders' Equity
Condensed Statements of Cash Flows
Notes to the Financial Statements

Exhibits Required by Item 601 of Regulation S-B

Exhibit Number and Description

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY INVESTMENTS, INC.

By:/s/ Donald Bell
Donald Bell, President and Director
January 31, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donald Bell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Discovery Investments, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 31, 2003

/s/ Donald Bell

Donald Bell
President, Chief Executive Officer
and Chief Financial Officer