Form 10KSB
period 2002-12-31
DISCOVERY INVESTMENTS INC
filed 2003-07-17
CIK 1083459

Commission File No. 000-26175


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-KSB


     /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934


                  For the Fiscal Year Ended: December 31, 2002


     / /  TRANSITION REPORT PURSUANT TO SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Transition Period From __ to __


                           DISCOVERY INVESTMENTS, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


                  Nevada                                   88-0409151
      _______________________________                  ___________________
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)


    6767 W. Tropicana Avenue, Suite 207
             Las Vegas, Nevada                                89103
   ________________________________________            ___________________
   (Address of principal executive offices)                (Zip Code)


Issuer's telephone number: (866) 351-5099


Securities to be registered pursuant to Section 12(b) of the Act:

                                      none


Securities to be registered pursuant to Section 12(g) of the Act:

                               $.001 Common Stock
                               __________________
                                (Title of Class)


         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. /X/


         As of December 31, 2002, there were 38,499,583 shares of the registrant's Common Stock, $.001 par value, outstanding.


         The aggregate market value of shares of Common Stock held by non-affiliates of the registrant, as of the last business day of registrant's most recent quarter is $461,975, and as of July 7, 2003 is $477,345.


         State the registrant's revenues for the December 31, 2002 fiscal year:
$-0-.

                                TABLE OF CONTENTS

                                                                            PAGE


Item 1.  Description of Business

Item 2.  Description of Property

Item 3.  Legal Proceedings

Item 4.  Submission of Matter to Vote of Security Holders

Item 5.  Market for Common Registrant Equity and Related
         Stockholder Matter

Item 6.  Management's Discussion and Analysis or Plan of Operation

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

Item 10. Executive Compensation

Item 11. Security Ownership of Certain Beneficial Owners and Management

Item 12. Certain Relationships and Related Transactions

Item 13. Exhibits and Reports on Form 8-K

         Signatures

ITEM 1.     DESCRIPTION OF BUSINESS.


Introduction

     Discovery Investments, Inc. (the "Company") was incorporated on September 10, 1996, under the laws of the State of Nevada to engage in any lawful corporate activity. The Company had been in the development stage and was not active until October 26, 1999.

     On December 10, 1999, the Company entered into a Plan and Agreement of Reorganization with LLO-Gas, Inc. and John Castellucci. On October 26, 1999, LLO-Gas had acquired certain ARCO facilities and a so-called card lock facility and commenced operations. LLO-Gas was incorporated in July 1998 under the laws of the State of Delaware. On December 20, 1999, there was a closing under the Plan and LLO-Gas, Inc. became a wholly owned subsidiary of the Company and there was a change of control of the Company. Between December 20, 1999 and August 10, 2000, differences of opinion as to matters of fact and as to matters of law had arisen by and between certain of the shareholders of the Company, who were shareholders prior to the closing, and between the Company, John Castellucci and LLO-Gas, Inc.

     On June 7, 2000, LLO-Gas, Inc. filed a Voluntary Petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division, case number SV 00-15398-AG. On December 1, 2000, the United States Bankruptcy Court converted the pending matter into a Chapter 7 liquidation. Said Chapter 7 effected LLO-Gas, Inc. and not the Company.

     On August 10, 2000, the Company entered into a Mutual Rescission Agreement and Mutual Release with John Castellucci which provided, inter alia, that the Company consents and agrees to rescind said Plan with John Castellucci consenting and agreeing to the rescission. The parties mutually agreed to forego all rights and benefits provided to each other thereunder.

     On August 9, 2001, the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, District of Nevada, Case Number BK-S-01-18156-RCJ. On September 24, 2001, the Bankruptcy Court confirmed the Disclosure Statement and Plan of Reorganization submitted by the Company and the Company was thereafter released from Bankruptcy.

     On April 29, 2002, the Company enterd into a Plan and Agreement of Reorganization with Bycom Media Inc., an Ontario, Canada corporation ("Bycom"). Pursuant to the Plan, the Company acquired all the outstanding shares of Bycom for 4,800,000 shares of Common Stock. On October 5, 2002, there was a closing under the Plan and Bycom became a wholly owned subsidiary of the Company and there was a change of control.

     Bycom was engaged in multimedia applications for internet-based business. Utilizing business search tools and databases, Bycom intended to be able to locate and access global business information for a fee, or was to act as an "out-source provider" of information. Bycom is currently inactive.

     On September 4, 2002, the Company completed a transaction set out in a Plan and Agreement of Reorganization dated June 13, 2002, pursuant to which the Company acquired all of the outstanding shares of Cavio Corporation, a Washington corporation, ("Cavio") in exchange for 14 million share of Common Stock. Due to poor market condition and the Company's inability to seek adequate financing from third parties to properly finance the operations of Cavio, on December 2, 2002 the Company's Board of Directors approved, subject to receiving the approval of a majority of the shareholders, to unwind the acquisition of Cavio in cancellation of the shares of Common Stock issued.

     On December 2, 2002, the Company unanimously approved the disposition of its interest in Cavio and thereafter received the consent of a majority of the outstanding shares of the Company Common Stock. The Company determined that the effective date for the divestiture to be March 31, 2003.

     Currently, the Company has no revenues or earnings from operations, with no significant assets or financial resources. Accordingly, the Company will in all likelihood continue to sustain operating expenses without corresponding revenues at least, until the consummation of a new business combination.

Plan of Operation

     The Company's current purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the advantages of a company who has complied with the Securities Exchange Act of 1934, as amended ("the 1934 Act")

     The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

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

     It is anticipated that the Company will incur nominal expenses in the implementation of its business plan described herein. Because the Company has no capital with which to pay these anticipated expenses, present management or shareholders of the Company will pay these charges with personal funds, as interest free loans to the Company or as capital contributions. However, if loans, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate.

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, the Company may acquire stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders.

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

     The Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-KSB (or 10-K, as applicable).

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

Employees

     The Company has no full time employees.

     For the year ended December 31, 2003, none of the officers and directors anticipates devoting more than ten (10%) percent of his or her time to Company activities. The Company's current President has agreed to allocate a portion of his time to the activities of the Company, without compensation.


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


ITEM 4.     SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS.

     Except for Company's obtaining of the written consent of the majority of the outstanding shares of Common Stock in connection with the divestiture of Cavio, there has been no matters submitted to the vote of the Company's security holders. On December 2, 2002, the Company obtained said written consent of these owning 25,648,155 shares of Common Stock which represented 66.6% of the issued and outstanding shares of Common Stock.


ITEM 5.     MARKET FOR COMMON COMPANY EQUITY AND RELATED STOCKHOLDER MATTER.

     (a) Market Price.

     The Company's Common Stock is currently traded in the other over the counter market under the symbol "DCIV." The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock of the Company as reported on said system (or as may have been previously reported on the Over the Counter Bulletin Board System). The bid prices reflect inter-dealer quotations, do not include retail mark-ups, mark-downs or commissions, and do not necessarily reflect actual transactions.

     Date              Open          High Bid         Low Bid         Close
     ________          _____         ________         _______         _____

     09/30/99          5.625          5.625            5.625          5.625
     10/18/99          5.625          6.625             5.50           5.50
     11/29/99          5.625          5.625            5.625          5.625
     12/27/99           6.00           6.00             6.00           6.00
     02/7/00           5.625          5.625            5.625          5.625
     02/29/00           5.25           5.25             5.00           5.00
     03/23/00           5.00           5.00             5.00           5.00
     05/26/00           3.00           3.00             2.00           2.00
     06/30/00          0.375          0.375            0.375          0.375
     07/31/00           0.25           0.25             0.25           0.25
     08/31/00           0.25           0.25             0.25           0.25
     09/30/00           0.25           0.25             0.25           0.25
     10/25/00           0.25           0.25             0.25           0.25
     11/30/00          0.625          0.625            0.625          0.625
     12/31/00          0.625          0.625            0.625          0.625
     01/31/01           0.50           0.50             0.50           0.50
     02/28/01           0.50           0.50             0.50           0.50
     03/31/01           0.50           0.50             0.50           0.50
     11/30/01          0.505          0.505            0.505          0.505
     12/31/01           0.15           0.15             0.15           0.15
     01/31/02           0.21           0.21             0.21           0.21
     02/28/02           0.55           0.55             0.40           0.40
     03/31/02          0.297           0.30            0.297           0.30
     04/30/02          0.328           0.30            0.328          0.328
     05/31/02           0.61           0.61             0.58           0.61
     06/30/02           1.24           1.28             1.24           1.28
     07/31/02           1.06           1.06             1.01           1.01
     08/31/02           0.69           0.70             0.68           0.70
     09/30/02           0.45           0.51             0.45           0.51
     10/31/02           0.30           0.35             0.27           0.35
     11/30/02           0.13           0.16             0.12           0.16
     12/31/02           0.06           0.06             0.05           0.05
     01/31/03           0.11           0.11             0.11           0.11
     02/28/03          0.081          0.081             0.08           0.08
     03/31/03          0.059           0.06            0.059           0.06
     04/30/03          0.074          0.075            0.074          0.075
     05/31/03          0.068          0.068            0.068          0.068
     06/30/03          0.062          0.062            0.062          0.062

     On July 7, 2003 the ask for the Common Stock of the Company was $0.062 and the bid for the Common Stock of the Company was $0.062. The last trade was on June 27, 2003 at $0.062.

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

     (b) Holders.

     There are forty-seven (47) active holders of record (including Cede and Co.) of the Company's Common Stock.

     As of December 31, 2002, the Company had issued and outstanding 38,499,587, as adjusted for a stock dividend, shares of its Common Stock. Giving effect to the cancellation of the shares of Common Stock issued for Cavio, the Company has issued and outstanding 24,499,587 shares. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with exemption from registration afforded by the Securities Act of 1933, as amended.

     As of the date hereof, all of the issued and outstanding shares of the Company's Common Stock held by non-affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

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


ITEM 6.     MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion should be read in conjunction with The Company's financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect The Company's plans, estimates and beliefs. The Company's actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report.

General

     The Company no longer has an operating business that it can pursue. Accordingly, the Company is seeking to either identify a suitable business opportunity or enter into a suitable business combination. Until it secures a suitable business opportunity or combination, it will operate as a "blank check" company.

Results of Operations

Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001.

     The Company incurred a net loss of $21,266 from continuing operations for the fiscal year ended December 31, 2002 compared to a net loss of $1,844,157 for the year end December 31, 2001. On the Statement of Income, the Net Income for 2002 is ($1,886,943), but this figure includes the net loss of continuing operations as well as the loss from discontinued operations of $1,865,677. The net loss from continuing operations is due primarily to costs associated with actively seeking an acquisition of a suitable business opportunity. The Company has generated a cumulative loss since inception of $1,941,179. Due to the continued losses and lack of revenues, there is substantial doubt about the Company's ability to continue as a going concern. Discussion and analysis related to significant operating activities undertaken during the year. Lack of Revenues

     At this time, the Company's ability to generate any revenues continues to be uncertain. The auditor's report on the December 31, 2002 financial statements contains an additional explanatory paragraph which identifies issues that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

     At this time, the Company anticipates general administrative and operations expenses for the year ended December 31, 2003 to be approximately $50,000. The Company will be dependent upon loans or proceeds from the sale of its securities for the near future. Once the Company locates a suitable business opportunity or business combination, it may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. The Company may also issue shares of Common Stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

Liquidity and Capital Resources

     The Company's financial statements have been prepared on the basis of a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and has not generated profitable operations since inception. The continuance of the Company as a going concern is dependent on obtaining financing from third parties.

     The Company is currently relying on its existing cash reserves to fund its continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of December 31, 2002 and December 31, 2001, its cash and cash equivalent balances were $0 and $0 respectively. The Company anticipates that it will require additional financing in order to continue seeking a suitable business opportunity or business combination. The Company would likely seek to secure any additional financing necessary through a private placement of its shares of Common Stock. Plan of Operation for the 12 Months ending December 31, 2003.

     The Company will continue to seek a new business opportunity or business combination over the 12 month period ending December 31, 2003. Once a business opportunity or business combination has been identified, the Company will investigate and evaluate the business opportunity or business combination. Should the Company wish to pursue any specific business opportunity or business combination, it will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

Cash Requirements

     There is substantial doubt about the Company's ability to continue as a going concern due to the losses incurred since inception, stockholders' deficiency, and lack of revenues.

     The Company anticipates that it may require financing from unrelated third parties in order to continue seeking a suitable business opportunity or business combination. The Company anticipates that it will have sufficient capital to fund its ongoing operations until that time. However, the Company may be required to raise additional financing for a particular business combination or business opportunity. The Company would likely seek to secure any additional financing necessary through a private placement of our Common Stock.

Product Research and Development

     The Company does not anticipate that it will expend any significant monies on research and development over the next twelve months. Purchase of Significant Equipment

     The Company does not intend to purchase any significant equipment through December 31, 2003, unless it identifies a suitable business opportunity or business combination that may require it to invest in such equipment. Employees

     Over the twelve months ending December 31, 2003, the Company anticipates no increase in the number of employees. The Company will retain new employees only if it identifies and completes the acquisition of a business opportunity or enters into a business combination. Such an increase on the number of employees may significantly increase the Company's monthly burn rate and such increase in the monthly burn rate depends on the number of employees the Company ultimately retains, if any. New Accounting Pronouncements

     In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. SFAS No. 144 was adopted by the Company for the fiscal year ended December 31, 2002. As disclosed in Note 4 to the Company's Consolidated Financial Statements, the adoption of this standard had a material effect on the Company's financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002.

     In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro-forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation expands on the accounting guidance of FAS 5, Accounting for Contingencies, FAS 57, Related Party Disclosures, and FAS 107, Disclosures about Fair Value of Financial Instruments, and incorporates without change the provisions of FIN 34, Disclosure of Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 will be effective to the Company on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). Under that interpretation, certain entities known as "Variable Interest Entities" ("VIE") must be consolidated by the "primary beneficiary" of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 requires disclosure of Variable Interest Entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46. The measurement principles of this interpretation will be effective for the Company's 2003 financial statements. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

     In November 2002, the "EITF" reached a consensus on EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria consider whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 is effective for revenue agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. The Company believes that the adoption of this standard will have no material impact on its financial statements.

ITEM 7.     FINANCIAL STATEMENTS.











                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED FINANCIAL REPORTS


                                DECEMBER 31, 2002
                                DECEMBER 31, 2001

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS





INDEPENDENT ACCOUNTANT'S REPORT ON
THE FINANCIAL STATEMENTS                                                     F-1

   Balance Sheets                                                            F-2

   Statements of Income                                                    F-3-4

   Statements of Stockholders' Equity                                        F-5

   Statements of Cash Flows                                                F-6-7

   Notes to Financial Statements                                          F-8-16
________________________________________________________________________________

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT




To the Shareholders and Board of Directors
Discovery Investments, Inc.


I have audited the accompanying consolidated balance sheets of Discovery Investments, Inc. (a Development Stage Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on our audits. I did not audit the financial statements of Cavio Corporation (a Development Stage Company). a wholly-owned subsidiary, which statements reflect total assets of $467,621 and 0 as of December 31, 2002 and 2001, respectively, and total revenues of $1,097 and $0 for the years ended December 31, 2002 and 2001. Those statements were audited by other auditors whose report has been furnished to me, and my opinion, insofar as it relates to the amounts included for Cavio Corporation (a Development Stage Company) is based solely on the report of the other auditors.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Discovery Investments, Inc, (a Development Stage Company) as of December 31, 2002 and 2001, and of the results of its operations and cash flows for the years ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, effective September 24, 2001, the Company completed its reorganization after seeking protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a Reorganization Plan which was confirmed by the Bankruptcy Court on September 24, 2001. As discussed in Note 4 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note
4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Kyle L. Tingle, CPA, LLC
June 13, 2003
Henderson, NV

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (RESTATED)


                                                    December 31,    December 31,
                                                            2002    2001
                                                    ____________    ____________

                                                 ASSETS
CURRENT ASSETS
     Cash                                           $         0      $      0
     Assets of discontinued operations                  467,621             0
                                                    ___________      ________

            Total current assets                    $   467,621      $      0
                                                    ___________      ________

            Total assets                            $   467,621      $      0
                                                    ===========      ========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Bank overdraft                                 $        62      $      0
     Accounts payable                                     4,847         2,136
     Officers' advances                                  63,693        50,000
     Liabilities of discontinued operations           2,319,298             0
                                                    ___________      ________

            Total current liabilities               $ 2,387,900      $ 52,136
                                                    ___________      ________

LONG TERM DEBT                                      $         0      $      0
                                                    ___________      ________

            Total liabilities                       $ 2,387,900      $ 52,136
                                                    ___________      ________

STOCKHOLDERS' EQUITY
     Common stock: $0.001 par value;
        authorized 100,000,000 shares;
        issued and outstanding:
        7,699,583 shares at December 31, 2001                           7,700
        38,499,583 shares at December 31, 2002           38,500
     Additional Paid In Capital                               0             0
     Accumulated deficit during development stage    (1,958,779)      (59,836)
                                                    ___________      ________

            Total stockholders' equity              $(1,920,279)     $(52,136)
                                                    ___________      ________

                   Total liabilities and
                   stockholders' equity             $   467,621      $      0
                                                    ===========      ========


          See Accompanying Notes to Consolidated Financial Statements.


                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (RESTATED)


                                                                                               Sept 10, 1996
                                                              Year Ended       Year Ended     (inception) to
                                                            December 31,     December 31,       December 31,
                                                                    2002             2001               2002
                                                            ____________     ____________     ______________

Revenues                                                    $         0       $        0       $         0

Cost of revenue                                                       0                0                 0
                                                            ___________       __________       ___________

           Gross profit                                     $         0       $        0       $         0

General, selling and
   administrative expenses                                       21,266           11,579         1,745,238
                                                            ___________       __________       ___________

           Operating loss                                   $    (21,266)     $  (11,579)      $(1,745,238)

Nonoperating income (expense)
   Interest expense                                                   0          (98,753)         (284,753)
                                                            ___________       __________       ___________

Loss before reorganization items
           and extraordinary item                           $   (21,266)      $ (110,332)      $(2,029,991)

Reorganization items                                                  0          (30,858)          (30,858)
                                                            ___________       __________       ___________

       (Loss) before extraordinary item                     $   (21,266)      $ (141,190)$      (2,060,849)

Extraordinary gain on prepetition debt
           discharge                                        $         0       $1,985,347       $ 1,985,347
                                                            ___________       __________       ___________


           Net income (loss) from continuing operations     $   (21,266)      $1,844,157       $   (75,502)

Loss from discontinued operations                            (1,865,677)               0        (1,865,677)
                                                            ___________       __________       ___________

           Net income (loss)                                $(1,886,943)      $1,844,157       $(1,941,179)
                                                            ===========       ==========       ===========



Earnings (loss) per share, basic and diluted
           Income (loss) from continuing operations         $     (0.08)      $     0.25       $     (0.20)
                                                            ===========       ==========       ===========

           Loss from discontinued operations                $     (0.08)      $     0.25       $     (0.20)
                                                            ===========       ==========       ===========

           Net income (loss)                                $     (0.08)      $     0.25       $     (0.20)
                                                            ===========       ==========       ===========

           Average number of shares
           of common stock outstanding                       23,540,679        7,380,733         9,926,495
                                                            ===========       ==========       ===========


          See Accompanying Notes to Consolidated Financial Statements.



                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (RESTATED)

                                               Common Stock           Additional
                                          _______________________      Paid-In       Accumulated
                                            Shares        Amount       Capital        (Deficit)          Total
                                          __________     ________     __________     ___________      ___________

Balance, December 31, 2000                 7,350,000     $  7,350        $ 0         $(1,903,643)     $(1,896,293)

Issuance of common stock, pursuant
  to bankruptcy order, issued
  November 29, 2001                          349,583          350                           (250)             100

Net income, December 31, 2001                                                          1,844,157        1,844,157
                                          __________     ________     __________     ___________      ___________

Balance, December 31, 2001                 7,699,583     $  7,700        $ 0         $   (59,836)     $   (52,136)

Issuance of common stock on
  acquisition of Bycom Media Inc.
  May 5, 2002                             16,800,000       16,800                        (12,000)           4,800

Stock dividend, 2.5:1,  May 5, 2002

Issuance of common stock on
   acquisition of Cavio Corporation
   September 4, 2002                      14,000,000       14,000                                          14,000

Net (loss), December 31, 2002                                                         (1,886,943)      (1,886,943)
                                          __________     ________     __________     ___________      ___________

Balance, December 31, 2002                38,499,583     $ 38,500        $ 0         $(1,958,779)     $(1,920,179)
                                          ==========     ========     ==========     ===========      ===========


See Accompanying Notes to Consolidated Financial Statements.




                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (RESTATED)

                                                                                                             Sept. 10, 1996
                                                                            Year Ended        Year Ended     (inception) to
                                                                           December 31,      December 31,      December 31,
                                                                                  2002              2001               2002
                                                                           ___________       ___________     ______________

Cash Flows From Operating Activities
    Net income (loss)                                                      $(1,886,943)      $ 1,844,157      $(1,941,179)
    Less: loss from discontinued operations                                  1,865,677                 0        1,865,677
                                                                           ___________       ___________      ___________

      Loss from continuing operations                                          (21,266)                0          (75,602)
    Adjustments to reconcile net (loss) to cash
    (used in) operating activities:
    Impairment of intangible assets                                              4,800                 0            4,800
    Extraordinary gain on prepetition debt discharge                                 0        (1,985,347)      (1,985,347)
    Reorganization items, professional fees                                          0            30,858           30,858
    Changes in assets and liabilities
    Increase in accounts payable and
       accrued expenses (pre-petition)                                               0           107,121          386,913
    Increase in accounts payable and
        accrued expenses (post-petition)                                         2,773             2,136            4,909
    Increase in officer advances (pre-petition)                                      0             1,075           17,576
    Increase in officer advances (post-petition)                                13,693            50,000           63,693
                                                                           ___________       ___________      ___________

         Net cash (used in) operating activities before
         reorganization items                                              $         0       $    50,000      $(1,552,100)
                                                                           ___________       ___________      ___________

(Decrease) to Cash Resulting from Reorganization Items:
    Pre-petition claims paid pursuant to plan                              $         0       $   (19,142)     $   (19,142)
    Professional fees paid                                                           0           (30,858)         (30,858)
                                                                           ___________       ___________      ___________

         Net cash (used in) operating activities                           $         0       $         0      $(1,602,100)
                                                                           ___________       ___________      ___________

Cash Flows From Investing Activities                                       $         0       $         0      $         0
                                                                           ___________       ___________      ___________

Cash Flows From Financing Activities
         Issuance of common stock                                          $         0       $         0      $     2,100
         Proceeds from notes payable                                                 0                 0        1,600,000
                                                                           ___________       ___________      ___________

         Net cash provided by financing activities                         $         0       $         0      $ 1,602,100
                                                                           ___________       ___________      ___________

         Net increase (decrease) in cash and cash equivalents              $         0       $         0      $         0

Cash and cash equivalents, beginning of period                                       0                 0                0
                                                                           ___________       ___________      ___________

Cash and cash equivalents, end of period                                   $         0       $         0      $         0
                                                                           ===========       ===========      ===========

Supplemental Schedule of   Non-Cash Investing and Financing Activities
    Discharge of short term notes payable                                  $         0       $   100,000      $   100,000
    Discharge of long term notes payable                                             0         1,500,000        1,500,000


See Accompanying Notes to Consolidated Financial Statements.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Discovery Investments, Inc. ("Company") was organized September 10, 1996 under the laws of the State of Nevada. The Company, through its subsidiaries was to develop software for multimedia internet tools and authentication software, primarily for use on the internet. The Company currently has limited operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a development stage company.

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

A SUMMARY OF THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES IS AS FOLLOWS:

BASIS OF PRESENTATION

The Company implemented guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("AICPA SOP 90-7") as of September 30, 2001. Accordingly, the Company's financial statements for the periods prior to September 30, 2001 are not comparable to financial statements presented on or subsequent to September 30, 2001. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as at December 31, 2002 and for the period from May 5, 2002 to December 31, 2002.

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

CASH

For the Consolidated Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2002 and 2001.

INCOME TAXES

Income taxes are provided for using the liability method of accounting in accordance with SFAS No. 109 "ACCOUNTING FOR INCOME TAXES." A deferred tax asset or liability is recorded for all temporary differences

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


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

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


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


NEW ACCOUNTING PRONOUNCEMENTS

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. SFAS No. 144 was adopted by the Company for the fiscal year ended December 31, 2002. As disclosed in Note 6, the adoption of this standard had a material effect on the Company's financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This pronouncement is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro-forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 2.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others. The Interpretation expands on the accounting guidance of FAS 5, Accounting for Contingencies, FAS 57, Related Party Disclosures, and FAS 107, Disclosures about Fair Value of Financial Instruments, and incorporates without change the provisions of FIN 34, Disclosure of Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees, such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. FIN 45 will be effective to the Company on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). Under that interpretation, certain entities known as "Variable Interest Entities" ("VIE") must be consolidated by the "primary beneficiary" of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 requires disclosure of Variable Interest Entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46. The measurement principles of this interpretation will be effective for the Company's 2003 financial statements. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In November 2002, the "EITF" reached a consensus on EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF 00-21 establishes criteria for whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria consider whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of returns for the delivered item. EITF 00-21 is effective for revenue agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. The Company believes that the adoption of this standard will have no material impact on its financial statements

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 2.  RESTRUCTURING ITEMS

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



                                           Adjustments to Record the Plan of Reorganization
                                           ________________________________________________
                                                 Balance          Debt         Balance
                                                  Sheet         Discharge       Sheet
                                               ___________     ___________     _______

ASSETS                                         $         0     $         0     $      0
                                               ===========     ===========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                           $    19,182     $    30,858     $ 50,000
                                               ___________     ___________     ________

Liabilities Subject to Compromise
    Short term notes payable                   $   100,000     $  (100,000)    $      0

    Accounts payable                                82,160         (82,160)           0
    Interest payable                               284,753        (284,753)           0
    Officer's advances                              17,576         (17,576)           0
    Notes payable                                1,500,000      (1,500,000)           0
                                               ___________     ___________     ________
Total Liabilities Subject to Compromise        $ 1,984,489     $(1,984,489)    $      0
                                               ___________     ___________     ________
Total Liabilities                              $ 2,003,671     $(1,953,631)    $ 50,000
                                               ___________     ___________     ________

Stockholders' Equity
    Common Stock                               $     2,100     $         0     $  2,100
    Accumulated Deficit                         (2,005,771)     (1,953,631)     (52,100)
                                               ___________     ___________     ________
Total Stockholders' Equity                     $(2,003,671)    $(1,953,631)    $(50,000)
                                               ___________     ___________     ________

Total Liabilities and Stockholders' Equity     $         0     $         0     $      0
                                               ===========     ===========     ========


                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 2.  RESTRUCTURING ITEMS (CONTINUED)


The  following  proforma   statements  of  operations  reflect  the  results  of
operations as if the reorganization had been effective December 31, 2000.



                         Pro FORMA STATEMENTS OF INCOME


                                              For the Year Ended December 31, 2001
                                            _________________________________________
                                            As Reported    Adjustments      Proforma
                                            ___________    ___________      _________

Revenues                                    $        0     $         0      $       0
Cost of revenue                                      0               0              0
                                            __________     ___________      _________
           Gross profit                     $        0     $         0      $       0
General, selling and
   administrative expenses                      11,579               0         11,579
                                            __________     ___________      _________

           Operating (loss)                 $  (11,579)    $         0      $ (11,579)
Nonoperating income (expense)
   Interest expense                            (98,753)              0        (98,753)
                                            __________     ___________      _________

(Loss) before reorganization items
             and extraordinary item         $ (110,332)    $         0      $(110,332)
Reorganization items (Note 2)                  (30,858)         30,858(1)           0
                                            __________     ___________      _________

(Loss) before extraordinary item            $ (141,190)    $    30,858      $(110,332)
Extraordinary gain on prepetition debt
           discharge (Note 2)               $1,985,347     $(1,985,347)(2)  $       0
                                            __________     ___________      _________
           Net income (loss)                $1,844,157     $(1,954,489)     $(110,332)
                                            ==========     ===========      =========

           Net (loss) per share, Basic
           and diluted (Note 2)             $    (0.87)     $    (0.93)     $   (0.05)
                                            ==========     ===========      =========

(1) Elimination of effect of reorganization items
(2) Elimination of the gain on pre-petition debt discharge



NOTE 3.  REORGANIZATION ITEMS

Reorganization Items consisted of the following for the period ended September 30, 2002 and year ended December 31, 2001:

                                                  September 30,     December 31,
                                                           2002             2001
                                                  _____________     ____________

Professional Fees                                 $           0    $      30,858
                                                  =============    =============

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 4. ACQUISITIONS AND DISPOSITIONS

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

Pursuant to SFAS No. 141, "Business Combinations," the transaction was treated as acquisition by Discovery Investments, Inc. whereby the assets acquired and liabilities were recorded at their fair market value. The excess of cost over net identifiable assets acquired is reflected as goodwill. The allocation of the purchase price was as follows:

                  Cash                               $     0
                  Goodwill                             4,800
                                                     _______

                  Net assets acquired                $ 4,800
                                                     =======

                  Share Consideration                $ 4,800
                                                     =======


CAVIO CORPORATION

On June 13, 2002, the Company entered into a Plan and Agreement of Reorganization with Cavio Corporation, a Washington corporation ("Cavio") whereby the Company acquired all of the outstanding shares of Cavio in exchange for 14,000,000 shares of the Company. Following closing of this transaction, which occurred on September 4, 2002, Cavio Corporation and subsidiary became a wholly owned subsidiary of the Company.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 4. ACQUISITIONS AND DISPOSITIONS (CONTINUED)

On December 2, 2002, the Board of Directors unanimously approved the disposition of the Company's interest in Cavio Corporation. This was approved by the consent of a majority of the shareholders. The Agreement is not a rescission of the original agreement. The company will repurchase the 14,000,000 shares of its common stock in exchange for the 100% acquired outstanding shares of Cavio Corporation. The transaction is to be completed upon tender of the 14,000,000 outstanding shares. The Company anticipates the completion before June 30, 2003. The Company accounted for this divestiture as a spin-off in accordance with
Accounting Principles Board Statement ("APB") No. 29, "ACCOUNTING FOR NONMONETARY TRANSACTIONS." The repurchase will be considered a distribution of the nonmonetary assets to the former shareholders of Cavio, whereby the reversal of the prior business combination is based on the historical cost of the nonmonetary assets distributed and no gain or loss will be recognized.

The sale of the Cavio shares represents the disposal of a component of the entity as defined by paragraph 41 of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the Company's financial statements have been presented to reflect "Cavio" as a discontinued operation for all periods presented. The revenue, costs, expenses, assets, liabilities, and cash flows from the discontinued operations have been excluded from the respective captions on the Balance Sheets, Statements of Income and, Statements of Cashflows, and have been reported though December 31, 2002 as "Net assets of discontinued operations," "net loss from discontinued operations," and "net cash provided by (used in) discontinued operations."

The following is a summary of assets and liabilities from discontinued operations as of December 31, 2002.

Assets of discontinued operations:
         Cash                                                 $      994
         Inventory                                                 1,754
         Prepaid expenses                                         11,839
         Property and equipment, net                             116,338
         Deferred finance costs                                  336,696
                                                              __________

         Total assets of discontinued operations              $  467,621
                                                              ==========

Liabilities of discontinued operations
         Accounts payable                                     $  524,596
         Bonuses payable                                           9,508
         Employee deductions payable                             270,405
         Loan payable                                          1,514,789
                                                              __________

         Total liabilities of discontinued operations         $2,319,298
                                                              ==========


The following is a summary of activities from discontinued operations for the year ended December 31, 2002.


         Revenues                                             $    1,097

         Expenses                                                230,067
                                                              __________

         Loss from discontinued operations                    $ (228,970)
                                                              ==========

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 4. ACQUISITIONS AND DISPOSITIONS (CONTINUED)


The Company has recognized goodwill in the acquisition of both Bycom Media, Inc. and Cavio Corporation for the software that was to be developed by the subsidiary. Bycom Media is no longer developing software, and therefore an impairment to the value of the goodwill has been recognized. Due to the discontinuation of business through Cavio Corporation, the company has recorded an impairment equal to the goodwill attributed to the acquisition of Cavio.


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

As  part  of  the   reorganization   explained  in  Note2,  the  Company  issued
99,881shares of stock to the Class One impaired creditors on November 29, 2001

On April 25, 2002, the sole director of the Company adopted a resolution that resulted in a stock dividend. For stockholders of record on May 5, 2002, the Company will issue 2.5 shares for each shares owned. In lieu of issuing a fractional share certificate, the Company shall round up to a full share. This resulted in approximately 24,499,600 shares outstanding as of May 5, 2002.

On May 5, 2002, the Company issued 4,800,000 shares pursuant to a Plan of Reorganization whereby it acquired all of the outstanding shares of Bycom Media Inc. (Note 4)

INCREASE IN AUTHORIZED CAPITAL

On July 10, 2002, the State of Nevada approved the Company's amended Articles of Incorporation, which increased its capitalization from 25,000,000 common shares to 100,000,000 common shares.

On September 4, 2002, the Company issued 14,000,000 shares pursuant to a Plan and Agreement of Reorganization whereby it acquired all the outstanding shares of Cavio Corporation.

The Company has not authorized any preferred stock.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 5.  STOCKHOLDERS' EQUITY (CONTINUED)

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding for the years ended December 31, 2002 and 2001 and since inception through December 31, 2002 was 23,272,186; 7,380,733 and 9,883,849, respectively. As of December 31, 2002 and December 31, 2001, the Company had no dilutive potential common shares.

NOTE 6. INCOME TAXES

There is no provision for income taxes for the period ended December 31, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 2002 is as follows:

                  Net operating loss carry forward            $ 121,737
                  Valuation allowance                         $(121,737)
                                                              _________

                  Net deferred tax asset                      $       0

The net federal operating loss carry forward will expire between 2020 and 2021. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

For financial reporting purposes, the Company reported an extraordinary gain in the amount of $1,984,489 resulting from the cancellation of indebtedness that occurred from the bankruptcy discharge on the effective date. Pursuant to
Section 1087 of the Internal Revenue Code, this extraordinary gain is excluded from income taxation and certain tax attributes of the Company are eliminated or reduced, up to the amount of such income excluded from taxation. As a result, the Company's net operating loss carryforwards were reduced by the $1,984,489.

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

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no changes nor any disagreements with the accountant or the accountant's findings.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     On December 2, 2002, Donald Bell was appointed as the sole director and the then directors, Paul Mann, Michael Kinley and Terry Laferte, (and officers) resigned. Members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The sole director may file vacancies. The officers serve at the pleasure of the Board of Directors. Information as to the director and officer of the Company is as follows:

         Name                              Ages               Position
         ___________                       ____               __________________

         Donald Bell                        39                President/Director

     The principal occupation and business experience for Donald Bell as follows:

     Donald Bell has worked within the investment community for the past 15 years. First as an investment adviser with Pacific International Securities Inc. of Vancouver B.C. and, most recently, as Vice President of corporate finance and business development for a mining and resource company. Mr. Bell is the President and Director of Auteo Media, Inc. Mr. Bell is 39 years old and currently resides in Toronto, Ontario where he is married with two children. Mr. Bell's has experience and contacts in the investment and banking communities throughout North America, Europe and Asia.

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

ITEM 10.    EXECUTIVE COMPENSATION.

     For the period ended December 31, 2002 and June 30, 2003, none of the Company's officers and/or directors received any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past. Donald Bell has agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition.

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

                Name and          Amount and
                Address of        Nature of
Title           Beneficial        Beneficial        Number           Percent
of Class        Owner             Owner             of Shares        of Class
_____________________________________________________________________________

Common          C. Philip Yeandle   Direct          16,800,000         69%
                35 Church St.
                Suite 206
                Toronto, Ontario
                Canada M5E 113

Total                                               16,800,000         69%

     (b) Security Ownership of Management.

     The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by the sole director and officer of the Company.

             Name and
             Address of           Amount
Title        Beneficial           Beneficial        Percent
of Class     Owner                Owner             of Class
____________________________________________________________

Common       Donald Bell            23,000             -
             247 Bay Street
             Suite 911
             Toronto, Ontario
             Canada M5H 2R7

Common       All Officers and       23,000             -
             Directors as a Group
             (one [1] individuals)


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

     Donald Bell and C. Philip Yeandle have agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act provided that Donald Bell is an officer and director of the Company when the obligation is incurred and C. Philip Yeandel is a majority shareholder. All advances will be interest-free.


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

     There are no exhibits or reports which are made a part hereof.

                                   SIGNATURES



     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.




Date: July 17, 2003                DISCOVERY INVESTMENTS, INC.





                                   By: /s/ DONALD BELL
                                   ___________________________
                                           Donald Bell
                                           President

                                  CERTIFICATION


I, Donald Bell, as President of Discovery Investments, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Discovery Investments, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15 d-14) for the registrant and have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       (c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: July 17, 2003                                /s/ DONALD BELL
                                                   ___________________________
                                                       Donald Bell
                                                       President