Form 10KSB/A
period 2002-12-31
DISCOVERY INVESTMENTS INC
filed 2003-10-07
CIK 1083459

Commission File No. 000-26175



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                         FORM 10-KSB/AMENDMENT NUMBER 1


              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2002

                  / / TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Transition Period From __ to __


                           DISCOVERY INVESTMENTS, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)


            Nevada                                               88-0409151
________________________________________________________________________________
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


          6767 W. Tropicana Avenue, Suite 207
                   Las Vegas, Nevada                            89103
        ________________________________________             __________
        (Address of principal executive offices)             (Zip Code)


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

         The aggregate market value of shares of Common Stock held by non-affiliates of the registrant, as of the last business day of registrant's most recent quarter is $675,220,(there were 24,499,583 shares of the registrant's Common Stock, $.001 par value, outstanding).

         State the registrant's revenues for the December 31, 2002 fiscal year: $0




EXPLANATORY NOTE: THIS FORM 10-KSB/AMENDMENT NO. 1 IS BEING FILED IN ORDER TO PROVIDE CORRECTED FINANCIAL STATEMENTS FOR THOSE PREVIOUSLY SUBMITTED IN ITEM 7 AND FILE AND SUPPLY THE AUDITOR'S CONSENT FOR THE RESTATED FINANCIAL STATEMENTS CONTAINED IN SAID ITEM 7. THERE HAS BEEN NO CHANGE IN THE TOTAL ASSETS AND IN THE TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY AS AT DECEMBER 31, 2002. THE RESTATED FINANCIAL STATEMENTS REFLECT THE COMPANY'S CORRECTION TO REFLECT THE ADDITIONAL PAID IN CAPITAL AND THE CORRESPONDING CORRECTION IN THE ACCUMULATED DEFICIT DURING THE DEVELOPMENT STAGE. THE ACCOMPANYING OPINION OF THE INDEPENDENT AUDITOR IS ONLY FOR THESE RESTATED FINANCIAL STATEMENTS AND THE CONSENT IS APPLICABLE ONLY TO THESE RESTATED FINANCIAL STATEMENTS AS AT DECEMBER 31, 2002.

                                TABLE OF CONTENTS

                                                                           PAGE

Item 7.   Financial Statements                                               4

Item 13.  Exhibits and Reports on Form 8-K                                   5

          Signatures                                                         6

ITEM 7.  FINANCIAL STATEMENTS.










                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS


                           DECEMBER 31, 2002 AND 2001

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS







REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT                            F-1

   Balance Sheets                                                            F-2

   Statements of Income                                                    F-3-4

   Statements of Stockholders' Equity                                        F-5

   Statements of Cash Flows                                                F-6-7

   Notes to Financial Statements                                          F-8-17
________________________________________________________________________________

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT




To the Shareholders and Board of Directors
Discovery Investments, Inc.


I have audited the accompanying consolidated balance sheets of Discovery Investments, Inc. (a Development Stage Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on our audits. I did not audit the financial statements of Cavio Corporation (a Development Stage Company). a wholly-owned subsidiary, which statements reflect total assets of $467,621 and $0 as of December 31, 2002 and 2001, respectively, and total revenues of $1,097 and $0 for the years ended December 31, 2002 and 2001. Those statements were audited by other auditors whose report has been furnished to me, and my opinion, insofar as it relates to the amounts included for Cavio Corporation (a Development Stage Company) is based solely on the report of the other auditors.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Discovery Investments, Inc, (a Development Stage Company) as of December 31, 2002 and 2001, and of the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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




Kyle L. Tingle, CPA, LLC
June 13, 2003
Henderson, NV

                 DISCOVERY INVESTMENTS, INC.
                (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED BALANCE SHEETS
                         (RESTATED)


                                                    December 31,    December 31,
                                                            2002            2001
                                                    ____________    ____________

                                     ASSETS
CURRENT ASSETS
     Cash                                           $          0      $      0
     Assets of discontinued operations                   467,621             0
                                                    ____________      ________

            Total current assets                    $    467,621      $      0
                                                    ____________      ________

            Total assets                            $    467,621      $      0
                                                    ============      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Bank overdraft                                 $         62      $      0
     Accounts payable                                      4,847         2,136
     Officers' advances                                   63,693        50,000
     Liabilities of discontinued operations            2,319,298             0
                                                    ____________      ________

            Total current liabilities               $  2,387,900      $ 52,136
                                                    ____________      ________

LONG TERM DEBT                                      $          0      $      0
                                                    ____________      ________

            Total liabilities                       $  2,387,900      $ 52,136
                                                    ____________      ________

STOCKHOLDERS' EQUITY
     Common stock: $0.001 par value;
        authorized 100,000,000 shares;
        issued and outstanding:
        7,699,583 shares at December 31, 2001                            7,700
        38,499,583 shares at December 31, 2002            38,500
     Additional paid in capital                       15,441,200             0
     Accumulated deficit during development stage    (17,399,979)      (59,836)
                                                    ____________      ________

            Total stockholders' equity              $ (1,920,279)     $(52,136)
                                                    ____________      ________

                   Total liabilities and
                   stockholders' equity             $    467,621      $      0
                                                    ============      ========


          See Accompanying Notes to Consolidated Financial Statements.


                    DISCOVERY INVESTMENTS, INC.
                   (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF INCOME
                            (RESTATED)

                                                                                               Sept 10, 1996
                                                              Year Ended        Year Ended    (inception) to
                                                            December 31,      December 31,      December 31,
                                                                    2002              2001              2002
                                                            ____________      ____________    ______________

Revenues                                                    $          0        $        0     $          0

Cost of revenue                                                        0                 0                0
                                                            ____________        __________     ____________

           Gross profit                                     $          0        $        0     $          0

General, selling and
   administrative expenses
   Operating expenses                                             16,283            11,579        1,740,255
   Write-off of goodwill                                       5,520,183                 0        5,520,183
                                                            ____________        __________     ____________

           Operating loss                                   $ (5,536,466)       $  (11,579)    $ (7,260,438)

Nonoperating income (expense)
   Interest expense                                                    0           (98,753)        (284,753)
                                                            ____________        __________     ____________

Loss before reorganization items
             and extraordinary item                         $ (5,536,466)       $ (110,332)    $ (7,545,191)
Reorganization items                                                   0           (30,858)         (30,858)
                                                            ____________        __________     ____________

       (Loss) before extraordinary item                     $ (5,536,466)       $ (141,190)    $ (7,576,049)

Extraordinary gain on prepetition debt
           discharge                                        $          0        $1,985,347     $  1,985,347
                                                            ____________        __________     ____________


           Net income (loss) from continuing operations     $ (5,536,466)       $1,844,157     $ (5,590,702)

Loss from discontinued operations                            (11,791,677)                0      (11,791,677)
                                                            ____________        __________     ____________

           Net income (loss)                                $(17,328,143)       $1,844,157     $(17,382,379)
                                                            ============        ==========     ============


Earnings (loss) per share, basic and diluted
           Income (loss) from continuing operations         $     (0.74)        $     0.25     $     (1.76)
                                                            ============        ==========     ============

           Loss from discontinued operations                $     (0.74)        $     0.25     $     (1.76)
                                                            ============        ==========     ============

           Net income (loss)                                $     (0.74)        $     0.25     $     (1.76)
                                                            ============        ==========     ============

           Average number of shares
           of common stock outstanding                        23,540,679         7,380,733        9,883,849
                                                            ============        ==========     ============


          See Accompanying Notes to Consolidated Financial Statements.



                 DISCOVERY INVESTMENTS, INC.
                (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (RESTATED)

                                                                                      Accumulated
                                                                    Additional      (deficit) During
                                             Common Stock            Paid-In          Development
                                        _______________________      Capital             Stage            Total
                                          Shares        Amount      __________      ________________   ____________

Sale of 7,350,000 shares,
    Sept. 10, 1996                       7,350,000     $  7,350     $         0       $     (5,350)    $      2,100

Net (loss), December 31, 1996                                                               (2,100)          (2,100)
                                        __________     ________     ___________       ____________     ____________
Balance, December 31, 1996               7,350,000     $  7,350     $         0       $     (7,350)    $          0

Net (loss), December 31, 1997                                                                    0                0
                                        __________     ________     ___________       ____________     ____________
Balance, December 31, 1997               7,350,000     $  7,350     $         0       $     (7,350)               0

Net (loss), December 31, 1998                                                                    0                0
                                        __________     ________     ___________       ____________     ____________
Balance, December 31, 1998               7,350,000     $  7,350     $         0       $     (7,350)    $          0

March 15, 1999, changed from no
    par value to $0.001                                  (7,277)          7,277
March 15, 1999, forward stock
    100:1                                                 7,277          (7,277)

Net (loss), December 31, 1999                                                           (1,540,654)      (1,540,654)
                                        __________     ________     ___________       ____________     ____________
Balance, December 31, 1999               7,350,000     $  7,350     $         0       $ (1,548,004)    $ (1,540,654)

Net (loss), December 31, 2000                                                             (355,639)        (355,639)
                                        __________     ________     ___________       ____________     ____________
Balance, December 31, 2000               7,350,000     $  7,350     $         0       $ (1,903,643)    $ (1,896,293)

Issuance of common stock, pursuant
  to bankruptcy order, issued
  November 29, 2001                        349,583          350                               (250)             100

Net income, December 31, 2001                                                            1,844,157        1,844,157
                                        __________     ________     ___________       ____________     ____________
Balance, December 31, 2001               7,699,583     $  7,700     $         0       $    (59,836)    $    (52,136)

Issuance of common stock on
  acquisition of Bycom Media Inc.
  May 5, 2002                           16,800,000       16,800       5,515,200            (12,000)       5,520,000
Stock dividend, 2.5:1,  May 5, 2002
Issuance of common stock on
   acquisition of Cavio Corporation
   September 4, 2002                    14,000,000       14,000       9,926,000                           9,940,000

Net (loss), December 31, 2002                                                          (17,328,143)     (17,328,143)
                                        __________     ________     ___________       ____________     ____________
Balance, December 31, 2002              38,499,583     $ 38,500     $15,441,200       $(17,399,979)    $ (1,920,279)
                                        ==========     ========     ===========       ============     ============


          See Accompanying Notes to Consolidated Financial Statements.



                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (RESTATED)
                                                                                                             Sept. 10, 1996
                                                                             Year Ended       Year Ended     (inception) to
                                                                           December 31,     December 31,       December 31,
                                                                                   2002             2001               2002
                                                                           ____________     ____________     ______________


Cash Flows From Operating Activities
    Net income (loss)                                                      $(17,328,143)   $   1,844,157       $(17,382,379)
    Less: loss from discontinued operations                                  11,791,677                0         11,791,677
                                                                           ____________     ____________     ______________

      Loss from continuing operations                                        (5,536,466)               0         (5,590,702)
    Adjustments to reconcile net (loss) to cash
    (used in) operating activities:
    Impairment of intangible assets                                           5,520,183                0          5,520,183
    Extraordinary gain on prepetition debt discharge                                  0       (1,985,347)        (1,985,347)
    Reorganization items, professional fees                                           0           30,858             30,858
    Changes in assets and liabilities
    Increase in accounts payable and
       accrued expenses (pre-petition)                                                0          107,121            386,913
    Increase in accounts payable and
        accrued expenses (post-petition)                                          2,773            2,136              4,909
    Increase in officer advances (pre-petition)                                       0            1,075             17,576
    Increase in officer advances (post-petition)                                 13,693           50,000             63,693
                                                                           ____________     ____________     ______________

         Net cash provided by (used in) operating activities before
         reorganization items                                              $        183     $     50,000       $ (1,551,917)
                                                                           ____________     ____________     ______________

(Decrease) to Cash Resulting from Reorganization Items:
    Pre-petition claims paid pursuant to plan                              $          0     $    (19,142)      $    (19,142)
    Professional fees paid                                                            0          (30,858)           (30,858)
                                                                           ____________     ____________     ______________

         Net cash provided by (used in) operating activities               $        183     $          0      $ (1,602,100)
                                                                           ____________     ____________     ______________

Cash Flows From Investing Activities
    Purchase of Bycom Media, Inc., net of cash acquired                    $       (183)    $          0      $        (183)
                                                                           ____________     ____________     ______________

         Net cash used in investing activities                             $       (183)    $          0      $        (183)
                                                                           ____________     ____________     ______________

Cash Flows From Financing Activities
         Issuance of common stock                                          $          0     $          0      $       2,100
         Proceeds from notes payable                                                  0                0          1,600,000
                                                                           ____________     ____________     ______________

         Net cash provided by financing activities                         $          0     $          0      $   1,602,100
                                                                           ____________     ____________     ______________

         Net increase (decrease) in cash and cash equivalents              $          0     $          0      $           0

Cash and cash equivalents, beginning of period                                        0                0                  0
                                                                           ____________     ____________     ______________

Cash and cash equivalents, end of period                                   $          0     $          0      $           0
                                                                           ============    =============      =============

Supplemental Schedule of   Non-Cash Investing and Financing Activities
    Discharge of short term notes payable                                  $          0     $    100,000      $     100,000
    Discharge of long term notes payable                                              0        1,500,000          1,500,000
    Stock issued in acquisition of Bycom Media, Inc.                          5,520,000                0          5,520,000
    Stock issued in acquisition of Cavio Corporation                          9,940,000                0          9,940,000


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

GOODWILL AND LONG-LIVED ASSETS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. During the fourth quarter, the Company performed its annual impairment review for goodwill. The company recorded a non-cash charge of $5,520,183 resulting from the acquisition of Bycom Media, Inc. due to the lack of development of any software as was originally expected from this acquisition. The Company also recorded a non-cash charge of $11,562,707 from the acquisition of Cavio Corporation. As described in Note 4, the Company has agreed to dispose of Cavio Corporation and it is recorded as a discontinued operation.

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

Pursuant to he Disclosure Statement and Plan of Reorganization becoming effective September 24, 2001, all general unsecured claims were discharged in exchange for cash payments totaling $50,000. An impaired interest holder-shareholder paid $30,858 for the Chapter 11 administrative claims. The remaining $19,142 was distributed to the Class One impaired creditors on a pro-rata basis, along with a pro-rata share of unregistered common stock, not to exceed 100,000 shares (350,000 post-split shares), of the Debtor.

The discharge of debt has been reflected in the accompanying December 31, 2001 financial statements. The Company's post-reorganization balance sheet as of September 24, 2001 becomes the opening balance sheet for the reorganized Company, as reflected in the following table:


                                               Adjustments to Record the Plan of Reorganization
                                               ________________________________________________
                                                    Balance              Debt          Balance
                                                      Sheet         Discharge            Sheet
                                                ___________       ___________        _________

ASSETS                                          $         0       $         0        $       0
                                                ===========       ===========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                            $    19,182       $    30,858        $  50,000
                                                ___________       ___________        _________

Liabilities Subject to Compromise
    Short term notes payable                    $   100,000       $  (100,000)       $       0

    Accounts payable                                 82,160           (82,160)               0
    Interest payable                                284,753          (284,753)               0
    Officer's advances                               17,576           (17,576)               0
    Notes payable                                 1,500,000        (1,500,000)               0
                                                ___________       ___________        _________
Total Liabilities Subject to Compromise         $ 1,984,489       $(1,984,489)       $       0
                                                ___________       ___________        _________
Total Liabilities                               $ 2,003,671       $(1,953,631)       $  50,000
                                                ___________       ___________        _________

Stockholders' Equity
    Common Stock                                $     2,100       $         0        $   2,100
    Accumulated Deficit                          (2,005,771)       (1,953,631)         (52,100)
                                                ___________       ___________        _________
Total Stockholders' Equity                      $(2,003,671)      $(1,953,631)       $ (50,000)
                                                ___________       ___________        _________

Total Liabilities and Stockholders' Equity      $         0       $         0        $       0
                                                ===========       ===========        =========


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


                         PRO FORMA STATEMENTS OF INCOME

                                               For the Year Ended December 31, 2001
                                            ______________________________________________
                                            As Reported       Adjustments         Proforma
                                            ___________       ___________         ________

Revenues                                     $        0      $         0        $       0
Cost of revenue                                       0                0                0
                                             __________      ___________        _________
           Gross profit                      $        0      $         0        $       0
General, selling and
   administrative expenses                       11,579                0           11,579
                                             __________      ___________        _________

           Operating (loss)                  $  (11,579)     $         0        $ (11,579)
Nonoperating income (expense)
   Interest expense                             (98,753)               0          (98,753)
                                             __________      ___________        _________

(Loss) before reorganization items
             and extraordinary item          $ (110,332)     $         0        $(110,332)
Reorganization items (Note 2)                   (30,858)          30,858(1)             0
                                             __________      ___________        _________

(Loss) before extraordinary item             $ (141,190)     $    30,858        $(110,332)
Extraordinary gain on prepetition debt
           discharge (Note 2)                $1,985,347      $(1,985,347)(2)    $       0
                                             __________      ___________        _________
           Net income (loss)                 $1,844,157      $(1,954,489)       $(110,332)
                                             ==========      ============       =========

           Net (loss) per share, Basic
           and diluted (Note 2)              $    (0.87)     $     (0.93)       $   (0.05)
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

Bycom is engaged in multimedia applications for internet-based businesses. Utilizing business search tools and databases, Bycom will be able to locate and access global business information. Bycom intends to use its technology in order to enter into various business combinations with entities that offer products or services that are susceptible to internet marketing. As an alternative, Bycom will also sell, for a fee, this information and will act as an "out-source provider" of information. As an "out-source provider," the information will be cost-effective for the user. This is because the customer typically lacks the technology expertise, capital, personnel or ability to bear the time to market and operating risk to install, maintain and monitor business information. Bycom for itself and for its customers will provide personnel who are readily available to respond to technical issues and marketing issues, and who can assist in developing and implementing the effective use of the business search tools and database.

The Company has recorded the excess of the purchase price over the net book value of Bycom as goodwill on consolidation. On May 5, 2002, the common stock of the Company closed on the NASDAQ bulletin board at $1.15 per share. The transaction increased shares outstanding by more than 100%, therefore, the Company valued the acquisition on the fair value of the stock issued.

Pursuant to SFAS No. 141, "Business Combinations," the transaction was treated as acquisition by Discovery Investments, Inc. whereby the assets acquired and liabilities were recorded at their fair market value. The excess of cost over net identifiable assets acquired is reflected as goodwill. The allocation of the purchase price was as follows:

     Cash                               $        7
     Goodwill                            5,520,183

     Net assets acquired                $5,520,190
                                        __________

     Officer payable                    $      190
                                        __________
     Net liabilities acquired                  190
                                        __________

     Share Consideration                $5,520,000
                                        ==========

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

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 4. ACQUISITIONS AND DISPOSITIONS (CONTINUED)

Cavio is engaged in the development of simple to use technology allowing users to biometrically authenticate themselves to secure transactions, control access, authorize payment or confirm identity across a number of industries. Cavio is in the development stage and has not realized revenues from its software development. Software development to be marketed to third parties has properly been expensed under SFAS No. 86. "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED, OR OTHERWISE MARKETED."

The Company has recorded the excess of the purchase price over the net book value of Cavio as goodwill on consolidation. On September 4, 2002, the common stock of the Company closed on the NASDAQ bulletin board at $0.71 per share. The Company valued the acquisition on the fair value of the stock issued.

Pursuant to SFAS No. 141, "Business Combinations," the transaction was treated as acquisition by Discovery Investments, Inc. whereby the assets acquired and liabilities were recorded at their fair market value. The allocation of the purchase price was as follows:

    Inventory                          $     1,754
    Prepaid Expenses                        16,645
    Capital assets                         128,514
    Deferred financing costs               168,240
    Goodwill                            11,562,707
                                       ___________
    Net assets acquired                $11,877,860
                                       ___________

    Accounts payable and other
      accrued expenses                 $   720,674
    Loans payable                        1,217,186
                                       ___________
    Net liabilities acquired             1,937,860
                                       ___________

    Share Consideration                $ 9,940,000
                                       ===========


On December 2, 2002, the Board of Directors unanimously approved the disposition of the Company's interest in Cavio Corporation. This was approved by the consent of a majority of the shareholders. The Agreement is not a rescission of the original agreement. The company will repurchase the 14,000,000 shares of its common stock in exchange for the 100% acquired outstanding shares of Cavio Corporation. The transaction is to be completed upon tender of the 14,000,000 outstanding shares. The Company closed the transaction in March 2003. The Company accounted for this divestiture as a spin-off in accordance with Accounting Principles Board Statement ("APB") No. 29, "ACCOUNTING FOR NONMONETARY TRANSACTIONS." The repurchase will be considered a distribution of the nonmonetary assets to the former shareholders of Cavio, whereby the reversal of the prior business combination is based on the historical cost of the nonmonetary assets distributed and no gain or loss will be recognized.

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

The following is a summary of assets and liabilities from discontinued operations as of December 31, 2002.

Assets of discontinued operations:
         Cash                                                 $        994
         Inventory                                                   1,754
         Prepaid expenses                                           11,839
         Property and equipment, net                               116,338
         Deferred finance costs                                    336,696
                                                              ____________

         Total assets of discontinued operations              $    467,621
                                                              ============

Liabilities of discontinued operations
         Accounts payable                                     $    524,596
         Bonuses payable                                             9,508
         Employee deductions payable                               270,405
         Loan payable                                            1,514,789
                                                              ____________

         Total liabilities of discontinued operations         $  2,319,298
                                                              ============

The following is a summary of activities from discontinued operations for the year ended December 31, 2002.

         Revenues                                             $      1,097
         Expenses                                                 (230,067)
         Write off of goodwill                                 (11,562,707)
                                                              ____________

         Loss from discontinued operations                    $(11,791,677)
                                                              ============


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

As part of the reorganization explained in Note2, the Company issued 99,881 shares of stock to the Class One impaired creditors on November 29, 2001

On April 25, 2002, the sole director of the Company adopted a resolution that resulted in a stock split in the form of a stock dividend. For stockholders of record on May 5, 2002, the Company will issue 2.5 shares for each shares owned. In lieu of issuing a fractional share certificate, the Company shall round up to a full share. This resulted in approximately 24,499,600 shares outstanding as of May 5, 2002. Prior information has been restated to reflect the stock split.

On May 5, 2002, the Company issued 4,800,000 shares pursuant to a Plan of Reorganization whereby it acquired all of the outstanding shares of Bycom Media Inc. (Note 4).

INCREASE IN AUTHORIZED CAPITAL

On July 10, 2002, the State of Nevada approved the Company's amended Articles of Incorporation, which increased its capitalization from 25,000,000 common shares to 100,000,000 common shares.

On September 4, 2002, the Company issued 14,000,000 shares pursuant to a Plan and Agreement of Reorganization whereby it acquired all the outstanding shares of Cavio Corporation. As described in Note 4., the 14,000,000 shares were returned to the Company in March 2003 in consideration for the common stock of Cavio Corporation held by the Company.

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

NOTE 6. INCOME TAXES

There is no provision for income taxes for the period ended December 31, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31:

                                                   2002            2001
                                                 _________        _______

     Net operating loss carryforward             $ 121,737        $ 2,136
     Valuation allowance                          (121,737)        (2,136)
                                                 _________        _______

     Net deferred tax asset                      $       0        $     0
                                                 =========        =======

The net federal operating loss carry forward will expire between 2020 and 2022. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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


NOTE 9. WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company

NOTE 10. MUTUAL RESCISSION AGREEMENT AND MUTUAL RELEASE

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         There were no reports that are made a part hereof. The following exhibits are filed with this report.

(a) EXHIBITS

     23.1   Consent of Kyle L. Tingle, Certified Public Accountant.

     31.1   Certification of Chief Executive Officer, pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2   Certification of Chief Financial Officer, pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1   Certification of Chief Executive Officer, pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2   Certification of Chief Financial Officer, pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES



     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.




Date: October 6, 2003              DISCOVERY INVESTMENTS, INC.





                                   By: /s/ DONALD BELL
                                   ___________________
                                           Donald Bell
                                           President