Form 10QSB
period 2003-03-31
DISCOVERY INVESTMENTS INC
filed 2003-10-15
CIK 1083459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

|X|

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended MARCH 31, 2003
                               ---------------

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 000-26175

                           DISCOVERY INVESTMENTS INC.
        (Exact name of small business issuer as specified in its charter)


                     NEVADA                                       88-0409151
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
               or organization)                                  No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
38,499,583 common shares
-------------------------

Transitional Small Business Disclosure Format (Check one): Yes
No [X]


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                           DISCOVERY INVESTMENTS, INC.

                          (A Development Stage Company)

                         CONSOLIDATED FINANCIAL REPORTS

                           MARCH 31, 2003 (UNAUDITED)

                                DECEMBER 31, 2002



                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                    CONTENTS

FINANCIAL STATEMENTS

Balance Sheets                                                      2

Statements of Income                                                3

Statements of Stockholders' Equity                                  4

Statements of Cash Flows                                          5-6

Notes to Financial Statements                                    7-15



                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 2003

                                                 March 31, 2003     March 31, 2002        December 31,           December 31,
                                                                                            2002                   2001
                                                 --------------     ---------------      -------------          -------------
                                               ASSETS
CURRENT ASSETS
Cash                                                     $9,829                 $0                 $0                 $0
Assets of discontinued operations                      $467,621                 $0           $467,621                 $0
Total current assets                                   $477,450                 $0           $467,621                 $0

TOTAL ASSETS                                           $477,450                 $0           $467,621                 $0


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft                                               $0                 $0                $62                 $0
Accounts payable                                         $4,847             $2,624             $4,847             $2,136
Officers' advances                                      $63,693            $51,000            $63,693            $50,000
Liabilities of discontinued operations               $2,539,282                 $0         $2,319,298                 $0
Total current liabilities                            $2,607,822            $53,624         $2,387,900            $52,136

LONG TERM DEBT                                               $0                 $0                 $0                 $0

TOTAL LIABILITIES                                    $2,607,822            $53,624         $2,387,900            $52,136

STOCKHOLDERS' EQUITY                                    $38,500             $2,200            $38,500             $2,200
Accumulated deficit                                 $(2,168,872)          $(55,824)       $(1,958,779)          $(54,336)
TOTAL STOCKHOLDERS' EQUITY                          $(2,130,372)          $(53,624)       $(1,920,279)          $(52,136)
Total liabilities and stockholders' equity             $477,450                 $0           $467,621                 $0

See Accompanying Notes to Consolidated Financial Statements.


                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENTS OF INCOME
                                 MARCH 31, 2003

                                                                                                           Sept 10, 1996
                                       Three Months Ended                     Years Ended                 (Inception) to
                                    March 31,        March 31,       December 31,       December 31,           March 31,
                                         2003             2002               2002               2001                2003
                                    ---------        ---------       ------------       ------------       -------------
Revenues                                   $0               $0                 $0                 $0                  $0

Cost of revenue                            $0               $0                 $0                 $0                  $0

Gross profit                               $0               $0                 $0                 $0                  $0

General, selling and
administrative expenses                    $0           $1,488            $21,266            $11,579           1,745,238

Net operating income expense
                                           $0               $0                 $0            $98,753            $284,753

Operating (Loss)                           $0          $(1,488)          $(21,266)         $(110,332)        $(2,029,991)

Reorganization items                       $0               $0                 $0            $30,858             $30,858

Net (Loss) before
extraordinary item                         $0          $(1,488)          $(21,266)         $(141,190)        $(2,060,849)

Extraordinary gain on
prepetition debt
discharge                                  $0               $0                 $0         $1,985,317          $1,985,347

Net (Loss) from continuing
operations                                 $0          $(1,488)          $(21,266)        $1,844,157            $(75,502)

(Loss) from discontinued            $(210,155)              $0        $(1,865,677)                $0         $(2,075,832)
operations

Net income (loss)                   $(210,155)         $(1,488)       $(1,886,943)        $1,844,157         $(2,151,334)

Net income (loss) per share
basic and diluted (Note 2)            $(0.005)        $(0.0007)            $(0.08)            $(0.87)           $(0.2818)

Average number of
shares of common
stock outstanding                  38,449,583        2,199,881         23,540,670          2,108,757           7,634,068

See Accompanying Notes to Consolidated Financial Statements.


                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 MARCH 31, 2003


                                                                                                        Accumulated
                                                                                                          (Deficit)
                                                                                      Additional            During
                                                        Common Stock                   Paid-In           Development
                                                    Shares            Amount           Capital              Stage
                                                                                      (Deficit)
                                                   ----------         -------         -----------        ------------
Balance, December 31, 2000                          7,350,000          $7,350         $(1,903,643)        $(1,896,293)

Issuance  of  common  stock,  pursuant  to
bankruptcy order, issued November 29, 2001
                                                      349,583            $350                $350                   0

Net Income, December 31, 2001                                                          $1,844,157          $1,844,157

Balance, December 31, 2001                          7,699,583          $7,700            $(59,836)           $(52,136)

Issuance  of common  stock on  acquisition
of Bycom Media Inc. on May 5, 2002
                                                   16,800,000         $16,800            $(12,000)             $4,800

Issuance of common stock on acquisition of
Cavio Corporation September 4, 2002.               14,000,000         $14,000                                 $14,000

Net (Loss) December 31, 2002                                                          $(1,886,943)        $(1,886,943)

Balance, December 31, 2002                         38,499,583         $38,500

March 31, 2003                                             $0              $0                  $0                  $0

Balance, March 31, 2003                            38,499,583         $38,500         $(1,958,779)        $(1,920,179)

See Accompanying Notes to Consolidated Financial Statements.


                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 MARCH 31, 2003

                                                     Three Months Ended               Years Ended
                                                   March 31,     March 31,   December 31,    December 31,    September 10,
                                                                                                                1996
                                                                                                           (inception) to
                                                      2003          2002         2002            2001       March 31, 2003
                                                   ---------      --------      --------      ----------   ----------------
Cash Flows From Operating Activities
Net income (loss)                                  $(210,155)     $(1,488)      $(21,266)     $1,844,157         $(285,657)
Adjustments to reconcile net income (loss)
  to cash provided by (used in)operating
  activities:
Impairment on Intangible assets                                                    4,800                             4,800
Extraordinary gain on pre-petition debt
  discharge                                                0            0                     (1,985,347)       (1,985,347)
Reorganization items
Professional fees                                          0            0                         30,858            30,858
Changes in assets and liabilities
Increase in accounts payable and accrued
  expenses (pre-petition)                            219,984                                     107,121           606,797
Increase in accounts payable and accrued
  expenses (post-petition)                                              0                          2,136             4,909
Increase in officer advances (pre-petition)                0                       2,773           1,075            17,576
Increase in officer advances (post-petition)                            0         13,693          50,000            63,693
Net cash provided by (used in) operating                                0                         50,000        (1,552,100)
  activities before reorganization activities

(Decrease) to Cash Resulting from
Reorganization Items:
Pre-petition claims paid pursuant to plan                  0            0                        (19,142)          (19,142)
Professional fees paid                                     0            0                        (30,858)          (30,858)

Net cash (used in) reorganization activities               0            0                        (50,000)
Net cash (used in) operating activities                    0            0                                       (1,592,271)

Cash Flows From Investing Activities                       0            0              0               0

Cash Flows From Financing Activities
Issuance of common stock                                   0            0              0               0             2,100
Proceeds from notes payable                                0            0              0                         1,600,000

Net cash provided by financing activities                  0            0              0         100,000         1,602,100

Net increase (decrease) in cash and cash
  equivalents                                          9,829            0              0               0             9,829

Cash and cash equivalents, beginning of period             0            0              0               0                 0

Cash and equivalents, end of period                    9,829            0              0               0             9,829


Supplemental Schedule of Non-Cash Investing
  and Financing Activities
Discharge of short term notes payable                      0            0              0         100,000                 0
Discharge of long term notes payable                       0            0                      1,500,000
Issuance of shares on acquisition of Bycom             4,800            0              0               0                 0
  Media Inc.

See Accompanying Notes to Consolidated Financial Statements.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 2003 AND DECEMBER 31, 2002 AND 2001

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

         CASH
         For the Consolidated Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2003 and December 31, 2002 and 2001.

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

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 2003 AND DECEMBER 31, 2002 AND 2001


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

         The discharge of debt has been reflected in the accompanying December 31, 2001 financial statements. The Company's post-reorganization balance sheet as of September 24, 2001 becomes the opening balance sheet for the reorganized Company, as reflected in the following table:

                                                              Adjustments to Record the Plan or Reorganization
                                                          Balance Sheet          Debt Discharge        Balance Sheet
                                                          -------------          --------------        -------------

ASSETS                                                               $0                      $0                   $0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                $19,182                 $30,858              $50,000

Liabilities Subject to Compromise
Short term notes payable                                       $100,000               $(100,000)                  $0
Accounts payable                                                 82,160                 (82,160)                   0
Interest payable                                                284,753                (284,753)                   0
Officer's advances                                               17,576                 (17,576)                   0
Notes payable                                                 1,500,000              (1,500,000)                   0
Total Liabilities Subject to Compromise                      $1,984,489             $(1,984,489)                  $0
Total Liabilities                                            $2,003,671             $(1,953,631)            $(50,000)

Stockholders' Equity
Common stock                                                     $2,100                      $0               $2,100
Accumulated Deficit                                          (2,005,771)             (1,953,631)             (52,100)
Total Stockholders' Equity                                  $(2,003,671)            $(1,953,631)            $(50,000)

Total Liabilities and Stockholders' Equity                           $0                      $0                   $0

The  following  proforma   statements  of  operations  reflect  the  results  of
operations as if the reorganization had been effective December 31, 2000.

                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 2003 AND DECEMBER 31, 2002 AND 2001


                         PRO FORMA STATEMENTS OF INCOME
                                                                         For the Year Ended December 31, 2001
                                                            As Reported             Adjustments             Proforma
                                                           -------------            ------------           -----------

Revenues                                                             $0                      $0                   $0
Cost of revenue                                                       0                       0                    0
Gross profit                                                         $0                      $0                   $0
General, selling and administrative expenses                     11,579                       0               11,579
Operating Loss                                                 $(11,579)                     $0             $(11,579)
Non-operating income (expense)
Interest expense                                                (98,753)                      0              (98,753)

(Loss) before reorganization items and                        $(110,332)                     $0            $(110,332)
extraordinary item
Reorganization items (Note 2)                                   (30,858)                 30,858(1)                 0

(Loss) before extraordinary item                              $(141,190)                $30,858            $(110,332)
Extraordinary gain on pre-petition debt
discharge (Note 2)                                           $1,985,347             $(1,985,347)(2)               $0
Net income (loss)                                            $1,844,157             $(1,954,489)           $(110,332)

Net (loss) per share, Basic and diluted (Note 2)                 $(0.87)                 $(0.93)              $(0.05)

(1) Elimination of effect of reorganization items
(2) Elimination of the gain on pre-petition debt discharge.


NOTE 3. REORGANIZATION ITEMS

         Reorganization Items consisted of the following for the period ended March 31, 2003 and years ended December 31, 2002 and 2001:

                                   March 31,    December 31,    December 31,
                                       2003         2002           2001
                                   ---------    ------------    ------------
Professional Fees                        $0         $20,000         $30,858


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

                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 2003 AND DECEMBER 31, 2002 AND 2001


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

         On April 25, 2002, the sole director of the Company adopted a resolution that resulted in a stock dividend. For stockholders of record on May 5, 2002, the Company will issue 2.5 shares for each shares owned. In lieu of issuing a fractional share certificate, the Company shall round up to a full share. On September 4, 2002 14,000,000 shares were issued for the acquisition of Cavio Corportion. This resulted in approximately 38,499,600 shares outstanding as of March 31, 2003.

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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding for the three months ended March 31, 2003 and March 31, 2002 was 38,499,583, and 2,199,881,
         respectively, for the years ended December 31, 2002 and 2001, 23,540,670 and 2,108,757, respectively, and 7,634,068 since inception.

                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 2003 AND DECEMBER 31, 2002 AND 2001

         As of March 31, 2003 and December 31, 2002 and 2001 and since inception, the Company had no dilutive potential common shares.


NOTE 6. INCOME TAXES

         There is no provision for income taxes for the period ended March 31, 2003, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of March 31, 2003 is as follows:

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

                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 2003 AND DECEMBER 31, 2002 AND 2001


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         As of March 31, 2003, the Company had no current business activities or operations and minimal assets. Pursuant to an agreement entered into as of April 29, 2002, the Company acquired all of the issued and outstanding shares of stock of Bycom Media Inc., an Ontario, Canada corporation. The closing occurred on May 5, 2002. See Note 10. Subsequent Events. Notes to Consolidated Financial Statements contained in Item 1 above.

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

         Since the Company had no operating history nor any revenues or earnings from operations as of March 31, 2003 and currently has limited assets or financial resources, the Company will in all likelihood continue to sustain operating expenses without corresponding revenues. This may result in the Company incurring a net operating loss which will increase continuously until the Company can implement its business plan. The Company is actively pursuing business opportunities.

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

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5. OTHER INFORMATION.

         (a) Board Meeting

         The board held no meetings during the quarter.

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

Date:  October 14, 2003