Form 10QSB
period 2003-06-30
DISCOVERY INVESTMENTS INC
filed 2003-10-15
CIK 1083459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

|X|

QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

For the quarterly period ended JUNE 30, 2003
                               --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
24,499,583 common shares
-------------------------

Transitional Small Business Disclosure Format (Check one): Yes
No [X]


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                           DISCOVERY INVESTMENTS, INC.

                          (A Development Stage Company)

                         CONSOLIDATED FINANCIAL REPORTS

                            JUNE 30, 2003 (UNAUDITED)

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


                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2003

                                                  June 30, 2003      June 30, 2002           December           December
                                                                                             31, 2002           31, 2001
                                                  -------------      -------------        -----------           --------
                                     ASSETS
CURRENT ASSETS
Cash                                                         $0                $72                 $0                 $0
Goodwill                                                     $0             $6,297                 $0                 $0
Assets of discontinued operations                            $0                 $0           $467,621                 $0
Total current assets                                         $0             $6,369           $467,621                 $0

TOTAL ASSETS                                                 $0             $6,369           $467,621                 $0


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft                                               $0                 $0                $62                 $0
Accounts payable                                        $54,847             $5,928             $4,847             $2,136
Officers' advances                                      $63,693            $62,280            $63,693            $50,000
Liabilities of discontinued operations                       $0                 $0         $2,319,298                 $0
Total current liabilities                              $118,540            $68,208         $2,387,900            $52,136

TOTAL LIABILITIES                                      $118,540            $68,208         $2,387,900            $52,136

STOCKHOLDERS' EQUITY                                                                                              $2,200
24,499,583 shares at June 30, 2003                      $24,500             $7,000            $38,500             $2,200
Retained Earnings                                     $(143,040)          $(68,839)       $(1,958,779)          $(54,136)
TOTAL STOCKHOLDERS' EQUITY                            $(118,540)          $(61,839)       $(1,920,279)          $(52,136)
Total liabilities and stockholders' equity                   $0             $6,369           $467,621                 $0

See Accompanying Notes to Consolidated Financial Statements.


                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENTS OF INCOME
                                  JUNE 30, 2003

                                                                                                           Sept 10, 1996
                                         Six Months Ended                      Years Ended                (Inception) to
                                     June 30,         June 30,       December 31,       December 31,            June 30,
                                         2003             2002               2002               2001                2003
                                     --------         --------       ------------       ------------      --------------

Revenues                                   $0               $0                 $0                 $0                  $0
Cost of revenue                            $0               $0                 $0                 $0                  $0
Gross profit                               $0               $0                 $0                 $0                  $0

General, selling and
administrative expenses               $50,000          $14,503            $21,266            $11,579           1,795,238

Net operating income (loss)
                                     $(50,000)        $(14,503)          $(21,266)          $(11,579)        $(1,795,238)

Non operating income
(expense)                                  $0               $0                 $0           $(98,753)          $(284,753)

Net (Loss) before
extraordinary item                   $(50,000)        $(14,503)          $(21,266)         $(110,332)        $(2,029,991)

Reorganization items                       $0               $0                 $0           $(30,858)           $(30,858)

Net (Loss) from continuing
operations                           $(50,000)        $(14,503)          $(21,266)         $(141,190)        $(2,060,849)

Extraordinary gain on
prepetition debt
discharge                                  $0               $0                 $0         $1,985,317          $1,985,317

                                     $(50,000)        $(14,503)          $(21,266)        $1,844,157            $(75,502)

Gain (Loss) from
discontinued operations            $2,539,282               $0        $(1,865,677)                $0         $(1,865,677)

Net income (loss)                  $2,489,282         $(14,503)       $(1,886,943)        $1,844,157         $(1,949,179)

Net income (loss) per share
basic and diluted (Note 2)              $0.10         $(0.0008)            $(0.08)             $0.25            $(0.2356)

Average number of
shares of common
stock outstanding                  24,499,583       17,066,349         23,540,679          7,380,733           8,274,952

See Accompanying Notes to Consolidated Financial Statements.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  JUNE 30, 2003


                                                                                         Additional           Additional
                                                           Common Stock                   Paid-In              Paid-In
                                                      Shares            Amount            Capital              Capital
                                                                                         (Deficit)              Total
                                                    ----------         -------          -----------          ----------
Balance, December 31, 2000                           7,350,000          $7,350          $(1,903,643)        $(1,896,293)

Issuance  of  common  stock,  pursuant  to
bankruptcy order, issued November 29, 2001
                                                       349,583            $350                $(250)               $100
Net Income, December 31, 2001                                                            $1,844,157          $1,844,157
Balance, December 31, 2001                           7,699,583          $7,700             $(59,836)           $(52,136)

Issuance  of common  stock on  acquisition
of Bycom Media Inc. on May 5, 2002
                                                    16,800,000         $16,800             $(12,000)             $4,800

Issuance of common stock on acquisition of Cavio
 Corporation September 4, 2002.
                                                    14,000,000         $14,000
                                                                                        $(1,866,943)        $(1,866,943)
Balance, December 31, 2002                          38,499,583         $38,500          $(1,958,779)        $(1,920,179)

Cancellation of shares issued on the
Cavio acquisition                                  (14,000,000)        $14,000)                  $0             $14,000

Balance, June 30, 2003                              24,499,583         $24,500          $(1,958,779)        $(1,906,179)

See Accompanying Notes to Consolidated Financial Statements.




                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  JUNE 30, 2003

                                                      Six Months Ended                Years Ended
                                                                                                             September 10,
                                                                                                                1996
                                                    June 30,     June 30,   December 31,    December 31,    (inception) to
                                                    2003         2002          2002            2001          June 30, 2003
                                                    --------     --------   ------------    ------------    --------------
Cash Flows From Operating Activities
Net income (loss)                                   $(50,000)    $(14,503)      $(21,266)     $1,844,157         $(125,500)
Impairment of Intangible Asset                                                     4,800                             4,800
Extraordinary gain on pre-petition debt
  discharge                                                0            0                     (1,985,347)       (1,985,347)
Professional fees                                          0            0                         30,858            30,858
Changes in assets and liabilities
Increase in accounts payable and accrued              50,000                                     107,121           436,913
  expenses (pre-petition)
Increase in accounts payable and accrued
  expenses (post-petition)                                 0        2,295          2,773           2,136             4,909
Increase in officer advances (pre-petition)                0            0              0           1,075            17,576
Increase in officer advances (post-petition)               0       12,280              0          50,000            63,693

Net cash provided by (used in) operating                   0           72              0          50,000         1,552,100
  activities before reorganization activities

(Decrease) in Cash Resulting from
Reorganization Items:
Pre-petition claims paid pursuant to plan                  0            0              0         (19,142)          (19,142)
Professional fees paid                                     0            0              0         (30,858)          (30,858)

Net cash (used in) reorganization activities               0            0              0         (50,000)                0

Net cash (used in) operating activities                    0            0              0               0        (1,602,100)

Cash Flows From Investing Activities                       0            0              0               0                 0

Cash Flows From Financing Activities
Issuance of common stock                                   0            0              0               0             2,100
Proceeds from notes payable                                0            0              0               0         1,600,000

Net cash provided by financing activities                  0            0              0               0         1,602,100

Net increase (decrease) in cash and cash
  equivalents                                              0            0              0               0                 0

Cash and cash equivalents, beginning of period             0            0              0               0                 0

Cash and equivalents, end of period                        0            0              0               0                 0


Supplemental Schedule of Non-Cash Investing
  and Financing Activities
Discharge of short term notes payable                      0            0              0         100,000                 0
Discharge of long term notes payable                       0            0                      1,500,000
Issuance of shares on acquisition of Bycom             4,800            0              0               0                 0
  Media

See Accompanying Notes to Consolidated Financial Statements.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2003 AND DECEMBER 31, 2002 AND 2001


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

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2003 AND DECEMBER 31, 2002 AND 2001

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

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2003 AND DECEMBER 31, 2002 AND 2001


                         PRO FORMA STATEMENTS OF INCOME
                                                                         For the Year Ended December 31, 2001
                                                            As Reported             Adjustments             Proforma
                                                            -----------             -----------             --------

Revenues                                                             $0                      $0                   $0
Cost of revenue                                                       0                       0                    0
Gross profit                                                         $0                      $0                   $0
General, selling and administrative expenses                     11,579                       0               11,579
Operating Loss                                                 $(11,579)                     $0             $(11,579)
Non-operating income (expense)
Interest expense                                                (98,753)                      0              (98,753)

(Loss) before reorganization items and                        $(110,332)                     $0            $(110,332)
extraordinary item
Reorganization items (Note 2)                                   (30,858)                 30,858(1)                 0

(Loss) before extraordinary item                              $(141,190)                $30,858            $(110,332)
Extraordinary gain on pre-petition debt
discharge (Note 2)                                           $1,985,347             $(1,985,347)(2)               $0
Net income (loss)                                            $1,844,157             $(1,954,489)           $(110,332)

Net (loss) per share, Basic and diluted (Note 2)                 $(0.87)                 $(0.93)              $(0.05)

(1) Elimination of effect of reorganization items
(2) Elimination of the gain on pre-petition debt discharge.

NOTE 3. REORGANIZATION ITEMS

         Reorganization Items consisted of the following for the period ended June 30, 2003 and years ended December 31, 2002 and 2001:

                         June 30,         December 31,         December 31,
                            2003                 2002                 2001
                         -------          -----------          -----------
Professional Fees        $50,000              $20,000              $30,858

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

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2003 AND DECEMBER 31, 2002 AND 2001

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

         On April 25, 2002, the sole director of the Company adopted a resolution that resulted in a stock dividend. For stockholders of record on May 5, 2002, the Company will issue 2.5 shares for each shares owned. In lieu of issuing a fractional share certificate, the Company shall round up to a full share. On September 4, 2002 14,000,000 shares were issued for the acquisition of Cavio Corportion. In the second quarter of 2003 the Company unwound the transaction and cancelled the 14,000,000 shares. This resulted in approximately 24,499,600 shares outstanding as of June 30, 2003.

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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding for the six months ended June 30, 2003 and 2002 was 24,499,583, and 17,066,849, respectively, for the years ended  December  31,  2002 and 2001,  23,540,670  and  2,108,757,
         respectively, and 8,274,952 since inception. As of June 30, 2003 and December 31, 2002 and 2001 and since inception, the Company had no dilutive potential common shares.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2003 AND DECEMBER 31, 2002 AND 2001


NOTE 6. INCOME TAXES

         There is no provision for income taxes for the period ended June 30, 2003, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of June 30, 2003 is as follows:

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

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2003 AND DECEMBER 31, 2002 AND 2001

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

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5. OTHER INFORMATION.

         (a) Board Meeting

         The board held no meetings during the quarter ended June 30, 2003.

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


DISCOVERY INVESTMENTS INC.
(Registrant)

By: /s/Donald Bell, President and sole Director
(Signature and Title)*

Date:  October 14, 2003