Form 10QSB
period 2003-09-30
DISCOVERY INVESTMENTS INC
filed 2003-11-13
CIK 1083459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934


               For the quarterly period ended September 30, 2003
                                              __________________


        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


    For the transition period from ___________________ to ___________________


                        Commission file number 000-26175


                           DISCOVERY INVESTMENTS INC.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


            NEVADA                                               88-0409151
_______________________________                              ___________________
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


             6767 W. TROPICANA AVE., SUITE 207, LAS VEGAS, NV 89103
             ______________________________________________________
                    (Address of principal executive offices)


                                 (702) 248-1047
                           ___________________________
                           (Issuer's telephone number)


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

                         SEPTEMBER 30, 2003 (UNAUDITED)

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



                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2003

                                                  September 30,     September 30,      December        December
                                                      2003              2002           31, 2002        31, 2001
                                                  _____________     _____________      ________        ________

                                     ASSETS
CURRENT ASSETS
Cash                                               $        0        $   25,106       $         0      $      0
Receivables                                        $        0        $   24,260       $         0      $      0
Prepaid Expenses                                   $        0        $    4,596       $         0      $      0
Assets of discontinued operations                  $        0        $        0       $   467,621      $      0
                                                   __________        __________       ___________      ________
TOTAL CURRENT ASSETS                               $        0        $   53,962       $   467,621      $      0

FIXED ASSETS                                                         $  111,595
Goodwill                                           $        0        $1,624,359       $         0      $      0
Deposits                                           $        0        $    7,172       $         0      $      0
                                                   __________        __________       ___________      ________
TOTAL ASSETS                                       $        0        $1,797,088       $   467,621      $      0


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft                                     $        0        $   35,918       $        62      $      0
Accounts payable and accrued liabilities           $   39,847        $  657,443       $     4,847      $  2,136
Officers' advances                                 $   93,693        $   96,738       $    63,693      $ 50,000
Liabilities of discontinued operations             $        0        $        0       $ 2,319,298      $      0
                                                   __________        __________       ___________      ________
Total current liabilities                          $  133,540        $  790,099       $ 2,387,900      $ 52,136

LONG TERM DEBT                                     $        0        $1,142,896       $         0      $      0

TOTAL LIABILITIES                                  $  133,540        $1,932,995       $ 2,387,900      $ 52,136

STOCKHOLDERS' EQUITY                                                                                   $  2,200
24,499,583 shares at September 30, 2003            $   24,500        $   38,500       $    38,500      $  2,200
Retained Earnings                                  $ (158,040)       $ (174,407)      $(1,958,779)     $(54,136)
                                                   __________        __________       ___________      ________
TOTAL STOCKHOLDERS' EQUITY                         $ (133,540)       $ (135,907)      $(1,920,279)     $(52,136)
Total liabilities and stockholders' equity         $        0        $1,797,088       $   467,621      $      0

See Accompanying Notes to Consolidated Financial Statements.




                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED STATEMENTS OF INCOME
                               SEPTEMBER 30, 2003


                                    Nine Months Ended                   Years Ended               Sept. 10, 1996
                               ___________________________     ______________________________     (Inception) to
                                Sept. 30,       Sept. 30,      December  31,     December 31,       Sept. 30,
                                     2003            2002               2002             2001          2003
                               ___________     ___________     _____________     ____________     ______________

Revenues                       $         0     $         0      $         0       $        0       $         0
Cost of revenue                $         0     $         0      $         0       $        0       $         0
Gross profit                   $         0     $         0      $         0       $        0       $         0

General, selling and
administrative expenses        $    65,000     $    87,568      $    21,266       $   11,579         1,810,238
                               ___________     ___________      ___________       __________       ___________
Net operating income (loss)
                               $   (65,000)    $   (87,568)     $   (21,266)      $  (11,579)      $(1,810,238)

Non operating income
(expense)                      $         0     $         0      $         0       $  (98,753)      $  (284,753)
                               ___________     ___________      ___________       __________       ___________
Net (Loss) before
extraordinary item             $   (65,000)    $   (87,568)     $   (21,266)      $ (110,332)      $(2,094,991)

Reorganization items           $         0     $         0      $         0       $  (30,858)      $   (30,858)
                               ___________     ___________      ___________       __________       ___________
Net (Loss) from continuing
operations                     $   (65,000)    $   (87,568)     $   (21,266)      $ (141,190)      $(2,125,849)

Extraordinary gain on
prepetition debt
discharge                      $         0     $         0      $         0       $1,985,317       $ 1,985,317
                               ___________     ___________      ___________       __________       ___________
                               $   (65,000)    $   (87,568)     $   (21,266)      $1,844,157       $  (140,532)

Gain (Loss) from
discontinued operations        $ 2,539,282     $         0      $(1,865,677)      $        0       $(1,865,677)
                               ___________     ___________      ___________       __________       ___________
Net income (loss)              $ 2,474,282     $   (87,568)     $(1,886,943)      $1,844,157       $(2,006,209)

Net income (loss) per share
basic and diluted (Note 2)     $      0.10     $    (0.003)     $     (0.08)      $     0.25       $   (0.2266)

Average number of
shares of common
stock outstanding               24,499,583      29,521,323       23,540,679        7,380,733         8,854,401

See Accompanying Notes to Consolidated Financial Statements.




                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               SEPTEMBER 30, 2003

                                                                            Additional      Additional
                                                     Common Stock            Paid-In         Paid-In
                                               ________________________      Capital         Capital
                                                 Shares         Amount      (Deficit)         Total
                                               ___________     ________     ___________     ___________

Balance, December 31, 2000                       7,350,000     $  7,350     $(1,903,643)    $(1,896,293)

Issuance  of  common  stock,  pursuant  to
bankruptcy order, issued November 29, 2001         349,583     $    350     $      (250)    $       100
Net Income, December 31, 2001                                               $ 1,844,157     $ 1,844,157
Balance, December 31, 2001                       7,699,583     $  7,700     $   (59,836)    $   (52,136)

Issuance  of common  stock on
acquisition of Bycom Media Inc. on
May 5, 2002                                     16,800,000     $ 16,800     $   (12,000)    $     4,800

Issuance of common stock on
acquisition of Cavio Corporation
September 4, 2002.                              14,000,000     $ 14,000     $(1,866,943)    $(1,866,943)
Balance, December 31, 2002                      38,499,583     $ 38,500     $(1,958,779)    $(1,920,179)

Cancellation of shares issued on the
Cavio acquisition                              (14,000,000)    $(14,000)    $         0     $    14,000

Balance, September 30, 2003                     24,499,583     $ 24,500     $(1,958,779)    $(1,906,179)

See Accompanying Notes to Consolidated Financial Statements.





                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               SEPTEMBER 30, 2003

                                                    Nine Months Ended                Years Ended               September 10,
                                                 _______________________     _____________________________         1996
                                                 Sept. 30,     Sept. 30,     December 31,     December 31,     (inception) to
                                                    2003          2002          2002            2001           Sept. 30, 2003
                                                 _________     _________     ____________     ____________     ______________

Cash Flows From Operating Activities
Net income (loss)                                $ (65,000)    $(102,571)      $(21,266)      $ 1,844,157        $ (140,500)
Impairment of Intangible Asset                           0             0          4,800                 0             4,800
Depreciation and Amortization                            0         2,919              0                 0                 0
Extraordinary gain on pre-petition debt
discharge                                                0             0                       (1,985,347)       (1,985,347)
Professional fees                                        0             0                           30,858            30,858
Changes in assets and liabilities
Increase in accounts payable and accrued            35,000                                        107,121           421,913
expenses (pre-petition)
Increase in accounts payable and accrued
expenses (post-petition)                                 0        59,826          2,773             2,136             4,909
Increase in officer advances (pre-petition)         30,000             0              0             1,075            12,876
Increase in officer advances (post-petition)             0        35,750              0            50,000            93,693
(Increase) in receivables (post-petition)                0        (4,420)             0                 0                 0
Net cash provided by (used in) operating                 0        (8,496)             0            50,000        (1,552,100)
activities before reorganization activities

(Decrease) in Cash Resulting from
Reorganization Items:
Pre-petition claims paid pursuant to plan                0             0              0           (19,142)          (19,142)
Professional fees paid                                   0             0              0           (30,858)          (30,858)

Net cash (used in) reorganization activities             0             0              0           (50,000)                0
Cash received in acquisition                             0         8,001              0                 0                 0
Net cash (used in) operating activities                  0             0              0                 0        (1,602,100)

Cash Flows From Investing Activities                     0             0              0                 0                 0

Cash Flows From Financing Activities
Issuance of common stock                                 0             0              0                 0             2,100
Proceeds from notes payable                              0        25,106              0                 0         1,600,000

Net cash provided by financing activities                0        33,602              0                 0         1,602,100

Net increase (decrease) in cash and cash
equivalents                                              0        25,106              0                 0                 0

Cash and cash equivalents, beginning of period           0             0              0                 0                 0

Cash and equivalents, end of period                      0        25,106              0                 0                 0


Supplemental Schedule of Non-Cash Investing
and Financing Activities
Discharge of short term notes payable                    0             0              0           100,000                 0
Discharge of long term notes payable                     0             0              0         1,500,000                 0
Issuance of shares on acquisition of Bycom
Media                                                4,800         4,800              0                 0                 0
Issuance of shares on acquisition of Cavio               0        14,000              0                 0                 0
Corporation

See Accompanying Notes to Consolidated Financial Statements.


                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 2003 AND DECEMBER 31, 2002 AND 2001

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

         A  SUMMARY  OF THE  COMPANY'S  SIGNIFICANT  ACCOUNTING  POLICIES  IS AS
         FOLLOWS:

         BASIS OF PRESENTATION

         The Company implemented guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("AICPA SOP 90-7") as of September 30, 2001. Accordingly, the Company's financial statements for the periods prior to September 30, 2001 are not comparable to financial statements presented on or subsequent to September 30, 2001. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Bycom Media Inc., as at September 30, 2002 and for the period from May 5, 2002 to September 30, 2002.

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

         CASH

         For the Consolidated Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2003 and December 31, 2002 and 2001.

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

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 2003 AND DECEMBER 31, 2002 AND 2001


         YEAR END

         The Company originally selected March 31 for its fiscal year end. In 2000, the Company changed its fiscal year end to December 31.

NOTE 2.  RESTRUCTURING ITEMS


         Pursuant to the Disclosure Statement and Plan of Reorganization becoming effective September 24, 2001, all general unsecured claims were discharged in exchange for cash payments totaling $50,000. An impaired interest holder-shareholder paid $30,858 for the Chapter 11 administrative claims. The remaining $19,142 was distributed to the Class One impaired creditors on a pro-rata basis, along with a pro-rata share of unregistered common stock, not to exceed 100,000 shares, of the Debtor.

         The discharge of debt has been reflected in the accompanying December 31, 2002 financial statements. The Company's post-reorganization balance sheet as of September 24, 2001 becomes the opening balance sheet for the reorganized Company, as reflected in the following table:



                                                Adjustments to Record the Plan or Reorganization
                                               __________________________________________________
                                               Balance Sheet     Debt Discharge     Balance Sheet
                                               _____________     ______________     _____________

ASSETS                                          $         0       $         0         $      0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                $    19,182       $    30,858         $ 50,000

Liabilities Subject to Compromise
Short term notes payable                        $   100,000       $  (100,000)        $      0
Accounts payable                                     82,160           (82,160)               0
Interest payable                                    284,753          (284,753)               0
Officer's advances                                   17,576           (17,576)               0
Notes payable                                     1,500,000        (1,500,000)               0
Total Liabilities Subject to Compromise         $ 1,984,489       $(1,984,489)        $      0
Total Liabilities                               $ 2,003,671       $(1,953,631)        $(50,000)

Stockholders' Equity
Common stock                                    $     2,100       $         0         $  2,100
Accumulated Deficit                              (2,005,771)       (1,953,631)         (52,100)
Total Stockholders' Equity                      $(2,003,671)      $(1,953,631)        $(50,000)

Total Liabilities and Stockholders' Equity      $         0       $         0         $      0



The  following  proforma   statements  of  operations  reflect  the  results  of
operations as if the reorganization had been effective December 31, 2000.



                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 2003 AND DECEMBER 31, 2002 AND 2001


                         PRO FORMA STATEMENTS OF INCOME

                                                         For the Year Ended December 31, 2001
                                                     _____________________________________________
                                                     As Reported     Adjustments          Proforma
                                                     ___________     ___________         _________

Revenues                                              $        0     $         0         $       0
Cost of revenue                                                0               0                 0
Gross profit                                          $        0     $         0         $       0
General, selling and administrative expenses              11,579               0            11,579
Operating Loss                                        $  (11,579)    $         0         $ (11,579)
Non-operating income (expense)
Interest expense                                         (98,753)              0           (98,753)

(Loss) before reorganization items and                $ (110,332)    $         0         $(110,332)
extraordinary item
Reorganization items (Note 2)                            (30,858)         30,858(1)              0

(Loss) before extraordinary item                      $ (141,190)    $    30,858         $(110,332)
Extraordinary gain on pre-petition debt
discharge (Note 2)                                    $1,985,347     $(1,985,347)(2)     $       0
Net income (loss)                                     $1,844,157     $(1,954,489)        $(110,332)

Net (loss) per share, Basic and diluted (Note 2)      $    (0.87)    $     (0.93)        $   (0.05)

(1) Elimination of effect of reorganization items
(2) Elimination of the gain on pre-petition debt discharge.



NOTE 3.  REORGANIZATION ITEMS

         Reorganization Items consisted of the following for the period ended September 30, 2003 and years ended December 31, 2002 and 2001:

                       September 30,     December 31,     December 31,
                           2003              2002             2001

Professional Fees         $50,000          $20,000          $30,858

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

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 2003 AND DECEMBER 31, 2002 AND 2001


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

         No shares were issued in the third quarter of 2003.

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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding for the nine months ended September 30, 2003 and 2002 was 24,499,583, and 29,521,323,
         respectively, for the years ended December 31, 2002 and 2001, 23,540,670 and 7,380,733, respectively, and 8,854,401 since inception. As of June 30, 2003 and December 31, 2002 and 2001 and since inception, the Company had no dilutive potential common shares.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 2003 AND DECEMBER 31, 2002 AND 2001


NOTE 6.  INCOME TAXES

         There is no provision for income taxes for the period ended September 30, 2003, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of September 30, 2003 is as follows:

         Net operating loss carry forward                          $ 3,634
         Valuation allowance                                       $(3,634)
                                                                   _______
         Net deferred tax asset                                    $     0

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

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SEPTEMBER 30, 2003 AND DECEMBER 31, 2002 AND 2001


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

         Effective April 1, 2003 the Cavio transaction was unwound and the 14,000,000 shares were cancelled.

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

         GENERALLY

         The Company's auditor's going concern opinion and the notation in the financial statements indicate that the Company doe not have significant cash or other material assets and that the Company is relying on advances officers and directors to meet limited operating expenses. The Company does not have sufficient cash or other material assets or does not have sufficient operations or an established source of revenue to cover the operational costs that would allow the Company to continue as a going concern. The Company may be deemed to be insolvent in that the Company is not unable to pay its debts in the ordinary course of business as they become due. The Company's financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

         As of September 30, 2003, the Company had no current business activities or operations and no assets.

         On April 29, 2002, pursuant to an agreement with the sole shareholder of Bycom Media Inc., the Company acquired all of the issued and outstanding shares of stock of Bycom Media Inc., an Ontario, Canada corporation. The closing occurred on May 5, 2002.

         Bycom   Media  Inc.   is  a   multimedia   application   business   for
         internet-based businesses. Utilizing business search tools and databases, Bycom Media Inc.'s business concept was to be able to locate and access global business information. Bycom Media Inc. intended to use its technology in order to enter into various business combinations with entities that offer products or services that are susceptible to internet marketing. As an alternative, Bycom Media Inc. intended to sell, for a fee, this information and was act as an "out-source provider" of information. As an "out-source provider," the information will be cost-effective for the user because the customer typically lacks the technology expertise, capital, personnel or ability to bear the time to market and operating risks to install, maintain and monitor business information. Bycom Media Inc. for itself and for its customers intended to provide personnel who was readily available to respond to technical issues and marketing issues, and who could assist in developing and implementing the effective use of the business search tools and data base. The Company has not yet commenced marketing of this business concept and does not have any funds to commence any marketing efforts.

         On June 13, 2002, the Company entered into a Plan and Agreement of Reorganization with Cavio Corporation, a Washington corporation ("Cavio") whereby the Company acquire all of the outstanding shares of Cavio in exchange for 14,000,000 shares of the Company. Following closing of this transaction, which occurred on August 28, 2002, Cavio became a wholly owned subsidiary of the Company.

         Cavio offered a suite of authentication products, including its enterprise middleware which uses public key infrastructure (PKI) and secure token-based technology to authenticate and manage personal identities for a wide variety of applications. Founded in 1998 to authenticate individuals for global trade transactions, Cavio revolutionizes electronic transaction processing with a comprehensive transaction and authentication solution that successfully integrates traditional business principles and leading edge technology. Cavio authentication and transaction technology will enable real-time authentication of individuals anytime, anywhere, via the Internet, point-of-sale, security kiosk, and mobile devices.

         Effective April 1, 2003, differences of opinion as to matters of fact and matters of law occurred between the parties and the Cavio transaction was unwound and the 14,000,000 shares were surrendered for cancellation.

         As of September 30, 2002 and as of the date hereof, the Company is dependent upon its sole officer to meet any de minimis costs that it may incur. Donald Bell, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is an officer and director of the Company when the obligation is incurred.

         FINANCIAL CONDITION.

         The Company implemented guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("AICPA SOP 90-7") as of September 30, 2001. Accordingly, the Company's financial statements for the periods prior to September 30, 2001 are not comparable to financial statements presented on or subsequent to September 30, 2001. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Bycom Media Inc., as at September 30, 2002 and for the period from May 5, 2002 to September 30, 2002.

         As of September 30, 2003, the Company had no current or fixed assets. The goodwill of the Company was reduced from $1,624,359 as of September 30, 2002 to $0 as of September 30, 2003.

         The Company's net loss from inception through September 30, 2003 was $2,006,209 and the net loss for the year ended December 31, 2002 was $1,886,943.

         The Company had no revenues in the nine months ending September 30, 2003 or in the nine months ended September 30, 2002. During the nine months ending September 30, 2003, the Company incurred expenses of $87,568 as compared to the nine months ended September 30, 2002 of $65,000 or a deincreased of $22,568.

         As of September 30, 2003, the Company had total liabilities of $133,540 and the Company had a negative net worth of $133,540. The Company had officer's advances of $93,693 from inception to September 30, 2003.

         Since the Company had no operating history nor any revenues or earnings from operations as at September 30, 2003 and currently has limited assets or financial resources, the Company will in all likelihood continue to sustain operating expenses without corresponding revenues. This may result in the Company incurring a net operating loss which will increase continuously until the Company can implement its business plan. The Company is actively pursuing business opportunities.



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  CHANGES IN SECURITIES.

         14,000,000 million shares were cancelled in the second quarter of 2003. These shares are now authorized but unissued shares of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         (a) Board Meeting

         The board held one meeting, by written consent, during the quarter ended September 30, 2003.

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

         The board of directors has caused the financial statements for the quarter ended September 30, 2003 to be reviewed by the Company's auditor.

         (c) Code of Ethics.

         The board of directors have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's web site if and when we establish a web site. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website. The current code of ethics is filed as an exhibit to this Form 10QSB.

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

         B. The adoption of a resolution of the board of directors causing a stock dividend to be paid on the common shares of the Company, to the shareholders of record on May 6, 2002, being two and one-half (2-1/2) shares for each one (1) share held by each shareholder, such issuance and delivery of the additional two and one-half (2-1/2) shares for each one (1) share then held is to be made as soon as practical after the record date.

         The following exhibit is part of this Form 10QSB

                  31.1      Certification of Donald Bell, President

                  31.2      Certification of Chief Financial Officer.

                  32.1      Section 906 Certification of Donald Bell, President

                  32.2      Section 906 Certification of Chief Financial Officer

                  99.1      Code of Ethics

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          DISCOVERY INVESTMENTS, INC.
                          (Registrant)



                          By: /s/ DONALD BELL
                                  ___________________________
                                  Donald Bell
                                  President and sole Director
                                  (Signature and Title)*

Date:   November 13, 2003