Form 10KSB
period 2003-12-31
DISCOVERY INVESTMENTS INC
filed 2004-04-14
CIK 1083459

Commission File No. 000-26175


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the Fiscal Year Ended: December 31, 2003

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

                               $.001 COMMON STOCK
                                (Title of Class)

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. /X/

         Check if the registrant is an accelerated filer (as defined in Rule 12b2 of the Securities Exchange Act or 1934). Yes / / No /X/

         As  of  December  31,  2003,  there  were  27,170,383   shares  of  the
registrant's Common Stock, $.001 par value, outstanding.

         The  aggregate   market  value  of  shares  of  Common  Stock  held  by
non-affiliates of the registrant, as of the last business day of registrant's most recent quarter is $3,488.356, and as of April 12, 2004 is $4,019,193.

         State the registrant's revenues for the December 31, 2003 fiscal year:
$-0-.

                                TABLE OF CONTENTS

                                                                            PAGE


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

Item 8A.  Controls and Procedures  . . . . . . . . . . . . .

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

Item 10.  Executive Compensation . . . . . . . . . . . . . .

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management  . . . . . . . . . . . . . .

Item 12.  Certain Relationships and
          Related Transactions . . . . . . . . . . . . . . .

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . .

Item 14.  Controls and Procedures. . . . . . . . . . . . . .

Item 15.  Principal Accountant Fees and Services . . . . . .

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

         On April 29, 2002, the Company entered into a Plan and Agreement of Reorganization with Bycom Media Inc., an Ontario, Canada corporation ("Bycom"). Pursuant to the Plan, the Company acquired all the outstanding shares of Bycom for 4,800,000 shares of Common Stock. On October 5, 2002, there was a closing under the Plan and Bycom became a wholly owned subsidiary of the Company and there was a change of control.

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

         On December 2, 2002, the Company unanimously approved the disposition of its interest in Cavio and thereafter received the consent of a majority of the outstanding shares of the Company Common Stock. The Company determined that the effective date for the divestiture to be June 30, 2003.

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

         The Company has been informed that the Securities and Exchange Commission is considering whether to propose amendments to the Form 8-S and the Form 8-K. The proposed amendments may define the Company as a shell and may expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments may prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and may revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. If the proposed amendments are adopted, the Company will not acquire or merge with any entity which cannot comply with the then applicable rules.


COMPETITION.

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

INVESTMENT COMPANY ACT OF 1940.

         Although the Company will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations, which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

EMPLOYEES.

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

Item 4.  SUBMISSION OF MATTER TO VOTE OF SECURITY HOLDERS.

         Except for Company's obtaining of the written consent of the majority of the outstanding shares of Common Stock in connection with the divestiture of Cavio, there have been no matters submitted to the vote of the Company's security holders. On December 2, 2002, the Company obtained said written consent of these owning 25,648,155 shares of Common Stock that represented 66.6% of the issued and outstanding 38,499,583 shares of Common Stock.

Item 5.  MARKET FOR COMMON COMPANY EQUITY AND RELATED
         STOCKHOLDER MATTER.

         (A) MARKET PRICE.

         The Company's Common Stock is currently traded in the Over the Counter Bulletin Board System under the symbol DCIV.

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

         DATE              OPEN             HIGH BID          LOW BID  CLOSE
         ----              ----             --------          -------  ------

         01/31/01           0.50              0.50              0.50    0.50
         02/28/01           0.50              0.50              0.50    0.50
         03/31/01           0.50              0.50              0.50    0.50
         11/30/01           0.505             0.505             0.505   0.505
         12/31/01           0.15              0.15              0.15    0.15

         01/31/02           0.21              0.21              0.21    0.21
         02/28/02           0.55              0.55              0.40    0.40
         03/31/02           0.297             0.30              0.297   0.30
         04/30/02           0.328             0.30              0.328   0.328
         05/31/02           0.61              0.61              0.58    0.61
         06/30/02           1.24              1.28              1.24    1.28
         07/31/02           1.06              1.06              1.01    1.01
         08/31/02           0.69              0.70              0.68    0.70
         09/30/02           0.45              0.51              0.45    0.51
         10/31/02           0.30              0.35              0.27    0.35
         11/30/02           0.13              0.16              0.12    0.16
         12/31/02           0.06              0.06              0.05    0.05

         01/31/03           0.11              0.11              0.11    0.11
         02/28/03           0.081             0.081             0.08    0.08
         03/31/03           0.059             0.06              0.059   0.06
         04/30/03           0.074             0.075             0.074   0.075
         05/31/03           0.068             0.068             0.068   0.068
         06/30/03           0.062             0.062             0.062   0.062
         07/31/03           0.07              0.07              0.07    0.07
         08/31/03           0.083             0.083             0.083   0.083
         09/30/03           0.155             0.155             0.11    0.11
         10/31/03           0.08              0.10              0.08    0.10
         11/30/03           0.119             0.119             0.119   0.119
         12/31/03           0.20              0.20              0.20    0.20

         01/31/04           0.21              0.235             0.21    0.235
         02/29/04           0.32              0.35              0.32    0.35
         03/31/04           0.31              0.33              0.31    0.33


         On April 12, 2004, the ask for the Common Stock of the Company was $0.53 and the bid for the Common Stock of the Company was $0.48. The last trade was on April 12, 2004 at $0.53.

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

         For the initial listing in the NASDAQ SmallCap market, a company must have net tangible assets of $4 million or market capitalization of $50 million or a net income (in the latest fiscal year or two of the last fiscal years) of $750,000, a public float of 1,000,000 shares with a market value of $5 million. The minimum bid price must be $4.00 and there must be 3 market makers. In addition, there must be 300 shareholders holding 100 shares or more, and the company must have an operating history of at least one year or a market apitalization of $50 million.

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

         (B)  HOLDERS.

         As of December 31, 2003, there were forty six (46) active holders of record (including Cede and Co.) of the Company's Common Stock.

         As of December 31, 2003, the Company issued 2,670,000 in consideration of the cancellation of indebtedness owed by the Company. As of the date hereof and as of December 31, 2003, giving effect to the issuance of the 2,670,000 shares and the cancellation of 14,000,000 shares of Common Stock issued for Cavio, the Company had issued and outstanding 27,170,383 shares. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with exemption from registration afforded by the Securities Act of 1933, as amended.

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

GENERAL.

         The  Company no longer has an  operating  business  that it can pursue.
Accordingly, the Company is seeking to either identify a suitable business opportunity or enter into a suitable business combination. Until it secures a suitable business opportunity or combination, it will operate as a "shell check" company.

RESULTS OF OPERATIONS.

FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2002.

         As of December 31, 2003, the Company had no assets as compared to having assets of $467,621 as of December 31, 2002, said assets were of discontinued operations. As of December 31, 2003, the Company had current liabilities of $15,000 as compared to having current liabilities of $68,622, after the elimination of the current liabilities of $2,319,298 applicable to the unwound transaction with Cavio. The Company incurred a net loss of $80,000 from continuing operations for the fiscal year ended December 31, 2003 compared to a net loss of $21,266 for the year end December 31, 2002, after the elimination of the loss applicable to the unwound transaction with Cavio.

         On the Statement of Income, the net loss for 2003 is $1,771,739, but this figure includes the net loss of continuing operations as well as the loss from discontinued operations of $1,851,739. The net loss from continuing operations is due primarily to costs associated with actively seeking an acquisition of a suitable business opportunity. Due to the continued losses and lack of revenues, there is substantial doubt about the Company's ability to continue as a going concern.

         The Company had implemented guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("AICPA SOP 90-7") as of September 30, 2001. Accordingly, the Company's financial statements for the periods prior to September 30, 2001 are not comparable to financial statements presented on or subsequent to September 30, 2001. The prior consolidated financial statements included the accounts of the Company and its wholly owned subsidiaries as at December 31, 2002 and for the period from May 5, 2002 to December 31, 2002.

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. During the fourth quarter, the Company performed its annual impairment review for goodwill. As described in
Note 5, the Company acquired the shares of stock in Bycom Media, Inc. As of December 31, 2002, the Company had recorded a non-cash charge of $5,520,183 resulting from the acquisition of Bycom Media, Inc. due to the lack of development of any software as was originally expected from this acquisition. In addition, as of December 31, 2002, the Company also recorded a non-cash charge of $11,562,707 from the acquisition of Cavio Corporation. As described in Note 11, the Company has disposed of Cavio Corporation and it is recorded as a discontinued operation.

LACK OF REVENUES.

         At this time, the Company's ability to generate any revenues continues to be uncertain. The auditor's report on the December 31, 2003 financial statements contains an additional explanatory paragraph, which identifies issues that raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

EXPENSES.

         The Company anticipates general administrative and operations expenses for the year ended December 31, 2004 to be approximately $75,000. The Company will be dependent upon loans or proceeds from the sale of its securities for the near future. Once the Company locates a suitable business opportunity or business combination, it may seek to obtain equity and/or debt financing from third parties to facilitate and complete the acquisition of such a business opportunity or a suitable business combination. The Company may also issue shares of Common Stock as consideration for the acquisition of a suitable business opportunity or a suitable business combination.

LIQUIDITY AND CAPITAL RESOURCES.

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

         The Company is currently relying on its existing cash reserves to fund its continuing operating expenses and to fund the identification and evaluation of a suitable business opportunity or business combination. As of December 31, 2003 and December 31, 2002, its cash and cash equivalent balances were $0 and $0 respectively. The Company anticipates that it will require additional financing in order to continue seeking a suitable business opportunity or business combination. The Company would likely seek to secure any additional financing necessary through a private placement of its shares of Common Stock.

PLAN OF OPERATION FOR THE 12 MONTHS ENDING DECEMBER 31, 2003.

         The Company will continue to seek a new business opportunity or business combination over the 12 month period ending December 31, 2004. Once a business opportunity or business combination has been identified, the Company will investigate and evaluate the business opportunity or business combination. Should the Company wish to pursue any specific business opportunity or business combination, it will have to comply with all applicable corporate and securities laws in order to complete the acquisition of or merger with any such business opportunity.

CASH REQUIREMENTS.

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

PRODUCT RESEARCH AND DEVELOPMENT.

         The Company does not anticipate that it will expend any significant monies on research and development over the next twelve months.

PURCHASE OF SIGNIFICANT EQUIPMENT.

         The Company does not intend to purchase any significant equipment through December 31, 2004, unless it identifies a suitable business opportunity or business combination that may require it to invest in such equipment.

EMPLOYEES.

         Over the twelve months ending December 31, 2004, the Company anticipates no increase in the number of employees. The Company will retain new employees only if it identifies and completes the acquisition of a business opportunity or enters into a business combination. Such an increase on the number of employees may significantly increase the Company's monthly burn rate and such increase in the monthly burn rate depends on the number of employees the Company ultimately retains, if any.

ACCOUNTING PRONOUNCEMENTS.

         In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed of," but retains many of its fundamental provisions. Additionally, this statement expands the scope of discontinued operations to include more disposal transactions. SFAS No. 144 was adopted by the Company for the fiscal year ended December 31, 2003. As disclosed in Note 4 to the Company's Consolidated Financial Statements, the adoption of this standard had a material effect on the Company's financial statements.

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

Item 7.  FINANCIAL STATEMENTS.

















                      Consolidated Financial Statements of:
                      DISCOVERY INVESTMENTS INC.

                      Year ended: December 31, 2003

                      (Audited - See Notes to Financial Statements)






                                                                            Page

Independent Accountant's Report to the Shareholders'                           2
Consolidated Balance Sheets                                                    3
Consolidated Statements of Operations and Deficit                              4
Consolidated Statements of Shareholders' Equity                                5
Consolidated Statements of Cash Flows                                          6
Notes to Consolidated Financial Statements                                 7- 12

Wm. Andrew Campbell C.A.                                   Tel.: (416) 363 -6273
56 Temperance Street, 6th. Floor,                          Fax: (416) 363 - 9982
Toronto, Ontario
M5H 3V5





                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANT

To the Shareholders' and Board of Directors of Discovery Investments Inc.

I have audited the accompanying consolidated balance sheets of Discovery Investments Inc. (a Development Stage Company) as at December 31, 2003, and the related consolidated statements of operations and deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis of my opinion.

In my opinion, these financial statements referred to above present fairly, in all material respects the financial position of the company as at December 31, 2003 the results of its operations and cash flows for the year then ended in accordance with generally accepted accounting principles accepted in the United States.

The  Comparative  figures for the year ended  December 31, 2002 were prepared by
another   auditor  who   expressed  an  opinion  dated  June  13,  2003  without
reservation.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, effective September 24, 2001, the Company completed its reorganization after seeking protection Bankruptcy

Signed: "Wm. Andrew Campbell C.A."

Chartered Accountant
Toronto, Canada,
March 27, 2004



                           DISCOVERY INVESTMENTS INC.


                          (A DEVELOPMENT STAGE COMPANY)
                           Consolidated Balance Sheets
                          As at December, 2003 and 2002

ASSETS
                                                                                     2003                  2002
                                                                                ================     =================

CURRENT ASSETS:
Assets of discontinued operations                                               $            -       $       467,621
                                                                                ----------------     -----------------
                                                                                             -               467,621

                                                                                $            -       $       467,621
                                                                                ================     =================

 LIABILITIES
CURRENT LIABILITIES:
Bank overdraft                                                                 $             -       $            62
Accounts payable and accrued liabilities                                                15,000                 4,847
Due to related parties (note 7)                                                              -                63,693
Liabilities for discontinued operations                                                      -             2,319,298
                                                                               ----------------      -----------------
TOTAL LIABILITIES                                                                       15,000             2,387,900
                                                                               ----------------      -----------------

SHAREHOLDERS EQUITY
SHARE CAPITAL    (Note 8)                                                              158,040                38,500
DEFICIT (Page 4)                                                                      (173,040)           (1,958,779)
                                                                                ----------------      ----------------
                                                                                       (15,000)           (1,920,279)
                                                                                ----------------      ----------------
                                                                                $            -        $      467,621
                                                                                ================      ================






Approved on behalf of the Board:



(Signed) " Donald K. Bell" , Director
-----------------------------------------------------------------------------



                           DISCOVERY INVESTMENTS INC.

                          (A DEVELOPMENT STAGE COMPANY)
                Consolidated Statements of Operations and Deficit
                 For the Years Ended December 31, 2003 and 2002

                                                                                      2003                      2002
                                                                                ==================       =================

COST AND EXPENSES:
General, selling and administrative                                             $          80,000        $         21,266
                                                                                --- --------------       --- --------------
                                                                                          80,000                   21,266
                                                                                --- --------------       === ==============

INCOME (LOSS) BEFORE THE UNDER NOTED ITEMS:                                              (80,000)                 (21,266)

Gain (loss) from discontinued operations                                                1,851,739              (1,865,677)
                                                                                --- --------------       --- --------------
NET INCOME (LOSS)                                                               $       1,771,739        $     (1,886,943)
                                                                                === ==============       === ==============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                  24,499,583                23,540,679
                                                                                === ==============       === ==============

 BASIC AND FULLY DILUTED  EARNINGS (LOSS) PER SHARE                             $          0.10          $         (0.08)
                                                                                === ==============       === ==============




                           DISCOVERY INVESTMENTS INC.

                          (A DEVELOPMENT STAGE COMPANY)
                 Consolidated Statements of Shareholders' Equity
                                December 31, 2003

                                                                                     Additional           Additional
                                                         Common Stock                   Paid-In             Paid-In
=========================================== === =============================== === ================ === ===============
                                                    Shares            Amount            Capital             Capital
=========================================== === =============== === =========== === ================ === ===============
                                                                                       (Deficit)             Total
=========================================== === =============== === =========== === ================ === ===============

Balance, December 31, 2000                           7,350,000          $7,350         $(1,903,643)        $(1,896,293)
=========================================== === =============== === =========== === ================ === ===============

=========================================== === =============== === =========== === ================ === ===============
Issuance  of  common  stock,  pursuant  to
bankruptcy order, issued November 29, 2001
                                                       349,583            $350               $(250)                $100
=========================================== === =============== === =========== === ================ === ===============
Net Income, December 31, 2001                                                            $1,844,157          $1,844,157
=========================================== === =============== === =========== === ================ === ===============
Balance, December 31, 2001                           7,699,583          $7,700            $(59,836)           $(52,136)
=========================================== === =============== === =========== === ================ === ===============

=========================================== === =============== === =========== === ================ === ===============
Issuance  of common  stock on  acquisition
of Bycom Media Inc. on May 5, 2002
                                                    16,800,000         $16,800            $(12,000)              $4,800
=========================================== === =============== === =========== === ================ === ===============

=========================================== === =============== === =========== === ================ === ===============
Issuance of common stock on
acquisition of Cavio Corporation
September 4, 2002.                                  14,000,000         $14,000
=========================================== === =============== === =========== === ================ === ===============
Net (Loss) for the year ended December
31, 2002                                                                               $(1,866,943)        $(1,866,943)
=========================================== === =============== === =========== === ================ === ===============
Balance, December 31, 2002                          38,499,583         $38,500         $(1,958,779)        $(1,920,179)
=========================================== === =============== === =========== === ================ === ===============

=========================================== === =============== === =========== === ================ === ===============
Cancellation of shares issued on the
Cavio acquisition                                 (14,000,000)       $(14,000)              $14,000              $(100)
=========================================== === =============== === =========== === ================ === ===============

=========================================== === =============== === =========== === ================ === ===============
Issued to settle debt December 2003                  2,670,800         133,540                    0             133,540
=========================================== === =============== === =========== === ================ === ===============
Net  Income  for the year  ended  December
31, 2003                                                                                  1,771,739           1,771,739
=========================================== === =============== === =========== === ================ === ===============
Balance, December 31, 2003                          27,170,383        $158,040           $(173,040)           $(15,000)
=========================================== === =============== === =========== === ================ === ===============

See Accompanying Notes to Consolidated Financial Statements.




                           DISCOVERY INVESTMENTS INC.

                          (A DEVELOPMENT STAGE COMPANY)
                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2003 and 2002

                                                                                       2003                  2002
                                                                                 =================     =================

CASH PROVIDED BY (USED IN):
OPERATING ACTIVITIES-
NET INCOME (LOSS) FOR THE YEAR                                                   $    1,771,739        $    (1,886,943)
Item not requiring a current outlay of cash
(Gain) loss from discontinued operations                                              (1,851,739)            1,865,677
                                                                                 -- --------------     -- --------------
                                                                                         (80,000)              (21,266)
                                                                                 -- --------------     -- --------------
CHANGES IN WORKING CAPITAL COMPONENTS-
Accounts payable and accrued liabilities                                                  10,153                 7,573
Due to related parties                                                                    69,785                13,693
                                                                                 -- --------------     -- --------------

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                              (62)                    -
                                                                                 -- --------------     -- --------------

FINANCING ACTIVITIES-
Issuance of shares                                                                             -                     -
                                                                                 -- --------------     -- --------------
CASH PROVIDED BY FINANCING ACTIVITIES                                                          -                     -
                                                                                 -- --------------     -- --------------

INCREASE (DECREASE) IN CASH DURING YEAR                                                       62                     -
(BANK INDEBTEDNESS), BEGINNING OF YEAR                                                       (62)                    -
                                                                                 -- --------------     -- --------------
CASH, END OF YEAR                                                                $             -       $            (62)
                                                                                 == ==============     == ==============


                           DISCOVERY INVESTMENTS INC.

                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements,
                           December 31, 2003 and 2002

1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Discovery Investments, Inc. ("Company") was organized September 10, 1996 under the laws of the State of Nevada. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (

SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," is considered a development stage company.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash
For the Consolidated Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2003 and December 31, 2002 and 2001.

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

                           DISCOVERY INVESTMENTS INC.

                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements,
                           December 31, 2003 and 2002

3.        RESTRUCTURING ITEMS
Pursuant to the Disclosure Statement and Plan of Reorganization becoming effective September 24, 2001, all general unsecured claims were discharged in exchange for cash payments totaling $50,000. An impaired interest holder-shareholder paid $30,858 for the Chapter 11 administrative claims. The remaining $19,142 was distributed to the Class One impaired creditors on a pro-rata basis, along with a pro-rata share of unregistered common stock, not to exceed 100,000 shares, of the Debtor.

The discharge of debt has been reflected in the accompanying December 31, 2002 financial statements. The Company's post-reorganization balance sheet as of September 24, 2001 becomes the opening balance sheet for the reorganized Company, as reflected in the following table:



================================================= ===================================================================
                                                           Adjustments to Record the Plan or Reorganization
================================================= ====================== ======================= ====================
                                                      Balance Sheet          Debt Discharge         Balance Sheet
================================================= ====================== ======================= ====================


================================================= ====================== ======================= ====================
ASSETS                                                               $0                      $0                   $0
================================================= ====================== ======================= ====================

================================================= ====================== ======================= ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
================================================= ====================== ======================= ====================
Current Liabilities
================================================= ====================== ======================= ====================
Accounts payable                                                $19,182                 $30,858              $50,000
================================================= ====================== ======================= ====================

================================================= ====================== ======================= ====================
Liabilities Subject to Compromise
================================================= ====================== ======================= ====================
Short term notes payable                                       $100,000              $(100,000)                   $0
================================================= ====================== ======================= ====================
Accounts payable                                                 82,160                (82,160)                    0
================================================= ====================== ======================= ====================
Interest payable                                                284,753               (284,753)                    0
================================================= ====================== ======================= ====================
Officer's advances                                               17,576                (17,576)                    0
================================================= ====================== ======================= ====================
Notes payable                                                 1,500,000             (1,500,000)                    0
================================================= ====================== ======================= ====================
Total Liabilities Subject to Compromise                      $1,984,489            $(1,984,489)                   $0
================================================= ====================== ======================= ====================
Total Liabilities                                            $2,003,671            $(1,953,631)            $(50,000)
================================================= ====================== ======================= ====================

================================================= ====================== ======================= ====================
Stockholders' Equity
================================================= ====================== ======================= ====================
Common stock                                                     $2,100                      $0               $2,100
================================================= ====================== ======================= ====================
Accumulated Deficit                                         (2,005,771)             (1,953,631)             (52,100)
================================================= ====================== ======================= ====================
Total Stockholders' Equity                                 $(2,003,671)            $(1,953,631)            $(50,000)
================================================= ====================== ======================= ====================

================================================= ====================== ======================= ====================
Total Liabilities and Stockholders' Equity                           $0                      $0                   $0
================================================= ====================== ======================= ====================


                           DISCOVERY INVESTMENTS INC.

                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements,
                           December 31, 2003 and 2002

The  following  proforma   statements  of  operations  reflect  the  results  of
operations as if the reorganization had been effective December 31, 2000.



                         PRO FORMA STATEMENTS OF INCOME
================================================= ===================================================================
                                                                 For the Year Ended December 31, 2001
================================================= ===================================================================
                                                       As Reported            Adjustments             Proforma
================================================= ====================== ======================= ====================


================================================= ====================== ======================= ====================
Revenues                                                             $0                      $0                   $0
================================================= ====================== ======================= ====================
Cost of revenue                                                       0                       0                    0
================================================= ====================== ======================= ====================
Gross profit                                                         $0                      $0                   $0
================================================= ====================== ======================= ====================
General, selling and administrative expenses                     11,579                       0               11,579
================================================= ====================== ======================= ====================
Operating Loss                                                $(11,579)                      $0            $(11,579)
================================================= ====================== ======================= ====================
Non-operating income (expense)
================================================= ====================== ======================= ====================
Interest expense                                               (98,753)                       0             (98,753)
================================================= ====================== ======================= ====================

================================================= ====================== ======================= ====================
(Loss) before reorganization items and                       $(110,332)                      $0           $(110,332)
extraordinary item
================================================= ====================== ======================= ====================
Reorganization items (Note 2)                                  (30,858)               30,858(1)                    0
================================================= ====================== ======================= ====================

================================================= ====================== ======================= ====================
(Loss) before extraordinary item                             $(141,190)                 $30,858           $(110,332)
================================================= ====================== ======================= ====================
Extraordinary gain on pre-petition debt
================================================= ====================== ======================= ====================
discharge (Note 2)                                           $1,985,347         $(1,985,347)(2)                   $0
================================================= ====================== ======================= ====================
Net income (loss)                                            $1,844,157            $(1,954,489)           $(110,332)
================================================= ====================== ======================= ====================

================================================= ====================== ======================= ====================
Net (loss) per share, Basic and diluted (Note 2)                $(0.87)                 $(0.93)              $(0.05)
================================================= ====================== ======================= ====================


(1) Elimination of effect of reorganization items
(2) Elimination of the gain on pre-petition debt discharge.



4.        REORGANIZATION ITEMS

Reorganization Items consisted of the following for the period ended December 31, 2003 and years ended December 31, 2002 and 2001:



============================= ========================= ============================ ===============================
                                 December 31, 2003           December 31, 2002             December 31, 2001
============================= ========================= ============================ ===============================

Professional Fees                              $65,000                      $20,000                         $30,858
============================= ========================= ============================ ===============================


                           DISCOVERY INVESTMENTS INC.

                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements,
                           December 31, 2003 and 2002

5.        ACQUISITION OF BYCOM MEDIA INC.

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

6.        SHAREHOLDERS' EQUITY

Common Shares

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

On April 25, 2002, the sole director of the Company adopted a resolution that resulted in a stock dividend. For stockholders of record on May 5, 2002, the Company will issue 2.5 shares for each shares owned. In lieu of issuing a fractional share certificate, the Company shall round up to a full share. On September 4, 2002 14,000,000 shares were issued for the acquisition of Cavio Corporation. In the second quarter of 2003 the Company unwound the transaction and cancelled the 14,000,000 shares. This resulted in approximately 24,499,600 shares outstanding as of June 30, 2003.


On April 29, 2002, the Company issued 4,800,000 pursuant to a Plan of Reorganization whereby it acquired all of the outstanding shares of Bycom Media Inc. therefore (Note 4).

In the fourth quarter of 2003, 2,670,800 shares were issued at $0.05 per share to settle advances from officers and certain trade payables.

The Company has not authorized any preferred stock.

                           DISCOVERY INVESTMENTS INC.

                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements,
                           December 31, 2003 and 2002


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding for the years ended December 31, 2003 and 2002 was 24,499,583, and 23,540,670, respectively, and 9,387,759 since inception. As of September 30, 2003 and December 31, 2002 and since inception, the Company had no dilutive potential common shares.

7.        INCOME TAXES

There is no provision for income taxes for the period ended September 30, 2003, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 2003 is as follows:

================================================== ============================
Net operating loss carry forward                                        $3,634
================================================== ============================
Valuation allowance                                                   $(3,634)
================================================== ============================
Net deferred tax asset                                                      $0
================================================== ============================

The net federal operating loss carry forward will expire in 2020. This carry forward may be limited upon the consummation of a business combination under IRC
Section 381.

For financial reporting purposes, the Company reported an extraordinary gain in the amount of $1,984,489 resulting from the cancellation of indebtedness that occurred from the bankruptcy discharge on the effective date. Pursuant to
Section 1087 of the Internal Revenue Code, this extraordinary gain is excluded from income taxation and certain tax attributes of the Company are eliminated or reduced, up to the amount of such income excluded from taxation. As a result, the Company's net operating loss carry forwards were reduced by the $1,984,489.

8.        GOING CONCERN

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

9.        RELATED PARTY TRANSACTIONS

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

                           DISCOVERY INVESTMENTS INC.

                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements,
                           December 31, 2003 and 2002


10.      WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

11.      SUBSEQUENT EVENTS AND SIGNIFICANT TRANSACTIONS

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

The Company has examined several possible corporate acquisitions, however no formal agreements have been consummated as of the date of the issuance of these financial statements.

Increase in authorized capital

On July 10, 2002, the State of Nevada approved the Company's amended Articles of Incorporation, which increased its capitalization from 25,000,000 common shares to 100,000,000 common shares.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On October 7, 2003, the accounting firm of Kyle L. Tingle, LLC, CPA resigned from the audit responsibilities of the Company. On October 8, 2003, the Company engaged Wm. Andrew Campbell, Chartered Accountant, as its successor accountant.

         During the Company's two most recent fiscal years and any subsequent interim period prior to the resignation of Kyle L. Tingle, the Company (or someone on its behalf) had not consulted with Wm. Andrew Campbell, or any other auditor, regarding any accounting or audit concerns.

         During the Company's two most recent fiscal years, the Company is not aware of any disagreements with its former accountant, whether resolved or not resolved, on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to said accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreements(s) in connection with its report.

         During the period covered by the most recent audit report and for the prior periods covered by said report, the Company had recurring losses from operations, a working capital deficit and an accumulated deficit which raised and resulted in the former accountant qualifying his opinion to indicate that this raised substantial doubt about the Company's ability to continue as a going concern.

Item 8A.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE ON CONTROLS AND PROCEDURES.

         Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our president and treasurer have determined that the Company's current disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

         There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the fiscal year ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


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

         NAME                                        AGES              POSITION

         Donald Bell                        40                President/Director

         The principal occupation and business experience for Donald Bell as follows:

         Donald Bell has worked within the investment community for the past 15 years. Mr. Bell served as an investment adviser with Pacific International Securities Inc. of Vancouver B.C. and, most recently, as Vice President of corporate finance and business development for a publicly traded mining and resource company. Mr. Bell's management experience began in 1985 shortly after completing his formal education as well as several sales and marketing seminars related to the auto industry. At the age of 22, Mr. Bell was awarded top salesman of the year at a major auto dealer in greater Vancouver, and then followed through to become one of two sales managers responsible for 12 sales personnel as well as several other duties in a management capacity. Mr. Bell is

38 years old and currently resides in Calgary Alberta where he is married with two children. Mr. Bell's experience and contacts in the investment and banking communities throughout North America, Europe and Asia as well as his sold work ethic will prove an asset to any project he is involved in.

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


Item 10. EXECUTIVE COMPENSATION.

         For the periods ended December 31, 2002 and December 31, 2003, none of the Company's officers and/or directors received any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past. Donald Bell has agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition.

         No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

         The Company intends to adopted a code of ethics that will applies to the Company's principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. Upon adoption, the Company will disclose the code of ethics in a Form 8-K, or such other applicable form. The code of ethics will also be posted on the investor relations section of the Company's website if the Company establishes a website. The Company intends to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website, if established.

Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT.

         (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

         The following table sets forth the security and beneficial ownership for each class of equity securities of the Company for any person who is known to be the beneficial owner of more than five percent of the Company.

          Name and          Amount and
          Address of        Nature of
Title     Beneficial        Beneficial     Number       Percent
of Class  Owner             Owner          of Shares    of Class
________________________________________________________________

Common    C. Philip Yeandle   Direct       18,135,000     67.0%
          35 Church St.
          Suite 206
          Toronto, Ontario
          Canada M5E 113

Common    Donald Bell         Direct        1,452,000      5.5%
          247 Bay Street
          Suite 911
          Toronto, Ontario
          Canada M5H 2R7

Total                                      19,587,000     72.0%

         (b) SECURITY OWNERSHIP OF MANAGEMENT.

         The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by the sole director and officer of the Company.

          Name and
          Address of        Amount
Title     Beneficial        Beneficial     Percent
of Class  Owner             Owner          of Class
___________________________________________________

Common    Donald Bell        1,452,000        5.5%
          247 Bay Street
          Suite 911
          Toronto, Ontario
          Canada M5H 2R7

Common    All Officers and   1,452,000        5.5%
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

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.


         There are no reports on Form 8-K incorporated herein by reference.

         The following documents are filed as part of this report:

                  31.1 Certification of Chief Executive Officer

                  31.2 Certification of Chief Financial  Officer, and

                  32.1 Sarbones-Oxley, Section 906 Certifications-CEO

                  32.2 Sarbones-Oxley, Section 906 Certifications-CFO


Item 14.  CONTROLS AND PROCEDURES

     See Item 8A above.

Item 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES.

         Audit fees consist of fees billed for professional services rendered for the audit of the Company's consolidated financial statements and the review of the interim statements. The total fees billed for Kyle L. Tingle, prior to his resignation for the prior two fiscal years was $7,500 and Wm. Andrew Campbell for the current fiscal year was $1,000.

OTHER.

         There  were  no  audit   related   services  and  no  fees  billed  for
professional services for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2002 and December 31, 2003.



                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 14, 2004                DISCOVERY INVESTMENTS, INC.





                                    By: /s/ DONALD BELL
                                        ___________________________
                                        Donald Bell
                                        President