Form 10QSB
period 2004-03-31
DISCOVERY INVESTMENTS INC
filed 2004-05-24
CIK 1083459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

|X| QUARTERLY  REPORT UNDER  SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE
    TRANSITION PERIOD FROM        TO

                        COMMISSION FILE NUMBER 000-26175

                           DISCOVERY INVESTMENTS INC.
        (Exact name of small business issuer as specified in its charter)


                       NEVADA                                   88-0409151
  (State or other jurisdiction of incorporation or          (I.R.S. Employer
                    organization)                            Identification No.)

             6767 W. TROPICANA AVE., SUITE 207, LAS VEGAS, NV 89103
                    (Address of principal executive offices)

                                 (866) 351-5099
                           (Issuer's telephone number)


(Former name,former address and former fiscal year,if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         At March 31, 2004, there were outstanding 27,170,383 shares of the Registrant's Common Stock, $.001 par value. As of the date hereof, there were outstanding 29,809,007 shares of Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)
                         CONSOLIDATED FINANCIAL REPORTS
                           March 31, 2004 (unaudited)
                                December 31, 2003



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



                                                      DISCOVERY INVESTMENTS, INC.
                                                     (A Development Stage Company)
                                                      CONSOLIDATED Balance Sheets
                                                            MARCH 31, 2004

                                                      March 31,          March 31,        December 31,      December 31,
                                                        2004                2003              2003              2003
                                                     -----------        -----------       ------------      ------------

                                               ASSETS
CURRENT ASSETS
Cash                                                     $3,019             $9,829                 $0                 $0
Assets of discontinued operations                            $0           $467,621                 $0           $467,621
Total current assets                                     $3,019           $477,450                 $0           $467,621

TOTAL ASSETS                                             $3,019           $477,450                 $0           $467,621


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft                                               $0                 $0                 $0                $62
Accounts payable                                        $30,000             $4,847            $15,000             $4,847
Officers' advances                                      $59,300            $63,693                 $0            $63,693
Liabilities of discontinued operations                       $0         $2,539,282                 $0         $2,319,298
Total current liabilities                               $89,300         $2,607,822            $15,000         $2,387,900

LONG TERM DEBT                                               $0                 $0                 $0                 $0

TOTAL LIABILITIES                                       $89,300         $2,607,822            $15,000         $2,387,900

STOCKHOLDERS' EQUITY                                   $158,040            $38,500           $158,040            $38,500
Accumulated deficit                                   $(244,321)       $(2,168,872)         $(173,000)       $(1,958,779)
TOTAL STOCKHOLDERS' EQUITY                             $(86,281)       $(2,130,372)          $(15,000)       $(1,920,279)
Total liabilities and stockholders' equity               $3,019           $477,450                 $0           $467,621



See Accompanying Notes to Consolidated Financial Statements.



                                                      DISCOVERY INVESTMENTS, INC.
                                                     (A Development Stage Company)
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                                            March 31, 2003

                                                                                                           Sept 10, 1996
                                       Three Months Ended                     Years Ended                 (Inception) to
                                    March 31,        March 31,       December 31,       December 31,           March 31,
                                         2004             2003               2003               2002                2004
                                    -----------      ---------       ------------       ------------       -------------

Revenues                                   $0               $0                 $0                 $0                  $0

Cost of revenue                            $0               $0                 $0                 $0                  $0

Gross profit                               $0               $0                 $0                 $0                  $0

General, selling and
administrative expenses               $71,281               $0            $80,000            $21,266           1,816,519

Net operating income expense
                                      $71,281               $0                 $0                 $0            $284,753

Operating (Loss)                     $(71,281)              $0          $(80,000)           $(21,266)        $(2,102,272)

Reorganization items                       $0               $0                 $0                 $0             $30,858

Net (Loss) before
extraordinary item                         $0               $0                 $0           $(21,266)        $(2,132,130)

Extraordinary gain on
prepetition debt
discharge                                  $0               $0                 $0                 $0          $1,985,347

Net (Loss) from continuing
operations                           $(71,281)              $0                 $0           $(21,266)          $(146,783)

(Loss) from discontinued                   $0        $(210,155)       $(1,851,739)       $(1,865,677)        $(2,075,832)
operations

Net income (loss)                    $(71,281)       $(210,155)       $(1,771,739)       $(1,866,943)        $(2,222,615)

Net income (loss) per share
basic and diluted (Note 2)            $(0.003)         $(0.005)           $(0.072)           $(0.079)           $(0.2685)

Average number of
shares of common
stock outstanding                  27,170,383       38,449,583         24,499,583         23,540,670           8,278,121



See Accompanying Notes to Consolidated Financial Statements.


                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 March 31, 2004


                                                                                                         Accumulated
                                                                                                          (Deficit)
                                                                                      Additional            During
                                                         Common Stock                  Paid-In           Development
                                                    Shares            Amount           Capital              Stage
                                                                                      (Deficit)

Balance, December 31, 2000                           7,350,000          $7,350        $(1,903,643)        $(1,896,293)

Issuance  of  common  stock,  pursuant  to
bankruptcy order, issued November 29, 2001             349,583            $350               $350                   0

Net Income, December 31, 2001                                                          $1,844,157          $1,844,157

Balance, December 31, 2001                           7,699,583          $7,700           $(59,836)           $(52,136)

Issuance  of common  stock on  acquisition
of Bycom Media Inc. on May 5, 2002                  16,800,000         $16,800           $(12,000)             $4,800

Issuance of common stock on acquisition of Cavio
Corporation September 4, 2002.                      14,000,000         $14,000                                $14,000

Net (Loss) December 31, 2002                                                          $(1,886,943)        $(1,886,943)

Balance, December 31, 2002                          38,499,583         $38,500

Balance, March 31, 2003                             38,499,583         $38,500        $(1,958,779)        $(1,920,179)

Cancellation of shares issued on the
Cavio Acquisition                                 (14,000,000)        (14,000)              14,000                 100

Issued to settle debt 31/12/03                       2,670,800         133,540                  0             133,540

Net Income for year ended 31/12/03                           0               0          1,771,739           1,771,739
Balance, March 31, 2004                             27,170,383        $158,040          $(173,040)           $(15,000)


See Accompanying Notes to Consolidated Financial Statements.


                           DISCOVERY INVESTMENTS, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 March 31, 2004

                                                    Three Months Ended               Years Ended
                                                 March 31,     March 31,    December 31,    December 31,    September 10,
                                                                                                                 1996
                                                                                                            (inception) to
                                                    2004          2003          2003            2002        March 31, 2004
Cash Flows From Operating Activities
Net income (loss)                                   $(71,281)    $(210,155)            $0        $(21,266)        $(356,938)
Adjustments  to  reconcile  net  income  (loss)
  to cash  provided  by (used in)
operating activities:
Impairment on Intangible assets                            0             0              0           4,800             4,800
Extraordinary gain on pre-petition debt
discharge                                                  0             0              0               0       (1,985,347)
Reorganization items
Professional fees                                          0             0              0               0            30,858
Changes in assets and liabilities
Increase in accounts payable and accrued
expenses (pre-petition)                               15,000       219,984              0               0           621,797
Increase in accounts payable and accrued
expenses (post-petition)                                   0             0              0               0             4,909
Increase in officer advances (pre-petition)           59,300             0              0           2,773            76,876
Increase in officer advances (post-petition)               0             0              0          13,693            63,693
Net cash provided by (used in) operating                   0             0              0               0        (1,552,100)
activities before reorganization activities

(Decrease) to Cash Resulting from
Reorganization Items:
Pre-petition claims paid pursuant to plan                  0             0              0               0           (19,142)
Professional fees paid                                     0             0              0               0           (30,858)

Net cash (used in) reorganization activities               0             0              0               0
Net cash (used in) operating activities                    0             0              0               0        (1,592,271)

Cash Flows From Investing Activities                       0             0              0               0

Cash Flows From Financing Activities
Issuance of common stock                                   0             0              0               0             2,100
Proceeds from notes payable                                0             0              0                         1,600,000

Net cash provided by financing activities                  0             0              0               0         1,602,100

Net increase (decrease) in cash and cash
equivalents                                            3,019         9,829              0               0            12,848

Cash and cash equivalents, beginning of period             0             0              0               0                 0

Cash and equivalents, end of period                    3,019         9,829              0               0            12,848


Supplemental Schedule of Non-Cash Investing
and Financing Activities
Discharge of short term notes payable                      0             0              0               0                 0
Discharge of long term notes payable                       0             0                              0                 0
Issuance of shares on acquisition of Bycom                 0         4,800              0               0                 0
Media Inc.

See Accompanying Notes to Consolidated Financial Statements.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 2004 AND DECEMBER 31, 2003 AND 2002


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

         CASH

         For the Consolidated Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2004 and December 31, 2003 and 2002.

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

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 2004 AND DECEMBER 31, 2003 AND 2002

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



                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 2004 AND DECEMBER 31, 2003 AND 2002


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



Note 3. Reorganization Items

         Reorganization Items consisted of the following for the period ended March 31, 2003 and years ended December 31, 2003 and 2002:

                        March 31, 2004     December 31, 2003   December 31, 2002

Professional Fees              $25,000               $80,000             $80,000


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

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 2004 AND DECEMBER 31, 2003 AND 2002

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

         The Company has recorded the excess of the purchase price over the net book value of Bycom as goodwill on consolidation. Bycom is currently inactive.


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

         On April 25, 2002, the sole director of the Company adopted a resolution that resulted in a stock dividend. For stockholders of record on May 5, 2002, the Company will issue 2.5 shares for each shares owned. In lieu of issuing a fractional share certificate, the Company shall round up to a full share. On September 4, 2002 14,000,000 shares were issued for the acquisition of Cavio Corportion. Later in 2003, the Cavio acquisition was cancelled and the 14,000,000 shares were cancelled. In December of 2003 2,670,000 shares were issued to settle debt. This resulted in 27,170,383 shares outstanding as of March 31, 2004.

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

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 2004 AND DECEMBER 31, 2003 AND 2002


         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding for the three months ended March 31, 2004 and March 31, 2003 was 27,170,383, and 38,449,583,
         respectively, for the years ended December 31, 2003 and 2002, 24,499,583 and 23,540,670, respectively, and 8,278,121 since inception. As of March 31, 2004 and December 31, 2003 and 2002 and since inception, the Company had no dilutive potential common shares.


Note 6. Income Taxes

         There is no provision for income taxes for the period ended March 31, 2003, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of March 31, 2004 is as follows:

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

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  MARCH 31, 2004 AND DECEMBER 31, 2003 AND 2002


Note 10.  Other Events/Subsequent Event

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

         Between March 31, 2004 and May 21, 2004, the Company sold and issued for cash or in cancellation of indebtedness, 2,670,000 shares of the Company's Common Stock.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The discussion contained herein contains "forward- looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10QSB. Our actual results could differ materially from those discussed in this report.

Generally.

         The Company currently has no assets or operations. As of the date hereof, the Company can be defined as a "shell" company, whose sole purpose is to locate and consummate a merger or acquisition with another public entity or a private entity.

Plan of Operation.

         The Company intends to seek to acquire assets or shares of an entity actively engaged in business that generates revenues in exchange for its securities. As of the date hereof, the Company has entered into preliminary negotiations to acquire all of the issued and outstanding shares of stock of Ultrabio Technology Limited, Incorporated, a British Virgin Island corporation.

         In connection with the negotiations to acquire all of the issued and outstanding shares of stock of Ultrabio Technological Limited, Incorporated, the Company has been informed that the Securities and Exchange Commission is considering amendments to the Form 8-S and the Form 8-K. The proposed amendments may expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments may prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and may revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity.

Financial Condition.

         The Company's auditor's going concern opinion for prior year ended and the notation in the financial statements indicate that the Company does not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. The Company does not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern.

Liquidity and Operational Results.

         The Company has no current operating history nor any revenues or earnings from pending operations. The Company has limited assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity. Although the Company is in negotiations to acquire all of the issued and outstanding stock of Ultrabio Technology Limited, Incorporated, a British Virgin Island corporation, there is no assurance that the Company will consummate the business combination, and if consummated, that the Company will be profitable.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk.

         The Company has not considered nor conducted any research concerning qualitative and quantitative market risk.

Item 4.  Evaluation of Disclosure on Controls and Procedures.

         Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10QSB (and the financial statements contained in the report), our president has determined that the our current disclosure controls and procedures are effective.

         There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the quarter covered by this report, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         None

Item 2. Changes in Securities.

         None

Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None

Item 5. Other Information.

Board Meeting.

         The Company held one (1) meeting during the quarter, by written consent by the sole director.

Audit Committee.

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

Item 6. Exhibits and Reports on Form 8-K.

         There were no reports on Form 8-K filed during the quarter for which this report is filed. The Company did file a Form 8-K on April 4, 2004 disclosing the preliminary negotiations referred to in Item Part II, Item 2 above. The following exhibits are filed with this report:

                  31.1 Certification of Chief Executive Officer and Chief Financial Officer

                  32.1   Section 906  Certification.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:  May 21, 2004


                          DISCOVERY INVESTMENTS INC.
                          (Registrant)

                          By: /s/ Donald Bell, President and sole Director (Signature and Title)