Form 10QSB
period 2004-06-30
DISCOVERY INVESTMENTS INC
filed 2004-08-20
CIK 1083459

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2004
                                                 ______________


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________________ to __________________



                        Commission file number 000-26175


                           DISCOVERY INVESTMENTS, INC.
        _________________________________________________________________
        (Exact name of small business issuer as specified in its charter)


             NEVADA                                       88-0409151
_______________________________             ____________________________________
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             6767 W. TROPICANA AVE., SUITE 207, LAS VEGAS, NV 89103
             ______________________________________________________
                    (Address of principal executive offices)

                                 (866) 351-5099
                           ___________________________
                           (Issuer's telephone number)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
27,870,383 COMMON SHARES
-------------------------

Transitional Small Business Disclosure Format (Check one): Yes      No [X]


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                           DISCOVERY INVESTMENTS, INC.

                          (A Development Stage Company)

                         CONSOLIDATED FINANCIAL REPORTS

                            JUNE 30, 2004 (UNAUDITED)

                                DECEMBER 31, 2004



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




                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                  JUNE 30, 2004

                                                  June 30, 2004      June 30, 2003           December           December
                                                                                             31, 2003           31, 2002
                                               ASSETS
CURRENT ASSETS
Cash                                                     $3,624                 $0                 $0                 $0
Goodwill                                                     $0                 $0                 $0                 $0
Assets of discontinued operations                            $0                 $0                 $0           $467,621
Total current assets                                     $3,624                 $0                 $0           $467,621

TOTAL ASSETS                                             $3,624                 $0                 $0           $467,621


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft                                               $0                 $0                 $0                $62
Accounts payable                                        $40,863            $54,847            $54,847             $4,847
Officers' advances                                      $44,150            $63,693            $63,693            $63,693
Liabilities of discontinued operations                       $0                 $0                 $0         $2,319,298
Total current liabilities                               $85,013           $118,540           $118,540         $2,387,900

TOTAL LIABILITIES                                       $85,013           $118,540           $118,540         $2,387,900

STOCKHOLDERS' EQUITY
27,870,383 shares at June 30, 2004                     $228,040            $24,500            $24,500            $38,500
Retained Earnings                                     $(309,429)         $(143,040)         $(143,040)       $(1,958,779)
TOTAL STOCKHOLDERS' EQUITY                             $(81,389)         $(118,540)         $(118,540)       $(1,920,279)
Total liabilities and stockholders' equity               $3,624                 $0                 $0           $467,621


See Accompanying Notes to Consolidated Financial Statements.


                                                      DISCOVERY INVESTMENTS, INC.
                                                     (A DEVELOPMENT STAGE COMPANY)
                                                   CONSOLIDATED STATEMENTS OF INCOME
                                                             JUNE 30, 2004

                                                                                                             Sept 10, 1996
                                            Six Months Ended                      Years Ended               (Inception) to
                                       June 30,         June 30,      December 31,        December 31,            June 30,
                                           2004             2003              2003                2002                2004

Revenues                                     $0               $0                $0                  $0                  $0
Cost of revenue                              $0               $0                $0                  $0                  $0
Gross profit                                 $0               $0                $0                  $0                  $0

General, selling and
administrative expenses                $136,389          $50,000           $80,000             $21,266           1,961,627

Net operating income (loss)
                                      $(136,389)        $(50,000)         $(80,000)           $(21,266)        $(1,961,627)

Non operating income
(expense)                                    $0               $0          $(80,000)                 $0           $(284,753)

Net (Loss) before
extraordinary item                    $(136,389)        $(50,000)         $(80,000)           $(21,266)        $(2,246,380)

Reorganization items                         $0               $0                $0                  $0            $(30,858)

Net (Loss) from continuing
operations                            $(136,389)        $(50,000)         $(80,000)           $(21,266)        $(2,277,238)

Extraordinary gain on
prepetition debt
discharge                                    $0               $0                $0                  $0          $1,985,317

                                      $(136,389)        $(50,000)         $(80,000)           $(21,266)           $(29,921)

Gain (Loss) from
discontinued operations                      $0       $2,539,282       $(1,851,739)        $(1,865,677)        $(1,865,677)

Net income (loss)                     $(136,389)      $2,489,282       $(1,771,739)        $(1,886,943)        $(2,157,959)

Net income (loss) per share
basic and diluted (Note 2)              $(0.006)           $0.10            $(0.10)             $(0.08)           $(0.2356)

Average number of
shares of common
stock outstanding                    27,520,382       24,499,583        24,449,583          23,540,679           8,309,752

See Accompanying Notes to Consolidated Financial Statements.



                                                      DISCOVERY INVESTMENTS, INC.
                                                     (A DEVELOPMENT STAGE COMPANY)
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                             JUNE 30, 2004




                                                                                        Additional          Additional
                                                           Common Stock                  Paid-In             Paid-In
                                                     Shares            Amount            Capital             Capital
                                                                                        (Deficit)             Total

Balance, December 31, 2000                            7,350,000           $7,350         $(1,903,643)        $(1,896,293)

Issuance  of  common   stock,   pursuant  to
bankruptcy order, issued November 29, 2001              349,583             $350                $350                  $0
Net Income, December 31, 2001                                                             $1,844,157          $1,844,157
Balance, December 31, 2001                            7,699,583           $7,700            $(59,836)           $(52,136)

Issuance of common stock on  acquisition  of
Bycom Media Inc. on May 5, 2002                      16,800,000          $16,800            $(12,000)             $4,800

Issuance of common stock on acquisition of Cavio
Corporation September 4, 2002.                       14,000,000          $14,000                                 $14,000
Net (Loss) December 31, 2002                                                             $(1,866,943)        $(1,866,943)
Balance, December 31, 2002                           38,499,583          $38,500
Balance, March 31, 2003                              38,499,583          $38,500         $(1,958,779)        $(1,920,179)

Cancellation of shares issued on the Cavio
acquisition                                         (14,000,000)        $(14,000)            $14,000                $100

Issued to settle debt Dec. 31, 2003                   2,670,800         $133,540         $(1,958,779)        $(1,906,179)
Net Income for year ended Dec. 31, 2003                       0                0          $1,771,739          $1,771,739
Balance, March 31, 2004                              27,170,383         $158,040           $(173,040)           $(15,000)
Issued May, 2004                                        700,000          $70,000                  $0                  $0
Balance, June 30, 2004                               27,870,383         $228,040           $(173,040)           $(15,000)


See Accompanying Notes to Consolidated Financial Statements.




                                                      DISCOVERY INVESTMENTS, INC.
                                                     (A DEVELOPMENT STAGE COMPANY)
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             JUNE 30, 2004

                                                    Six Months Ended                Years Ended
                                                  June 30,     June 30,    December 31,    December 31,     September 10,
                                                                                                                1996
                                                                                                           (inception) to
                                                    2004         2003          2003            2002         June 30, 2004
Cash Flows From Operating Activities
Net income (loss)                                  $(136,389)    $(50,000)      $(80,000)       $(21,266)        $(276,889)
Impairment of Intangible Asset                             0            0              0           4,800             4,800
Extraordinary gain on pre-petition debt
discharge                                                  0            0              0               0        (1,985,347)
Professional fees                                          0            0              0               0            65,858
Changes in assets and liabilities
Increase in accounts payable and accrued             (13,624)      50,000         10,153               0           421,913
expenses (pre-petition)
Increase in accounts payable and accrued
expenses (post-petition)                                   0            0              0           2,773             4,909
Increase in officer advances (pre-petition)                0            0         63,693               0            17,576
Increase in officer advances (post-petition)         (49,916)           0              0               0            13,970

Net cash provided by (used in) operating            (199,916)           0       (133,540)               0        1,735,010
activities before reorganization activities

(Decrease) in Cash Resulting from
Reorganization Items:
Pre-petition claims paid pursuant to plan                  0            0              0               0           (19,142)
Professional fees paid                                     0            0              0               0           (65,858)

Net cash (used in) reorganization activities               0            0              0               0                 0

Net cash (used in) operating activities                    0            0              0               0        (1,650,010)

Cash Flows From Investing Activities                 203,540            0              0               0                 0

Cash Flows From Financing Activities
Issuance of common stock                                   0            0        133,540               0            50,010
Proceeds from notes payable                                0            0              0               0         1,600,000

Net cash provided by financing activities            203,540            0              0               0         1,650,010

Net increase (decrease) in cash and cash
equivalents                                            3,916            0              0               0                 0



Cash and cash equivalents, beginning of period             0            0              0               0                 0

Cash and equivalents, end of period                        0            0              0               0                 0


Supplemental Schedule of Non-Cash Investing
and Financing Activities
Discharge of short term notes payable                      0            0              0               0                 0
Discharge of long term notes payable                       0            0                              0
Issuance of shares on acquisition of Bycom                 0        4,800          4,800               0             4,800
Media


See Accompanying Notes to Consolidated Financial Statements.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2004 AND DECEMBER 31, 2003 AND 2002

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

         CASH
         For the Consolidated Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2003 and December 31, 2002 and 2001.

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

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2004 AND DECEMBER 31, 2003 AND 2002

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

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2004 AND DECEMBER 31, 2003 AND 2002




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


NOTE 3. REORGANIZATION ITEMS

         Reorganization Items consisted of the following for the period ended June 30, 2004 and years ended December 31, 2003 and 2002:

                      June 30, 2004     December 31, 2003    December 31, 2002

Professional Fees           $35,000              $80,000               $80,000

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

         Bycom was engaged in multimedia applications for internet-based businesses. Utilizing business search tools and databases, Bycom intended to be able to locate and access global business information. Bycom intended to use its technology in order to enter into various business combinations with entities that offer products or services that are susceptible to internet marketing. As an alternative, Bycom was also to sell, for a fee, this information and was to act as an "out-source provider" of information. Bycom is current inactive.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2004 AND DECEMBER 31, 2003 AND 2002

         The Company has recorded the excess of the purchase price over the net book value of Bycom as goodwill on consolidation.

NOTE 5. STOCKHOLDERS' EQUITY

         COMMON STOCK

         The authorized common stock of the Company consists of 100,000,000 shares with par value of $0.001.

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

         On April 25, 2002, the sole director of the Company adopted a resolution that resulted in a stock dividend. For stockholders of record on May 5, 2002, the Company issued 2.5 shares for each share owned. In lieu of issuing a fractional share certificate, the Company rounded up to a full share. On September 4, 2002, 14,000,000 shares were issued for the acquisition of Cavio Corportion. In the second quarter of 2003 the Company unwound the transaction and cancelled the 14,000,000 shares. This resulted in approximately 24,499,600 shares outstanding as of June 30, 2003.

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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding for the six months ended June 30, 2004 and 2003 was 27,520,382, and 24,499,583, respectively, for the years ended  December  31, 2003 and 2002,  24,499,583  and  23,540,670,
         respectively, and 8,309,752 since inception. As of June 30, 2004 and December 31, 2003 and 2002 and since inception, the Company had no dilutive potential common shares.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 2004 AND DECEMBER 31, 2003 AND 2002

NOTE 6. INCOME TAXES

         There is no provision for income taxes for the period ended June 30, 2004, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of June 30, 2004 is as follows:

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10QSB. Our actual results could differ materially from those discussed in this report.

Generally.

         The Company currently has no assets or operations. As of the date hereof, the Company can be defined as a "shell" company, whose sole purpose is to locate and consummate a merger or acquisition with another public entity or a private entity.

Plan of Operation.

         The Company intends to seek to acquire assets or shares of an entity actively engaged in business that generates revenues in exchange for its securities. Prior to the date hereof, the Company had entered into preliminary negotiations to acquire all of the issued and outstanding shares of stock of Ultrabio Technological Limited, Incorporated, a British Virgin Island corporation. As of the date hereof, said negotiations have terminated. The Company is currently engaged in negotiations with the Evergreen Asset Group, a British Virgin Island corporation, a company under formation which will be the successor to various China business entities ("Evergreen") that are engaged in the business of designing, construction and operation of waste water treatment plants in China. The Company has been informed that Evergreen receives revenues from Chinese municipal authorities based upon a per gallon price for water treated and released.

         In connection with the negotiations to acquire all of the issued and outstanding shares of stock of Evergreen, the Company has been informed that the Securities and Exchange Commission is considering amendments to the Form 8-S and the Form 8-K. The proposed amendments may expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments may prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and may revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity.

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

Liquidity and Operational Results.

         The Company has no current operating history nor any revenues or earnings from pending operations. The Company has limited assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity. Although the Company is in negotiations to acquire all of the issued and outstanding stock of Evergreen Asset Group, there is no assurance that the Company will consummate the business combination, and if consummated, that the Company will be profitable.

         The Company is dependent upon its sole officer to meet any de minimis costs that it may incur. Donald Bell, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that he is an officer and director of the Company when the obligation is incurred.

         Since the Company had no operating history nor any revenues or earnings from operations as of June 30, 2004 and currently has limited assets or financial resources, the Company will in all likelihood continue to sustain operating expenses without corresponding revenues. This may result in the Company incurring a net operating loss which will increase continuously until the Company can implement its business plan. The Company is actively pursuing business opportunities.

Accounting for Good Will and Other Intangible Assets.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified an recognized apart form goodwill. SGAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairments recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to the Evergreen transaction referred to in the Plan of Operation above.

         The Company has been informed that the proposed transaction with Evergreen will be accounted for as a reverse acquisition with the Company being the surviving registrant. As a result, Evergreen's shareholders will exercise control over the Company. The transaction will be deemed to be a capital transaction where the Company and Bycom are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, Evergreen will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity. At the time of the business combination, the transaction between Bycom and the Company may require restatement to reflect the application of SFAS No. 141 and SFAS No. 142.

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

         None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5. OTHER INFORMATION.

         (a) Board Meeting

         The board held three meetings during the quarter ended June 30, 2004.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         The Company filed a Form 8-K on April 4, 2004 disclosing the preliminary negotiations and the press release referring to the now terminated proposed transaction with Ultrbio Technological Limited, Incorporated.

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

Date: August 20, 2004