Form 10QSB
period 2004-09-30
DISCOVERY INVESTMENTS INC
filed 2004-11-22
CIK 1083459

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-QSB

                            ------------------------


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
                               -------------------

                                      -OR-

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________.

                        Commission file number 000-26175
                                               ---------

                           DISCOVERY INVESTMENTS INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

            NEVADA                                      88-0409151
            ------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  5/F, GUOWEI BUILDING, 73 XIANLIE MIDDLE ROAD
              GUANGZHOU, GUANGDONG, THE PEOPLE'S REPUBLIC OF CHINA
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 86-20-8432-7909
                                 ---------------
                           (Issuer's telephone number)

             6767 W. TROPICANA AVE., SUITE 207, LAS VEGAS, NV 89103
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes[X] No [ ]


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]


The number of shares of common stock outstanding as of November 19, 2004 is 99,999,997.


Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                           DISCOVERY INVESTMENTS, INC.
                                      INDEX


                                                                     PAGE NUMBER
                                                                     -----------
PART I.  FINANCIAL INFORMATION                                             3

Item 1.  Financial Statements                                              3

         Consolidated Balance Sheet as of September 30, 2004 (unaudited)   3

         Consolidated Statements of Income for the three months and nine months ended September 30, 2004 and 2003 and from September 10,
         1996 (inception) through September 30, 2004 (unaudited)           4

         Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003, and from September 10, 1996
         (inception) through September 30, 2004 (unaudited)                5

         Notes to Consolidated Financial Statements (unaudited)            6

Item 2.  Management's Discussion and Analysis or Plan of Operation        12

Item 3.  Controls and Procedures                                          14

PART II. OTHER INFORMATION                                                15

Item 6.  Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                16

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                Sept. 30, 2004     Dec. 31, 2003
                                                --------------     -------------
ASSETS
CURRENT ASSETS
Cash                                                 $       0        $       0
Goodwill                                             $       0        $       0
Assets of discontinued operations                    $       0        $       0
Total current assets                                 $       0        $       0
                                                     ----------       ----------
TOTAL ASSETS                                         $       0        $       0
                                                     ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft                                       $       0        $       0
Accounts payable                                     $       0        $  54,847
Officers' advances                                   $  49,050        $  63,693
Liabilities of discontinued operations               $       0        $       0
                                                     ----------       ----------
Total current liabilities                            $  49,050        $ 118,540
                                                     ----------       ----------

TOTAL LIABILITIES                                    $  49,050        $ 118,540
                                                     ----------       ----------

STOCKHOLDERS' EQUITY
*30,259,007 shares at September 30, 2004             $ 228,040        $  24,500
Retained Earnings                                    $(277,090)       $(143,040)

TOTAL STOCKHOLDERS' EQUITY                           $ (49,050)       $(118,540)
                                                     ----------       ----------
Total liabilities and stockholders' equity           $       0        $       0
                                                     ==========       ==========


See Accompanying Notes to Consolidated Financial Statements.


                                          DISCOVERY INVESTMENTS, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF INCOME
                                              SEPTEMBER 30, 2004
                                                  (UNAUDITED)

                                                                                                  Sept 10, 1996
                                      Three Months Ended                Nine Months Ended         (Inception) to
                                   Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,        Sept. 30,
                                     2004            2003            2004            2003             2004
                                 -------------   -------------   -------------   -------------   -------------
Revenues                         $          0    $          0    $          0    $          0    $          0
Cost of revenue                  $          0    $          0    $          0    $          0    $          0
                                 -------------   -------------   -------------   -------------   -------------
Gross profit                     $          0    $          0    $          0    $          0    $          0

General, selling and
administrative expenses          $      8,524    $     15,000    $    144,913    $     65,000       1,970,151
                                 -------------   -------------   -------------   -------------   -------------

Net operating income (loss)      $     (8,524)   $    (15,000)   $   (144,913)   $    (65,000)   $ (1,970,151)
                                 -------------   -------------   -------------   -------------   -------------
Non operating income (expense)   $     (8,524)   $    (15,000)   $          0    $          0    $   (284,753)

Net (Loss) before
extraordinary item               $     (8,524)   $    (15,000)   $   (144,913)   $    (65,000)   $ (2,254,904)
                                 -------------   -------------   -------------   -------------   -------------

Reorganization items             $          0    $          0    $          0    $          0    $    (30,858)

Net (Loss) from continuing
operations                       $          0    $    (15,000)   $   (144,913)   $    (65,000)   $ (2,285,762)
                                 -------------   -------------   -------------   -------------   -------------

Extraordinary gain on
pre-petition debt discharge      $          0    $          0    $   (144,913)   $    (65,000)   $   (300,445)
                                 -------------   -------------   -------------   -------------   -------------

Gain (Loss) from
discontinued operations          $          0    $          0    $          0    $  2,539,282    $ (1,865,677)
                                 -------------   -------------   -------------   -------------   -------------

Net income (loss)                $     (8,524)   $    (15,000)   $   (144,913)   $  2,474,282    $ (2,166,122)
                                 -------------   -------------   -------------   -------------   -------------

Net income (loss) per share
basic and diluted (Note 2)       $          0    $          0    $     (0.006)   $       0.10    $    (0.2356)
                                 =============   =============   =============   =============   =============
Average number of
shares of common
stock outstanding                  30,259,007      26,888,207      25,503,966      24,499,583       8,916,401
                                 =============   =============   =============   =============   =============


See Accompanying Notes to Consolidated Financial Statements.


                                               DISCOVERY INVESTMENTS, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   SEPTEMBER 30, 2004
                                                       (UNAUDITED)

                                                                Nine Months Ended
                                                                                          September 10, 1996
                                                                                             (inception) to
                                                         Sept. 30, 2004    Sept. 30, 2003    Sept. 30, 2004
Cash Flows From Operating Activities
Net income (loss)                                         $  (144,913)      $   (65,000)      $  (276,889)
Impairment of Intangible Asset                                      0                 0             4,800

Extraordinary gain on pre-petition debt discharge                   0                 0        (1,985,347)
Professional fees                                                   0                 0            65,858
Changes in assets and liabilities
Increase in accounts payable and accrued expenses
(pre-petition)                                                (54,847)           35,000           421,913
Increase in accounts payable and accrued expenses
(post-petition)                                                     0                 0             4,909
Increase in officer advances (pre-petition)                         0            30,000            17,576
Increase in officer advances (post-petition)                  (49,050)                0            13,970
                                                          ------------      ------------      ------------
Net cash provided by (used in) operating activities
before reorganization activities                             (248,810)                0         1,735,010
                                                          ------------      ------------      ------------

(Decrease) in Cash Resulting from Reorganization
Items:
Pre-petition claims paid pursuant to plan                           0                 0           (19,142)
Professional fees paid                                              0                 0           (65,858)
                                                          ------------      ------------      ------------
Net cash (used in) reorganization activities                        0                 0                 0
                                                          ------------      ------------      ------------
Net cash (used in) operating activities                             0                 0        (1,650,010)

Cash Flows From Investing Activities                          248,810                 0                 0

Cash Flows From Financing Activities
Issuance of common stock                                            0                 0            50,010
Proceeds from notes payable                                         0                 0         1,600,000
                                                          ------------      ------------      ------------
Net cash provided by financing activities                     248,810                 0         1,650,010
                                                          ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents                0                 0                 0

Cash and cash equivalents, beginning of period                      0                 0                 0

Cash and equivalents, end of period                                 0                 0                 0

Supplemental Schedule of Non-Cash Investing and
Financing Activities
Discharge of short term notes payable                               0                 0                 0
Discharge of long term notes payable                                0                 0
Issuance of shares on acquisition of Bycom Media                4,800             4,800             4,800
Issuance of shares on acquisition of Bycom Media                    0            14,000                 0

See Accompanying Notes to Consolidated Financial Statements.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                  (UNDAUDITED)


NOTE 1. NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Nature of business:
         -------------------
         Discovery Investments, Inc. ("Company") was organized September 10, 1996 under the laws of the State of Nevada. As of September 30,2004, the Company had no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," was considered a development stage company.

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

         A summary of the Company's significant accounting policies is as
         ----------------------------------------------------------------
         follows:
         --------

         Basis of Presentation
         ---------------------
         The Company implemented guidance provided by the American Institute of Certified Public Accountants Statement of Position 90-7 "Financial Reporting By Entities in Reorganization Under the Bankruptcy Code" ("AICPA SOP 90-7") as of September 30, 2001. Accordingly, the Company's financial statements for the periods prior to September 30, 2001 are not comparable to financial statements presented on or subsequent to September 30, 2001. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Bycom Media Inc., as of September 30, 2004.

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

         Cash
         ----
         For the Consolidated Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2004.

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

         Reporting on costs for start-up activities
         ------------------------------------------
         Statement of Position 98-5 ("SOP 98-5), "REPORTING ON THE COSTS OF START-UP ACTIVITIES" which provides guidance on the financial reporting of start-up and organization costs, requires most costs of start-up activities and organization costs to be expensed as incurred. With the adoption of SOP 98-5, there has been little to no effect on the Company's consolidated financial statements.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                  (UNDAUDITED)


         Year end
         --------

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

         The discharge of debt was reflected in the December 31, 2001 financial statements. The Company's post-reorganization balance sheet as of September 24, 2001 became the opening balance sheet for the reorganized Company, as reflected in the following table:

                                               Adjustments to Record the Plan or Reorganization
                                               Balance Sheet    Debt Discharge     Balance Sheet
                                               -------------    --------------     -------------
ASSETS                                          $         0       $         0       $         0

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                $    19,182       $    30,858       $    50,000

Liabilities Subject to Compromise
Short term notes payable                        $   100,000       $  (100,000)      $         0
Accounts payable                                     82,160           (82,160)                0
Interest payable                                    284,753          (284,753)                0
Officer's advances                                   17,576           (17,576)                0
Notes payable                                     1,500,000        (1,500,000)                0
Total Liabilities Subject to Compromise         $ 1,984,489       $(1,984,489)      $         0
Total Liabilities                               $ 2,003,671       $(1,953,631)      $   (50,000)

Stockholders' Equity
Common stock                                    $     2,100       $         0       $     2,100
Accumulated Deficit                              (2,005,771)       (1,953,631)          (52,100)
Total Stockholders' Equity                      $(2,003,671)      $(1,953,631)      $   (50,000)

Total Liabilities and Stockholders' Equity      $         0       $         0       $         0

The following proforma statements of operations reflect the results of operations as if the reorganization had been effective December 31, 2000.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                  (UNDAUDITED)

                         PRO FORMA STATEMENTS OF INCOME

                                                            For the Year Ended December 31, 2001
                                                      As Reported       Adjustments           Proforma
                                                      -----------       -----------           --------
Revenues                                              $         0       $         0          $         0
Cost of revenue                                                 0                 0                    0
Gross profit                                          $         0       $         0          $         0
General, selling and administrative expenses               11,579                 0               11,579
Operating Loss                                        $   (11,579)      $         0          $   (11,579)
Non-operating income (expense)
Interest expense                                          (98,753)                0              (98,753)

(Loss) before reorganization items and
extraordinary item                                    $  (110,332)      $         0          $  (110,332)
Reorganization items (Note 2)                             (30,858)           30,858(1)                 0

(Loss) before extraordinary item                      $  (141,190)      $    30,858          $  (110,332)
Extraordinary gain on pre-petition debt
discharge (Note 2)                                    $ 1,985,347       $(1,985,347)(2)      $         0
Net income (loss)                                     $ 1,844,157       $(1,954,489)         $  (110,332)

Net (loss) per share, Basic and diluted (Note 2)      $     (0.87)      $     (0.93)         $     (0.05)

(1) Elimination of effect of reorganization items
(2) Elimination of the gain on pre-petition debt discharge.


NOTE 3. REORGANIZATION ITEMS

         Reorganization Items consisted of the following for the period ended September 30, 2004 and years ended December 31, 2003 and 2002:

                       September 30, 2004      December 31, 2003      December 31, 2002
                       ------------------      -----------------      -----------------
Professional Fees                 $35,000                $80,000                $80,000


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

         Bycom was engaged in multimedia applications for internet-based businesses. Bycom has since discontinued all operations.

         The Company recorded the excess of the purchase price over the net book value of Bycom as goodwill on consolidation.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                  (UNDAUDITED)


NOTE 5. STOCKHOLDERS' EQUITY

         Common stock
         ------------

         The authorized common stock of the Company consists of 100,000,000 shares with par value of $0.001. As of September 30, 2004, there were 30,259,007 shares of common stock issued and outstanding.

         As of January 1, 1999 the authorized common stock of the Company consisted of 25,000 shares. On March 15, 1999, the State of Nevada approved the Company's amended Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001 per share. Also, on March 15, 1999, the Company's shareholders approved a forward split of its common stock at one hundred shares for one share of the existing shares. The number of common stock shares outstanding increased from 21,000 to 2,100,000. Prior period information has been restated to reflect the stock split. As part of the reorganization explained in
         Note 2, the Company issued 99,881 shares of stock to the Class One impaired creditors on November 29, 2001.

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

         The Company currently does not have any authorized preferred stock, but see Note 10 regarding the Company's plans to amend its articles of incorporation.

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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding for the nine months ended September 30, 2004 and 2003 was 25,503,966, and 24,499,583,
         respectively, for the years ended December 31, 2003 and 2002, 24,499,583 and 23,540,670, respectively, and 8,916,401 since inception. As of September 30, 2004 and December 31, 2003 and 2002 and since inception, the Company had no dilutive potential common shares.

NOTE 6. INCOME TAXES

         There is no provision for income taxes for the period ended June 30, 2004, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of September 30, 2004 is as follows:

Net operating loss carry forward                                       $ 3,634
Valuation allowance                                                    $(3,634)
Net deferred tax asset                                                 $     0

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                  (UNDAUDITED)

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

NOTE 10. SUBSEQUENT EVENTS

         On October 15, 2004, Evergreen Asset Group Limited, an International Business Company organized to do business under the laws of the British Virgin Islands ("Evergreen"), completed the closing of a reverse acquisition of the Company pursuant to which the Company acquired all of the outstanding shares of Evergreen capital stock in exchange for a controlling interest in the Company (the "Reorganization"). Pursuant to the Securities Purchase Agreement and Plan of Reorganization dated September 9, 2004, as amended by that certain Amendment No.1 to Securities Purchase Agreement and Plan of Reorganization dated October 8, 2004, by and among the Company, Evergreen and the shareholders of Evergreen (the "Purchase Agreement"), the Company issued an aggregate of 83,500,000 shares of its common stock (representing 83.5% of the Company's capital stock outstanding) in exchange for all of the issued and outstanding shares of Evergreen capital stock transferred to the Company by each Evergreen shareholder at the closing. In addition, certain stockholders agreed to cancel 13,759,010 shares of common stock of the Company held by them. As a result of the Reorganization, Evergreen became a wholly-owned subsidiary of the Company.

                           DISCOVERY INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                  (UNDAUDITED)


         On November 12, 2004, the Company filed a preliminary information statement with the SEC in connection with resolutions by adopted by the board of directors of the Company approving: (a) an amendment to the Company's articles of incorporation to: (i) change the Company's name to "China Evergreen Environmental Corporation"; (ii) increase the authorized number of shares of common stock to 200,000,000; (iii) authorize 50,000,000 shares of preferred stock, whereby the board of directors of the Company will be authorized to establish, from the authorized shares of preferred stock, one or more classes or series of shares, to designate each such class and series, and to fix the rights and preferences of each such class and series; (iv) delete from the Company's articles of incorporation the first paragraph of former
         Article XIX regarding indemnification of directors and officers, and
         (v) update the address for the Company's agent for service of process in Nevada and remove provisions not otherwise required to be located in our articles of incorporation under Nevada law; and (b) amendments to the Company's bylaws to: (i) change Section 3 of Article II regarding the number of authorized directors; and (ii) delete a portion of
         Section 2 of Article VIII regarding the board of director's authority to change the authorized number of directors.

         Pursuant to regulations promulgated under the Securities Exchange Act of 1934, as amended, the amended and restated articles of incorporation and the amendments to the bylaws may not be effected until at least 20 calendar days after the information statement is sent or given to the Company's stockholders. The Company anticipates that the amended and restated articles of incorporation will become effective on or after December 13, 2004 upon filing with the Nevada Secretary of State. The Company anticipates that the amendments to the Company's bylaws will become effective on December 13, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

         The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10QSB. The Company's actual results could differ materially from those discussed in this report.

OVERVIEW

         As of September 30, 2004, the Company had no assets or operations and could be defined as a "shell" company whose sole purpose was to locate and consummate a merger or acquisition with another public entity or a private entity.

         On October 15, 2004, Evergreen Asset Group Limited, an International Business Company organized to do business under the laws of the British Virgin Islands, completed the closing of a reverse acquisition of the Company pursuant to which the Company acquired all of the outstanding shares of Evergreen capital stock in exchange for a controlling interest in the Company. Pursuant to the Securities Purchase Agreement and Plan of Reorganization dated September 9, 2004, as amended by that certain Amendment No.1 to Securities Purchase Agreement and Plan of Reorganization dated October 8, 2004, by and among the Company, Evergreen and the shareholders of Evergreen, the Company issued an aggregate of 83,500,000 shares of its common stock (representing 83.5% of the Company's capital stock outstanding) in exchange for all of the issued and outstanding shares of Evergreen capital stock transferred to the Company by the Evergreen shareholders at the closing. In addition, certain stockholders agreed to cancel 13,759,010 shares of common stock held by them. As a result of the Reorganization, Evergreen became a wholly-owned subsidiary of the Company.

         On November 12, 2004, the Company filed a preliminary information statement with the SEC in connection with resolutions by adopted by the new board of directors of the Company approving: (a) an amendment to the Company's articles of incorporation to: (i) change the Company's name to "China Evergreen Environmental Corporation"; (ii) increase the authorized number of shares of common stock to 200,000,000; (iii) authorize 50,000,000 shares of preferred stock, whereby the board of directors of the Company will be authorized to establish, from the authorized shares of preferred stock, one or more classes or series of shares, to designate each such class and series, and to fix the rights and preferences of each such class and series; (iv) delete from the Company's articles of incorporation the first paragraph of former
         Article XIX regarding indemnification of directors and officers, and
         (v) update the address for the Company's agent for service of process in Nevada and remove provisions not otherwise required to be located in our articles of incorporation under Nevada law; and (b) amendments to the Company's bylaws to: (i) change Section 3 of Article II regarding the number of authorized directors; and (ii) delete a portion of
         Section 2 of Article VIII regarding the board of director's authority to change the authorized number of directors.

         Pursuant to regulations promulgated under the Securities Exchange Act of 1934, as amended, the amended and restated articles of incorporation and the amendments to the bylaws may not be effected until at least 20 calendar days after the information statement is sent or given to the Company's stockholders. The Company anticipates that the amended and restated articles of incorporation will become effective on or after December 13, 2004 upon filing with the Nevada Secretary of State. The Company anticipates that the amendments to the Company's bylaws will become effective on December 13, 2004.

PLAN OF OPERATION

         As discussed above, Evergreen became a subsidiary of the Company in connection with the reverse acquisition. Evergreen was established in May 2004 as an investment holding company for waste water treatment businesses in the People's Republic of China. Evergreen, through its four majority-owned subsidiaries, Guangdong Xinxinmei Environmental Protection Co., Limited, Beijing Haotai Shiyuan Water Purification Co. Limited, Shangdong Haiyang Shenshi Environmental Protection Co. Limited and Xianyang Beicheng Water Purification Co. Limited, provides waste water turn-key engineering, equipment and chemical trading. In addition, Evergreen has invested in, manages and operates five water treatment facilities through a "BOT arrangement" (Build, Operate and Transfer) with the PRC government.

         Prior to the reverse acquisition described above, Evergreen raised $4.2 million from sale of a waste water facility. The proceeds from this sale are expected to provide for the working capital needs of the Company.

         Evergreen maintains an investment program in research and development to improve existing technology and develop new technology that apply to its operations in the waste water treatment business. The Company anticipates continuing its commitment to this research and development investment in the near future.

         The Company also remains alert to opportunities to profitably divest rather than continue to operate BOT facilities. Divestiture of BOT facilities is an important element of the Company's financing strategy and provides opportunities for returns on investments.

         The Company has no plan to change the number of employees during the next 12 months. The Company expects to continue to grow by establishing research and development alliances with a number of research institutions in the People's Republic of China to jointly develop new waste water technologies. The Company also plans to subcontract field work to third party contractors.

ACCOUNTING FOR GOOD WILL AND OTHER INTANGIBLE ASSETS.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified an recognized apart form goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No. 142 require the completion of an annual impairment test with any impairments recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to the reverse acquisition of the Company by Evergreen discussed above.

         The Company has been informed that the transaction with Evergreen will be accounted for as a reverse acquisition with the Company being the surviving registrant. As a result, Evergreen's shareholders will exercise control over the Company. The transaction will be deemed to be a capital transaction where the Company and Bycom are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, Evergreen will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity. At the time of the business combination, the transaction between Bycom and the Company may require restatement to reflect the application of SFAS No. 141 and SFAS No. 142.

OFF-BALANCE SHEET ARRANGEMENTS

         The Company does not have any off-balance sheet arrangements.

ITEM 3.  CONTROLS AND PROCEDURES

         As discussed above, the management of Evergreen replaced the management of the Company in connection the closing of the reverse acquisition on October 15, 2004. As required by SEC rules, the Company's new management has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out with the assistance of previous management of the Company. Based on this evaluation, the new principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in the Company's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

    REGULATION
    S-B NUMBER                           EXHIBIT

         10.1 Securities Purchase Agreement and Plan of Reorganization dated September 9, 2004, by and between Discovery Investments, Inc., Evergreen Asset Group Limited and the shareholders of Evergreen Asset Group Limited (incorporated by reference to
                  Exhibit 2.1 to Form 8-K filed on October 21, 2004).

         10.2 Amendment No. 1 to Securities Purchase Agreement and Plan of Reorganization dated October 8, 2004, by and between Discovery Investments, Inc., Evergreen Asset Group Limited and the shareholders of Evergreen Asset Group Limited (incorporated by reference to Exhibit 2.1 to Form 8-K filed on October 21,
                  2004).

         31.1 Rule 13a-14(a) Certification of Chief Executive Officer dated November 22, 2004

         31.2 Rule 13a-14(a) Certification of Chief Financial Officer and Chief Accounting Officer dated November 22, 2004

         32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, dated November 22, 2004.


(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DISCOVERY INVESTMENTS, INC.




November 22, 2004                              By:      /s/ Chong Liang Pu
                                                  ------------------------------
                                                        Chong Liang Pu
                                                        Chief Executive Officer



                                               By:      /S/ Ren Cai Ding
                                                  ------------------------------
                                                        Ren Cai Ding
                                                        Chief Financial Officer