Form 10KSB
period 2004-12-31
China Evergreen Environmental CORP
filed 2005-04-15
CIK 1083459

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 000-26175


                       CHINA EVERGREEN ENVIRONMENTAL CORP.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


Nevada                                              88-0409151
----------------------------------                  ----------------------------
(STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)


Floor 5, Guowei Building
73 Xianlie Middle Road
Guangzhou, Guangdong, China                         510095
----------------------------------                  ----------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE (86-20) 87327909

SECURITIES TO BE REGISTERED UNDER SECTION 12(b) OF THE ACT:



     TITLE OF EACH CLASS
     TO BE SO REGISTERED                          NAME OF EACH EXCHANGE ON WHICH
                                                  EACH CLASS IS TO BE REGISTERED

              None                                              N/A
----------------------------------                ------------------------------

SECURITIES TO BE REGISTERED UNDER SECTION 12(g) OF THE ACT:

                          Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year were: $9,366,513.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of April 14, 2005 was approximately $9,542,399.

The number of shares of the common stock outstanding as of April 14, 2005 was 99,999,997.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development
--------------------

         Our company was organized as a Nevada corporation on September 10, 1996 under the name Discovery Investments, Inc., and was previously engaged in the business of seeking, investigating and, if such investigation warranted, acquiring an interest in a business opportunity. During the two years prior to the transaction described below, we had no operations or employees and owned no real estate.

         On October 15, 2004, we were the subject of a reverse acquisition by Evergreen Asset Group Limited, an International Business Company organized under the laws of the British Virgin Islands ("Evergreen"), pursuant to which we have acquired 100% of the outstanding shares of Evergreen capital stock in exchange for a controlling interest in our common stock. Pursuant to a securities purchase agreement dated September 9, 2004, as amended, we issued 83,500,000 shares of our common stock (representing 83.5% of our outstanding capital stock) in exchange for all of the issued and outstanding shares of Evergreen capital stock transferred to us by the Evergreen shareholders at the closing. At the close of the reverse acquisition, all of our pre-closing officers and directors resigned and our current officers and directors were appointed to serve in their present capacities. Following the close of the reverse acquisition, we changed our corporate name from Discovery Investments, Inc. to China Evergreen Environmental Corp. ("CEEC", "we", "us" or the "Company").

General
-------

         As a result of the transactions described above, Evergreen became our wholly owned subsidiary. Evergreen, through its three majority owned subsidiaries, Guangdong Xinxinmei Environmental Protection Co. ("XXM"), Beijing Haotai Shiyuan Water Purification Co. Limited ("BJHT) and Shangdong Haiyang Shenshi Environmental Protection Co. Limited ("HY"), provides waste water turn-key engineering, equipment and chemical trading. Evergreen currently holds 90% of XXM. XXM provides turnkey waste water treatment engineering design and contracting. XXM also holds 90% and 35% respectively in the equity interest of the following two water treatment facilities operated through build, operate and transfer (BOT) arrangements with the PRC government: (i) Tianjin Shisheng Water Treatment Co., Limited ("TJSH"), which commissioned water treatment in November 2003 and has a daily treatment capacity of approximately 10,000 cubic meter and;
(ii) Xinle Shengmei Water Purification Co. Limited ("XL"), which also commissioned water treatment in November 2003 and has a daily treatment capacity of 40,000 cubic meter. XXM is retained as the managers to manage both TJSH and XL. The fees from XL and TJSH did not represent a material portion of our revenue during 2004.

         Evergreen currently holds 90% of HY, which is a BOT water treatment facility project with planned capacity of 20,000 cubic meter per day. The Company began constructing this project in April of 2004 and is expecting the completion of project and commission of water treatment by June of 2005. The Company holds 90% of BJHT, which is a BOT water treatment facility project with planned capacity of 20,000 cubic meter per day. The Company has begun construction of this project since July 2004 and is expecting the completion of project and commission of water treatment by September of 2005. The fees from BJHT and HY will strengthen our net sales resource steadily in the future.

         In April 2005, we conducted the private placement sale of 20 units, at $25,000 per unit, for the gross proceeds of $500,000. Each unit consisted of (a) one 12% convertible debenture in the original principal amount of $25,000, convertible into shares of our common stock at the rate of the lesser of (i) $0.20 per share or (ii) a 10% discount to the price per share of common stock (or conversion price per share of common stock) of the next private placement conducted by us prior to any conversion of the debenture, and (b) 125,000 detachable warrants to purchase one share each of our common stock at an exercise price of $0.20 per share, expiring ten years from their date of issuance. The debentures are due and payable August 1, 2005. We granted the investors limited registration rights for the common shares underlying their debentures and warrants. Westminster Securities Corporation act as placement agent on our behalf.

         Our executive offices are located at Floor 5, Guowei Building, 73 Xianlie Middle Road, Guangzhou, Guangdong, China; telephone number (86-20) 87327909.

Business of the Issuer
----------------------

GENERAL

         The Company, through its majority owned subsidiaries provides waste water turn-key engineering, equipment and chemical trading as well as invests, manages and operates its water treatment facilities through BOT arrangements in the People's Republic of China (the "PRC"). The Company focuses on developing as well as applying innovative bio-chemical treatment technology and process for waste water treatment. The Company has successfully developed and patented its own proprietary waste water treatment technology namely, MHA Biological Treatment Process Technology ("MHA") and GM Bio-Carrier ("GMB"). The Company has successfully improved the efficiency and effectiveness of waste water treatment process by incorporating MHA and GMB in the design of waste water treatment facilities. The result of these applications enables CEEC to successfully secure new turnkey engineering and contracting projects as well as awarded BOT waste water projects in China by reducing the initial investment cost of waste water treatment facility as well as the on-going operating cost. We believe we are one of the leading suppliers in applying biotechnological process in the waste water treatment technology in PRC.

         Our customers include municipal governments, food process and beverage companies and industrial companies in the PRC. As of end of 2004, the Company has designed and constructed 13 facilities of waste water treatment projects for our clients across China and is operating six facilities for municipal waste water treatment. In 2003, the Company was commissioned to design, engineering and contracting Xian Yan Dongjiao Waste water treatment project by BOT arrangement with daily treatment capacity of 200,000 cubic meter. This project was, at the time, the largest waste water treatment project in the PRC. In 2004, the Company has successfully won the right of BOT waste water treatment project, namely, Beijing Haotai Shi Yuan Water Purifying Company Limited ("BJHT") in Beijing, PRC by an internationally tender process and this project is currently working-in-process.

         Because of these achievements, the Company is awarded as "Key Enterprise in Environmental Industry in PRC" by General Bureau of Environmental Protection of China and is viewed as "High-Tech Enterprise" by Bureau of Science and Technology of Guangzhou, PRC.

INDUSTRY BACKGROUND

         WASTE WATER TREATMENT MARKETS IN THE PRC. The waste water treatment business is in a developmental stage in China. Following decades of rapid industrialization and urbanization resulting from Chinas' breakneck economic expansion, demands for urban and industrial waste water treatment are immense. In 2002, total volume of municipal and industrial waste water produced reached 23 billion and 26 billion tons per year, respectively, of which only approximately 25% was treated in some form. The government, which views environmental issues as a policy priority, has targeted a 90% treatment ratio by 2010. This targeted growth, combined with a policy of privatizing all existing government facilities, is resulting in extraordinary high levels of expansion in an industry that did not effectively exist until the 1980s.

         In order to promote investment in the waste water treatment industry, the central government has created incentives such as tax relief and higher throughput fees which can improve the profitability of certain municipal projects.

         FRESH WATER MARKETS. Before 2003, the facilities for fresh water supply in PRC were owned and operated by the agencies of local governments. As industrial, economic and population growth and chronological pollution, fresh water supply in China are in a serious shortage. Similar to the waste water treatment industry, the PRC government has opened up the fresh water supply business to private sector and international operators. As such international consortium such as Vivandi and Suez Water have established joint venture to invest in fresh water supply facilities by acquisitions of privatization projects as well as constructing new projects.

COMPETITION

         Many of our competitors have significantly greater brand recognition, customer bases, operating histories and financial and other resources. In addition, many companies have expanded the size of their operations by acquiring other complimentary companies to form advantageous strategic alliances. While many of our competitors may offer similar but less cost effective services than ourselves, these competitors may have greater financial resources and hence be able to secure contracts with reduced operating margins but more competitive pricing.

         The wastewater and potable water treatment industry is increasingly competitive with competitors using various technologies. We expect competition to intensify in the future. Although the Company has some advantages such as proprietary technologies and the market itself is growing rapidly, there can be no assurance that the Company can keep pace with the intense competition in this market.

CUSTOMER, SALES AND MARKETING

         Many of our principal customers are local governments, food process and beverage companies and industrial companies that use our technologies to treat the waste water.

         Our largest customers have historically accounted for a significant percentage of our net sales. Net sales to our largest customer accounted for approximately 97% of our net sales in 2004.

         We market and sell our products through our direct sales force and independent sales representatives throughout the PRC. Our sales and marketing force is responsible for evaluating the marketplace, generating leads and creating sales programs. We use a "Project-Company" strategy for each BOT project, establishing a company in the location of the project, responsible for construction and operation of the project. Through establishing a good relationship with the local government, the Project-Company markets its business in the location. Our on-site direct service organization provides ongoing services to customers using our products.

         In order to compete effectively, we focus on projects of a scale between 50,000 tonnes and 200,000 tons of waste water per day, where we can achieve a balance between economies of scale arising from our technology and our available capital base.

RESEARCH AND DEVELOPMENT

         Our research and development efforts are directed toward enhancing our existing technology and products and developing our next generation of technology. The Company is developing technology with universities and research institutions in Guangdong Province and has on staff a Chief Scientist, who is also a well known researcher in the field of environmental protection, and two research fellows. We are planning to invite additional experts in the waste water treatment field to join the Company.

CORPORATIVE PARTNERS AND SUPPLIERS

         We outsource the design and constructing of our subsystems to a number of corporative partners and key suppliers and maintain close relationships with them. The corporative partners include East-North Design Institution of China Civil Engineering, Guangzhou Design Institution of Environmental Protection Engineering, and the 20th Group of China Railway Company etc. Equipment for our waste water treatment and potable water projects come from international companies such as the US based HACH Company , KSB of Germany and the Danish group HV-TURBO. We adhere closely to the principles of total quality management Our customers, suppliers and employees are encouraged to provide feedback and suggestions for improvements in products and services.

INTELLECTUAL PROPERTY

         We seek to protect our intellectual property by filing patents on proprietary features of our advanced bio-chemical treatment technology and processing systems for waste water treatment and by challenging third parties that we believe infringe on our patents. We also protect our intellectual property rights with nondisclosure and confidentiality agreements with employees, consultants and key customers. As one of the pioneers in applying biotechnological processes in waste water treatment technology, we recognize that the laws of certain foreign countries may not protect our intellectual property to the same extent as the laws of the United States.

EMPLOYEES

         As of December 31, 2004, we had 85 employees, of whom 20 are engaged in sales, marketing and service, 33 in research, development and engineering, 25 in finance and administration and 7 in operations. None of our employees are represented by a collective bargaining agreement, and we believe that we have satisfactory relations with our employees.

ENVIRONMENTAL

         One of CEEC's core values is protecting the environment in which we operate and the environment in which our equipment operate. Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effects on the capital expenditures, earnings or competitive position of the Company. The Company does not anticipate any material capital expenditures for environmental control facilities in 2005.

ITEM 1A. CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

         We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimates," "projects," "believes," "expects," "anticipates," "intends," "target," "goal," "plans," "objective," "should" or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of us. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

         Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement made by or on behalf of us speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement which may be made by or on behalf of us.

         In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important factors, but not necessarily all important factors, include the following:

         WE ARE SUBJECT TO COMPETITIONS IN THE WASTE WATER TREATMENT AND TAP WATER INDUSTRY. Our business depends predominantly on the capital expenditures , which in turn depend on current and anticipated waste water treatment and tap water market demand. The competitions faced by the Company are not only from local competitors but also from international competitors. Because of anticipated brilliant future market of the waste water treatment and fresh water, more enterprises not currently engaging in this business are expected to enter in this industry. During periods of rapid growth, we must be able to acquire and/or develop sufficient technology capacity to meet customer demand, and hire and assimilate a sufficient number of qualified people. Our business may be adversely affected if we fail to respond to rapidly changing industry cycles in a timely and effective manner.

         WE FOCUSED ON OUR BUSINESS IN CHINA. The Company's business mainly operates in the PRC. Changes in the laws or regulations that govern the waster water treatment and fresh water supply business enterprises may significantly affect our business. Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change.

         SOME OF THE REQUIREMENTS OF SARBANES-OXLEY AFFECT US AS A SMALL COMPANY DISPROPORTIONATELY AND WE MAY NOT BE ABLE TO COMPLY DESPITE GREAT EFFORT AND EXPENSE. The Sarbanes-Oxley Act of 2002 imposed many new requirements on public companies, the most significant of which involves the documentation, testing and auditing of our internal control over financial reporting. Although we are not required to be in compliance until our annual report for the year ended December 2006, we must begin now to document and test our internal controls in a way that we have never before been required to do as a small company. We expect this effort will involve substantial time and expense, and we cannot be sure that we will be able to complete the task or that our internal controls will meet the standards that are currently required. If we fail to comply with these requirements involving internal controls, investor confidence in our company might suffer, which could result in a decline in our stock price.

         WE DEPEND ON KEY PERSONNEL. We depend on the continued services of our executive officers and other key management personnel. If we were to lose any of these officers or other management personnel, such a loss could result in inefficiencies in our operations and lost business opportunities.

         IF WE DO NOT HAVE ACCESS TO ADDITIONAL CREDIT, WE MAY NOT BE ABLE TO TAKE ADVANTAGE OF A SIGNIFICANT GROWTH IN THE MARKETS THAT WE SERVE. The waste water treatment and fresh water markets that we serve may have a significantly higher growth in PRC. We need access to credit to take advantage of a higher growth rate and allow us to meet the demand for our services. Borrowings from Chinese banks often are affected by Chinese government's macro-policies to economics.

         RESULTS MAY FLUCTUATE AND MAY NOT BE INDICATIVE OF FUTURE PERFORMANCE. Our operating results will fluctuate and, therefore, you should not rely on current or historical period results to be indicative of our performance in future reporting periods. Factors that could cause operating results to fluctuate include, among others, variations in the investment origination volume and fee income earned, variation in timing of prepayments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, and general economic conditions.

ITEM 2.  DESCRIPTION OF PROPERTY

         We maintain our headquarters in Guangzhou, Guangdong Province, PRC, where we lease two floors as the main office for our sale and service operations. We believe that our office in China provide sufficient service capacity for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

         Neither the company nor our property is subject to any pending legal proceedings, other than routine litigation incidental to our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The following matters were submitted to the stockholders of the Company for approval by written consent during the fourth quarter of the fiscal year ended December 31, 2004:

         (a) amendments to our articles of incorporation to (the "Charter Amendments"):

                  (i) change our corporate name to "China Evergreen Environmental Corporation";

                  (ii) increase the authorized number of shares of common stock ("Common Stock") to 200,000,000;

                  (iii) authorize 50,000,000 shares of blank-check preferred stock (the "Preferred Stock"), whereby the board of directors of the Company is authorized to establish, from the authorized shares of Preferred Stock, one or more classes or series of shares, to designate each such class and series, and to fix the rights and preferences of each such class and series;

                  (iv) delete from our articles of incorporation the first paragraph of Article XIX regarding indemnification of directors and officers, and

                  (v) update the address for the Company's agent for service of process in Nevada and remove provisions not otherwise required to be located in the articles of incorporation under Nevada law; and

         (b) amendments to our bylaws to (the "Bylaws Amendments"):

                  (i) change Section 3 of Article II regarding the number of authorized directors; and

                  (ii) delete a portion of Section 2 of Article VIII regarding the board of director's authority to change the authorized number of directors.

         The Charter Amendments and the Bylaws Amendments were approved by the affirmative written consent of stockholders of the Company representing a majority of the outstanding shares of Common Stock, as of November 17, 2004, each effective as of December 13, 2004.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

Market Information
------------------

         Our common stock is listed on the OTC Bulletin Board ("OTC") under the symbol "CEEC". The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported on the OTC. We consider our common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the common stock.


         QUARTER ENDED                                        HIGH     LOW
         -------------                                        ----     ---

         March 31, 2003                                       $ 0.11   $ 0.11
         June 30, 2003                                        $ 0.08   $ 0.08
         September 30, 2003                                   $ 0.059  $0.06
         December 31, 2003                                    $ 0.074  $0.075

         March 31, 2004                                       $0.54    $0.10
         June 30, 2004                                        $0.58    $0.365
         September 30, 2004                                   $0.65    $0.38
         December 31, 2004                                    $0.55    $0.35


Holders
-------

         As of April 14, 2005, there were 52 record holders of our common stock.

Dividends
---------

         Our policy is to retain earnings to provide funds for the operation and expansion of our business. We have not paid cash dividends on our Common Stock and do not anticipate that we will do so in the foreseeable future. The payment of dividends in the future will depend on our growth, profitability, financial condition and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

         The Company did not have any securities underlying outstanding options and securities remaining available for issuance under any equity compensation plans as of December 31, 2004.

Sales of Unregistered Securities
--------------------------------

         During the fiscal year ended December 31, 2004, we sold 83,500,000 unregistered shares of common stock to the shareholders of Evergreen Asset Group Limited. This offering was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General
-------

         We design, construct, and invest waste water treatment and tap water projects in PRC. The Company sells and trades materials and products related with environmental protection. We also operate some waste water treatment facilities and tap water facilities under BOT model.

         We derive our net sales from BOT projects. Our customers include municipal government in PRC, food processing and beverage companies and industrial companies. In 2004, net sale to our first largest customer, True Global Limited, accounted for 97% of our total net sales.

         We were incorporated under the laws of the State of Nevada on September 10, 1996. Prior to the transaction mentioned below, our corporate name was Discovery Investments, Inc. For the last two years we had not generated significant revenues and were considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. We were seeking business opportunities or potential business acquisitions. Pursuant to a Securities Purchase Agreement and Plan of Reorganization dated September 9, 2004, as amended, among Discovery Investments, Inc., Evergreen Asset Group Limited, an International Business Company organized under the laws of the British Virgin Islands ("Evergreen") and its stockholders, Discovery Investments, Inc. acquired 100% of the issued and outstanding shares of Evergreen's capital stock. Discovery Investments, Inc. issued 83,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of Evergreen capital stock. Since the stockholders of Evergreen acquired approximately 83.5% of the outstanding shares of Discovery Investments, Inc. and the Evergreen management team and board of directors became the management team and board of directors of Discovery Investments, Inc., according to FASB Statement No. 141 - "BUSINESS COMBINATIONS," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

       o Evergreen is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values and the results of operations of Evergreen have been presented for the comparative prior period;

       o Control of the net assets and business of Discovery Investments, Inc. was acquired effective October 15, 2004. This transaction has been accounted for as a purchase of the assets and liabilities of Discovery Investments, Inc. by Evergreen. The historical cost of the net liabilities assumed was $0.00.

       As a result of the transaction described above we changed our name from Discovery Investments, Inc. to China Evergreen Environmental Corporation.

CRITICAL ACCOUNTING POLICIES

         The following is a discussion of those accounting policies that the Company deems to be "critical" -- that is, they are important to the portrayal of the Company's financial condition and results, and they reflect management's reliance on estimates regarding matters that are inherently uncertain.

         REVENUE RECOGNITION -- Revenue from fixed price long-term contracts is recognized on the percentage of completion method for individual contracts. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs. The use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price agreements is of relatively short duration, we use the completed contract method of accounting whereby revenue is recognized when the work is completed.

         Revenue arising from waste water treatment is recognized based on waste water treated as recorded by meters read during the year.

         IMPAIRMENT OF ASSETS. The Group's policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets. Factors considered in the evaluation include current operating results, trends and anticipated undiscounted estimated future cash flows that is expected to result from the use of the asset, or other measure of fair value, is less than the carrying value.

         ALLOWANCES FOR ACCOUNTS RECEIVABLES. The Group's provisioning policy for bad and doubtful debt is based on the evaluation of collectability and aging analysis of accounts receivables and on management's judgment. The Group does no require collateral or other security to support client's receivables. The Group conducts periodic review of its clients' financial condition and customer payment practice to minimize collection risk on accounts receivables. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. During the 2004 financial period, the Group had not made any allowance for doubtful debts.

Results of Operations
---------------------

         The following table sets forth the items in our consolidated statements of operations for the periods indicated.

                                                           FISCAL YEAR ENDED DECEMBER 31,
                                                           ------------------------------
                                                           2004                   2003
                                                           ----                   ----
Revenue........................................         $9,366,513              2,889,094
Cost of revenue................................          6,025,435              1,828,801
Gross profit...................................          3,341,078              1,060,293
General and administrative.....................          1,395,169               355,413
Income from operations.........................          1,945,909               704,880
Other income...................................           19,295                  9,240
Interest expense...............................           (2,420)               (28,590)
Share of results in XL.........................           91,740                    -
Gain on disposal of interest in XY.............          2,029,720                  -
Impairment loss on other investment............              -                  (370,097)
Income before income tax.......................          4,084,244               315,433
Income tax expense.............................          (467,911)              (104,093)
Minority interests.............................           80,616                (42,993)
Net income ....................................          3,696,949               168,347

         REVENUE. Revenue increased 224.2% from $2.89 million in 2003 to $9.37 million in 2004. The 2004 increase in net sales was primarily for the Company's construction of the waste water treatment plant of Xian Yang City, Shanxi Province, PRC.The percentage of net sales attributable to operating the waste water treatment plants and fresh water plants was not significant in 2004. But we expect the fees from operating the plants should arise in 2005.

         GROSS PROFIT. Gross profit increased 215.1% from $1.06 million in 2003 to $3.34 million in 2004 and, as a percentage of net sales, decreased slightly from 36.69% in 2003 to 35.67% in 2004. The increase in gross profit for 2004 was primarily the result of a rebound in the Company's revenue.

         GENERAL AND ADMINISTRATIVE. General and administrative costs increased 292.5% from $0.36 million in 2003 to $1.4 million in 2004, and as a percentage of net sales, increased from 12.30% to 14.89%. The increase in costs in 2004 was primarily the result of higher expenditures to support the Company's increased sales.

         OPERATING INCOME. Operating income increased 176.06% from $0.7 million in 2003 to $1.95 million in 2004, and as a percentage of net sales, operating income decreased slightly from 24.4% in 2003 to 20.77% in 2004. The increase in operating income for 2004 was primarily the result of increased net sales.

         GAIN ON DISPOSAL OF INTEREST IN SUBSIDIARY XY. The Company recorded a $2.02 million gain in 2004 on the disposal of the Company's entire 90% attributable interest in Xian Yang Bai Sheng Water Purifying Company Limited ("XY") at a consideration of $4,130,435. The gain represents the difference between the disposal proceeds and the Company's attributable share of net assets of XY at the date of disposal.

Liquidity and Capital Resources
-------------------------------

         As of December 31, 2004, we had $0.34 million in cash and cash equivalents. During 2004, the Company created net cash resources of approximately $2.2 million by operating activities. The Company used net cash $
4.85 million for investing activities. This use of cash was primarily the result of acquisition of 90% equity interests in each of XXM, XY, HY and BJHT, all of which are domestic incorporated companies established in the PRC with limited liability, and acquisition of infrastructure assets. The net cash provided by financing activities was about $2.93 million, and the increase primarily resulted from paid-in capital by the main shareholder of the Company.

         The Company has an unsecured loan of about $0.23 million with a Chinese bank which is interest bearing at 6.64% per annum. Under the BOT agreements, the Company has capital commitments for constructing the waste water treatment plants in Bei Jin and Hai Yang Cities. The total contract due in 2004 within two years is about $3.1 million.

         In April 2005, we conducted the private placement sale of 20 units, at $25,000 per unit, for the gross proceeds of $500,000. Each unit consisted of (a) one 12% convertible debenture in the original principal amount of $25,000, convertible into shares of our common stock at the rate of the lesser of (i) $0.20 per share or (ii) a 10% discount to the price per share of common stock (or conversion price per share of common stock) of the next private placement conducted by us prior to any conversion of the debenture, and (b) 125,000 detachable warrants to purchase one share each of our common stock at an exercise price of $0.20 per share, expiring ten years from their date of issuance. The debentures are due and payable August 1, 2005.

         Based on the Company's 2005 forecasted business plan, the Company will need continued access to long-term capital to fund its extended operations.

         The Company's business forecasts project that our cash position, cash flow and our working capital line of credit will be sufficient to meet our corporate, operating and capital requirements throughout 2005.

Other Matters
-------------

         The impact of inflation and the effect of foreign exchange rate changes during 2004 have not had a material impact on our business and financial results.

Off-Balance Sheet Arrangements
------------------------------

         We do not have any off-balance sheet financing arrangements.



ITEM 7.  FINANCIAL STATEMENTS

                                         INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm...........................................F-1

Consolidated Balance Sheets at December 31, 2004 and 2003.........................................F-2

Consolidated Statements of Operations for the years ended December 31, 2004 and 2003  ............F-3

Consolidated Statements of Stockholders' Equity ..................................................F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003..............F-5

Notes to Consolidated Financial Statements........................................................F-6


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Evergreen Environmental Corp.


We have audited the accompanying consolidated balance sheets of China Evergreen Environmental Corp. (the "Company") and its subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.





/s/ PKF

Certified Public Accountants
Hong Kong
March 11, 2005, except for note 34 as to which the date is April 15, 2005

                                      CHINA EVERGREEN ENVIRONMENTAL CORP.

                                          CONSOLIDATED BALANCE SHEETS

                                                                                           DECEMBER 31,
                                                                                ------------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD
ASSETS

Current assets

    Cash and cash equivalents                                                           336,079              54,556
    Inventories, net (Note 9)                                                                 -              12,559
    Accounts receivable (Note 10)                                                     9,462,999              84,359
    Prepayment, deposits and other receivables (Note 11)                                777,365           1,183,354
    Amounts due from related companies (Note 12)                                      3,158,328             703,103
    Amounts due from directors (Note 13)                                                 26,794                   -
    Amount due from an associate (Note 14)                                            1,744,775           3,588,453
    Other investment (Note 15)                                                                -              28,454
    Deferred tax assets (Note 28)                                                       199,981             197,395
                                                                                ----------------    ----------------

Total current assets                                                                 15,706,321           5,852,233

Infrastructure assets, net (Note 5)                                                   3,305,089             983,895
Property, plant and equipment, net (Note 6)                                             330,865             361,332
Convertible note receivable (Notes 7 and 20)                                          1,366,997                   -
Construction-in-progress                                                                      -               6,869
Deposits paid for acquisition of property, plant and equipment (Note 32)                543,478           2,619,566
Interests in an associate (Note 8)                                                      345,363             253,623
                                                                                ----------------    ----------------

Total assets                                                                         21,598,113          10,077,518
                                                                                ================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Unsecured loan (Note 16)                                                            229,468           1,386,715
    Other borrowing (Note 17)                                                            24,155              24,155
    Accounts payable                                                                  8,755,148           1,811,010
    Accrued liabilities (Note 18)                                                       526,068           1,026,060
    Amounts due to directors (Note 13)                                                  606,645             740,460
    Amounts due to related companies (Note 19)                                        2,864,506             910,723
    Deposit received for disposal of a subsidiary (Note 20)                             350,514                   -
    Income tax payable                                                                  626,249             118,816
                                                                                ----------------    ----------------

Total liabilities                                                                    13,982,753           6,017,939
                                                                                ----------------    ----------------

Minority interests (Note 21)                                                            159,642             449,515
                                                                                ----------------    ----------------

Stockholders' equity

    Common stock, USD0.001 par value, 200,000,000 shares
      authorized; 99,999,997 shares issued and outstanding at
      December 31, 2004; 29,059,007 shares issued and outstanding
      at December 31, 2003 (Note 23)                                                     83,800           3,792,391
    Additional paid-in capital (Note 24)                                              3,857,296                   -
    Retained earnings/(accumulated deficit)                                           3,514,622            (182,327)
                                                                                ----------------    ----------------

Total stockholders' equity                                                            7,455,718           3,610,064
                                                                                ----------------    ----------------

Total liabilities and stockholders' equity                                           21,598,113          10,077,518
                                                                                ================    ================

                          see accompanying notes to consolidated financial statements


                                      CHINA EVERGREEN ENVIRONMENTAL CORP.

                                     CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                      YEAR ENDED DECEMBER 31,
                                                                                ------------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD
Revenue (Note 30)                                                                     9,366,513           2,889,094

Cost of revenue                                                                      (6,025,435 )        (1,828,801 )
                                                                                ----------------    ----------------

Gross profit                                                                          3,341,078           1,060,293

Depreciation and amortization                                                           (66,413 )           (17,941 )

General and administrative expenses                                                  (1,328,756 )          (337,472 )
                                                                                ----------------    ----------------

Income from operations                                                                1,945,909             704,880

Other income (Note 25)                                                                   19,295               9,240

Interest expense (Note 26)                                                               (2,420 )           (28,590 )

Share of results in an associate - XL                                                    91,740                   -

Gain on disposal of interest in a subsidiary - XY (Note 27)                           2,029,720                   -

Impairment loss on other investment                                                           -            (370,097 )
                                                                                ----------------    ----------------

Income before income tax                                                              4,084,244             315,433

Income tax expense (Note 28)                                                           (467,911 )          (104,093 )

Minority interests (Note 21)                                                             80,616             (42,993 )
                                                                                ----------------    ----------------

Net income                                                                            3,696,949             168,347
                                                                                ================    ================

Basic net income per share (Note 22)                                                      0.043               0.002
                                                                                ================    ================



                          see accompanying notes to consolidated financial statements


                                      CHINA EVERGREEN ENVIRONMENTAL CORP.

                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                    COMMON STOCK
                                            --------------------------    ADDITIONAL                          TOTAL
                                                                            PAID-IN      ACCUMULATED  STOCKHOLDERS'
                                                 NO. OF        AMOUNT       CAPITAL         DEFICIT          EQUITY
                                                 SHARES           USD           USD             USD            USD
At January 1, 2003                                    -     1,292,391             -        (350,674 )      941,717

Initial capital injection of XY and HY                -     2,500,000             -               -      2,500,000

Net income                                            -             -             -         168,347        168,347
                                            ------------  ------------  ------------  -------------- --------------

At December 31, 2003                                  -     3,792,391             -        (182,327 )    3,610,064
                                            ============  ============  ============  ============== ==============

At January 1, 2004                                    -     3,792,391             -        (182,327 )    3,610,064

At January 1, 2004 - CEEC share capital      29,059,007             -             -               -              -

Initial capital injection of BJHTSY                   -       217,392             -               -        217,392

Elimination of capital upon the
acquisition of XXM, XY, HY
  and BJHTSY by EGAG                                  -    (4,009,783 )           -               -     (4,009,783 )

Initial capital injection of EGAG
  (Notes 2(ii) and 23)                                -           300             -               -            300

Additional paid-in capital of EGAG
  (Note 24)                                           -             -     3,857,296               -      3,857,296

Issue of shares (Note 23)                     1,200,000             -             -               -              -

Cancellation of shares before reverse
  acquisition (Notes 2(ii) and 23)          (13,759,010 )           -             -               -              -

Acquisition of EGAG (Notes 2(ii) and 23)     83,500,000        83,500             -               -         83,500

Net income                                            -             -             -       3,696,949      3,696,949
                                            ------------  ------------  ------------  -------------- --------------

At December 31, 2004                         99,999,997        83,800     3,857,296       3,514,622      7,455,718
                                            ============  ============  ============  ============== ==============


                          see accompanying notes to consolidated financial statements


                                      CHINA EVERGREEN ENVIRONMENTAL CORP.

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    --------------------------------
                                                                                             2004              2003
                                                                                              USD               USD
Cash flows from operating activities :

Net income                                                                              3,696,949           168,347
Adjustments to reconcile net income to net cash
  provided by operating activities :
    Depreciation and amortization                                                          66,413            17,941
    Impairment loss on other investment                                                         -           370,097
    Provision of inventories                                                               12,559                 -
    Increase in deferred tax assets                                                       (42,644 )         (14,723 )
    (Decrease)/increase in minority interests                                             (56,462 )         320,771
    Gain on disposal of interest in a subsidiary - XY (Note 27)                        (2,029,720 )               -
    Share of results in an associate - XL                                                 (91,740 )               -
Changes in operating assets and liabilities :
    Decrease in inventories                                                                     -               239
    Increase in accounts receivable                                                    (7,422,118 )         (23,992 )
    Decrease/(increase) in prepayment, deposits and other receivables                     298,576        (1,055,993 )
    Decrease/(increase) in amounts due from related companies                           1,012,593          (838,692 )
    (Increase)/decrease in amounts due from directors                                    (722,263 )       1,104,381
    Increase in accounts payable                                                        6,944,138         1,807,138
    (Decrease)/increase in accrued liabilities                                           (533,723 )          49,301
    Increase in amounts due to directors                                                  561,655             7,246
    Increase in income tax payable                                                        507,433           118,816
                                                                                    --------------    --------------

    Net cash provided by operating activities                                           2,201,646         2,030,877
                                                                                    --------------    --------------

Cash flows from investing activities :
    Deposit paid for acquisition of property, plant and equipment                        (543,478 )      (2,619,566 )
    Cash inflow arising from disposal of interest in a
      subsidiary - XY (Note 33(iii))                                                    2,168,806                 -
    Acquisition of property, plant and equipment                                           (4,691 )         (23,817 )
    Acquisition of infrastructure assets                                               (2,405,113 )        (433,170 )
    Construction-in-progress                                                                    -            (6,869 )
    Decrease in amount due from an associate                                              (55,682 )      (3,069,129 )
    Acquisition of XXM, XY, HY and BJHTSY                                              (4,009,783 )               -
                                                                                    --------------    --------------

    Net cash used in investing activities                                              (4,849,941 )      (6,152,551 )
                                                                                    --------------    --------------

Cash flows from financing activities :
    New unsecured loans                                                                         -         1,386,715
    Repayment of unsecured loans                                                       (1,157,247 )               -
    Initial capital injection of HY and XY                                                      -         2,500,000
    Initial capital injection of EGAG                                                         300                 -
    Paid-in capital of EGAG (Note 24)                                                   4,086,765                 -
    Decrease in amount due to a related company                                                 -          (185,798 )
                                                                                    --------------    --------------

    Net cash provided by financing activities                                           2,929,818         3,700,917
                                                                                    --------------    --------------

Net increase/(decrease) in cash and cash equivalents                                      281,523          (420,757 )

Cash and cash equivalents, beginning of year                                               54,556           475,313
                                                                                    --------------    --------------

Cash and cash equivalents, end of year                                                    336,079            54,556
                                                                                    ==============    ==============


                          see accompanying notes to consolidated financial statements

                       CHINA EVERGREEN ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.       CHANGE OF COMPANY NAME

         The Company was incorporated in the State of Nevada on September 10, 1996.

         Following a reverse takeover transaction as detailed in note 2(ii), the Company has ended its development stage and is now engaging in the provision of the business as set out in note 3.

         On November 12, 2004, the name of the Company was changed from Discovery Investment Inc. to China Evergreen Environmental Corp. ("CEEC"), with all the required filings submitted to the United States Securities and Exchange Commission.


2.       BASIS OF PRESENTATION

         (i) The accompanying consolidated financial statements of CEEC and its subsidiaries (the "Group") have been prepared in accordance with generally accepted accounting principles in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation.

         (ii) On October 15, 2004, CEEC completed a share exchange with the stakeholders of Evergreen Asset Group Limited ("EGAG") which was incorporated in the British Virgin Islands on April 20, 2004 under the International Business Companies Act, British Virgin Islands (the "Exchange") (Details of the group reorganization of EGAG was set out in note 2(iii)). Before the Exchange, CEEC caused its stakeholders to cancel and return to treasury, for no consideration, 13,759,010 outstanding shares of common stock. In the Exchange, CEEC acquired 300 shares representing all the issued and outstanding common stock of EGAG from the stakeholders of EGAG (the "Shareholders") in exchange for the issuance of 83,500,000 shares of common stock of CEEC to the Shareholders.

                  The Exchange resulted in a change of control of CEEC. Upon completion of the Exchange, CEEC has a total of 99,999,997 shares issued and outstanding, of which 83,500,000 or 83.5% are owned by the Shareholders. As the Exchange resulted in the former stakeholders of EGAG owning greater than 50% of the common stock of CEEC, the Exchange has been treated as a reverse takeover with EGAG as the accounting acquirer (legal subsidiary) and CEEC as the accounting acquiree (legal parent).

                       CHINA EVERGREEN ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



2.       BASIS OF PRESENTATION (CONT'D)

                  Accordingly, the purchase method under reverse takeover accounting has been applied except that no goodwill is recorded on the consolidated balance sheet, as such :

                  (a) The consolidated financial statements are issued under the name of the legal parent, CEEC, but are a continuation of the financial statements of EGAG. The comparative figures are those of EGAG.

                  (b) EGAG is deemed to be the acquirer for accounting purposes and as such, its assets and liabilities are included in the consolidated financial statements at their historical carrying values.

                  (c) The common stock and accumulated deficit of CEEC up to the date of the Exchange are eliminated.

                  (d) The capital structure of the Company is that of CEEC, but the dollar amount of the issued share capital in the consolidated balance sheet is that of EGAG immediately prior to the Exchange plus the value of shares issued by CEEC to acquire EGAG.

                  (e) The value of shares issued by CEEC is determined to be their par value as CEEC had net liabilities at the date of the Exchange.

                  (f) The par value of CEEC common stock and the net liabilities of CEEC at the date of the Exchange are written off to the consolidated statement of operations.

         (iii) Pursuant to a group reorganization (the "Reorganization") which was completed in July 2004, EGAG became the holding company of the commonly controlled entities by the acquisition of 90% equity interests in each of Guang Dong Xin Xing Mei Biology Company Limited ("XXM"), Xian Yang Bai Sheng Water Purifying Company Limited ("XY"), Hai Yang City Sheng Shi Environment Protection Company Limited ("HY") and Bei Jing Hao Tai Shi Yuan Water Purifying Company Limited ("BJHTSY") for cash consideration of RMB12,601,000, RMB18,000,000, RMB2,700,000 and RMB1,800,000 respectively, all of which are domestic incorporated companies established in the People's Republic of China (the "PRC") with limited liability, the particulars of which are set out below :-

                       CHINA EVERGREEN ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       BASIS OF PRESENTATION (CONT'D)

                                                            DATE OF            ATTRIBUTABLE EQUITY       REGISTERED
                  NAME OF COMPANY                           ESTABLISHMENT          INTEREST %               CAPITAL
                                                                              ----------------------
                                                                              DIRECT    INDIRECT                RMB

                  Guang Dong Xin Xing Mei Biology           May 18, 1999      90        -                11,890,000
                    Company Limited ("XXM")

                  Tian Jin Shi Sheng Water Treatment        November, 19      -         81                2,000,000
                    Company Limited ("TJ")                    2002

                  Xian Yang Bai Sheng Water                 May 19, 2003      90        -                20,000,000
                    Purifying Company Limited ("XY")

                  Hai Yang City Sheng Shi Environment       July 30, 2003     90        -                 3,000,000
                    Protection Company Limited ("HY")

                  Bei Jing Hao Tai Shi Yuan Water           May 26, 2004      90        -                 2,000,000
                    Purifying Company Limited
                    ("BJHTSY")


3.       DESCRIPTION OF BUSINESS

         The principal activities of the Group are the research and development of waste water, garbage treatment and aqueous purifying techniques, investment and construction of waste water treatment plant and sales of environment protection related products.


4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting years. Although management believes that the estimates and assumptions used in preparing the accompanying consolidated financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ from those estimates.

                       CHINA EVERGREEN ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

         CASH AND CASH EQUIVALENTS

         Cash equivalents are highly liquid investments and have maturities of three months or less at the date of purchase.

         INVENTORIES

         Inventories are valued at the lower of cost or market with cost determined on a first-in, first-out method.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost less accumulated depreciation and amortization and impairment loss. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives :-

         Office equipment                                     5 years
         Furniture and fixtures                               5 years
         Tools and equipment                                  5 years
         Motor vehicles                                       10 years
         Waste water treatment plant                          20 years

         INFRASTRUCTURE ASSETS

         Infrastructure assets represents the cost of construction of the waste water treatment plants under the Build-Operate-Transfer ("BOT") agreements with the PRC government. The cost includes development and construction expenditure incurred and other direct costs attributable to the development. No depreciation and amortization is provided in respect of infrastructure assets until such time as the relevant assets are completed and put into operational use. On completion, depreciation and amortization are provided using the straight-line method over the operation periods.

         IMPAIRMENT OF ASSETS

         The Group's policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets. Factors considered in the evaluation include current operating results, trends and anticipated undiscounted future cash flows. An impairment loss is recognized to the extent that the sum of undiscounted estimated future cash flows that is expected to result from the use of the asset, or other measure of fair value, is less than the carrying value.

                       CHINA EVERGREEN ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

         ASSOCIATE

         An associate is one, not being a subsidiary or a joint venture, in which the Company is in a position to exercise significant influence, including participation in financial and operating policy decisions. Details of the associate are set out in note 8 to the consolidated financial statements.

         Interests in an associate is stated in the consolidated balance sheet at the Group's share of the net assets under the equity method of accounting, as reduced by any identified impairment loss. The results of the associate are included in the consolidated income statement to the extent of post-acquisition results attributable to the Group.

         OTHER INVESTMENT

         Other investment includes equity investment in a private company and is carried at fair value. Unless there has been a permanent impairment to the value of the investment, the change in fair value is reported as a separate component of other comprehensive income or loss. Permanent impairment to the value of the investment is recognized in the consolidated statements of operations.

         RESEARCH AND DEVELOPMENT COSTS

         Research and development costs comprise all cost which are directly attributable to research and development activities or which can be allocated on a reasonable basis to such activities. As no research and development costs satisfy the criteria for the recognition of such costs as an asset during the year, such costs are therefore recognized as an expense in the period in which they are incurred.

         CONCENTRATION OF CREDIT RISK

         Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of a major customer which is stated in note 30 to the consolidated financial statements. The Group does not require collateral or other security to support client's receivables. The Group conducts periodic reviews of its clients' financial condition and customer payment practices to minimize collection risk on accounts receivable.

         FINANCIAL INSTRUMENTS

         The carrying amounts of all financial instruments approximate fair value. The carrying amounts of cash, accounts receivable, related parties receivable, unsecured loans, accounts payable and related parties payable approximate fair value due to the short-term nature of these items. The carrying amounts of borrowings approximate the fair value based on the Group's expected borrowing rate for debt with similar remaining maturities and comparable risk.

                       CHINA EVERGREEN ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

         REVENUE RECOGNITION

         Revenue from fixed price long-term contracts is recognized on the percentage of completion method for individual contracts. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs. The use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price agreements is of relatively short duration, we use the completed contract method of accounting whereby revenue is recognized when the work is completed.

         Revenue arising from waste water treatment is recognized based on waste water treated as recorded by meters read during the year.

         COST OF REVENUES

         Cost of revenues comprises labor and other cost of personnel directly engaged in providing the services, subcontracting and attributable overhead costs. Cost of revenues does not include any allocation of depreciation or amortization expense.

         INCOME TAXES

         The Group utilizes the asset and liability method of accounting for income taxes whereby deferred taxes are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

         The Group uses China Renminbi ("RMB") as the functional currency, which is not freely convertible into foreign currencies. Transactions denominated in currencies other than RMB are translated into RMB at the applicable rates of exchange prevailing at the dates of the transactions, quoted by the People's Bank of China ("the PBOC"). Monetary assets and liabilities denominated in other currencies are translated into RMB at rates of exchange quoted by the PBOC prevailing at the balance sheet date. Exchange gains or losses arising from changes in exchange rates subsequent to the transactions dates for monetary assets and liabilities denominated in other currencies are included in the determination of net income for the respective period.

                       CHINA EVERGREEN ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

         FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS (CONT'D)

         For financial reporting purposes, RMB has been translated into USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders' equity as "Accumulated other comprehensive income - foreign currency translation adjustments". Gains and losses resulting from foreign currency transactions are included in other comprehensive income/(loss). Foreign currency translation adjustment was not material.

         During 2004 and 2003, there have been no significant change in exchange rates. Accordingly, there are no changes in other comprehensive income/(loss).

         INCOME PER SHARE

         Basic income per share is computed by dividing the net income for the year by the weighted average number of common shares outstanding during the year. Diluted income per share is computed by dividing the net income for the year by the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, unvested restricted common stock and contingently issuable shares that are probable of being issued, are included in diluted income per share to the extent such shares are dilutive. In accordance with SFAS 128, "Earnings Per Share", the Company uses income from continuing operations, net of income taxes as the "control number" in determining whether common equivalent shares are dilutive or anti-dilutive in periods where discontinued operations are reported.

         NEW ACCOUNTING PRONOUNCEMENTS

         (i) The Statement of Financial Accounting Standards No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150") was issued in May 2003. This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments :-

                  1) mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets;

                  2) instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which include put options and forward purchase contracts; and

                       CHINA EVERGREEN ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

         NEW ACCOUNTING PRONOUNCEMENTS (CONT'D)

                  3) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares.

                  In general, SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement had no impact on the Group's results of operations or financial position.

         (ii) Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE")" ("FIN 46"), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003.

                  In December 2003, the Financial Accounting Standards Board ("FASB") completed deliberations on proposed modifications to FIN 46 and re-issued FIN 46 ("Revised Interpretation") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003 but prior to January 1, 2004 may be accounted for either based on the original interpretation or the Revised Interpretation. The adoption of these interpretations had no impact on the Group's results of operation or financial position.

         (iii) SFAS 132 (revised 2003), "Employer's Disclosure about Pensions and Other Post-Retirement Benefits" was issued in December 2003. SFAS 132 (revised) revised employer's disclosure about pension plans and other post-retirement benefit plans. SFAS 132 (revised) requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The annual disclosure requirements are effective for fiscal years ended after December 15, 2003. SFAS 132 (revised) also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current fiscal year if significantly different from amounts previously disclosed. The interim disclosure requirements of SFAS 132 (revised) are effective for interim periods beginning after December 15, 2003. The adoption of this statement had no impact on the Group's results of operation or financial position.

                       CHINA EVERGREEN ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

         NEW ACCOUNTING PRONOUNCEMENTS (CONT'D)

                  The details of the Group's pension plans are disclosed in note 29 to the consolidated financial statements

         (iv) In November 2004, the FASB issued SFAS No. 151 "Inventory costs - an amendment of ARB No. 43, Chapter 4". SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. SFAS No. 151 is effective for inventory costs incurred during fiscal year beginning after June 15, 2005. The adoption of this standard has no impact on the Company's results of operations or financial position.

         (v) In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005. The Group is currently assessing the impact of this Standard on its results of operations and financial position.


5.       INFRASTRUCTURE ASSETS, NET

         Infrastructure assets, net represented the construction costs of three waste water treatment plants in the PRC under the BOT agreements as follows :-

                                                                                            DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD
          Construction costs :-

          Infrastructure assets of TJ                                                   983,895             983,895
          Infrastructure assets of HY                                                 1,951,566                   -
          Infrastructure assets of BJHTSY                                               418,823                   -
                                                                                 ---------------    ----------------

          Total                                                                       3,354,284             983,895

          Less : Accumulated amortization                                               (49,195 )                 -
                                                                                 ---------------    ----------------

          Infrastructure assets, net                                                  3,305,089             983,895
                                                                                 ===============    ================

         Amortization expenses for 2004 and 2003 amounted to USD49,195 and USDNil respectively.

                       CHINA EVERGREEN ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.       PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment, net consisted of the following :-

                                                                                            DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD
          Purchase cost :-

          Office equipment                                                                    -               6,356
          Furniture and fixtures                                                          6,063              11,063
          Tools and equipment                                                            25,270              20,539
          Motor vehicles                                                                121,739             133,318
          Waste water treatment plant                                                   235,053             231,946
                                                                                 ---------------    ----------------

          Total                                                                         388,125             403,222

          Less : Accumulated depreciation and amortization                              (57,260 )           (41,890 )
                                                                                 ---------------    ----------------

          Property, plant and equipment, net                                            330,865             361,332
                                                                                 ===============    ================

         Depreciation and amortization expenses for 2004 and 2003 amounted to USD17,218 and USD17,941 respectively.

         There was no impairment loss for 2004 and 2003.


7.       CONVERTIBLE NOTE RECEIVABLE
                                                                                            DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD

          Convertible note - Note 20                                                  1,366,997                   -
                                                                                 ===============    ================

                       CHINA EVERGREEN ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.       INTERESTS IN AN ASSOCIATE
                                                                                            DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD

          Share of net assets                                                           345,363             253,623
                                                                                 ===============    ================

         (a) Details of the associate as of December 31, 2004 are as follows :-

                                                                                                         PERCENTAGE
                                                                                                          OF EQUITY
                   NAME OF ASSOCIATE                                                                        HOLDING

                   Xin Le Sheng Mei Water Purifying Company Limited                                             35%

         (b) Information extracted from the audited financial statements of the associate for the years ended December 31, 2004 and 2003 is as follows :-

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD
                   (i) Statements of operations

                              Turnover                                                1,149,275                   -
                                                                                 ===============    ================

                              Net profit/(loss)                                         452,007             (74,785 )
                                                                                 ===============    ================

                       CHINA EVERGREEN ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD
                   (ii)    Balance sheet

                              Infrastructure assets                                   4,412,073           4,592,842
                              Property plant and equipment, net                               -              25,586
                              Cash and cash equivalents                                     591              21,104
                              Inventories                                                37,418              30,117
                              Prepayment, deposits and other receivables              1,576,542             551,488
                              Deferred tax assets                                        32,211                   -
                              Other investment                                                -              36,232
                              Accounts payable                                         (630,808 )          (324,119 )
                              Amount due to XXM                                      (3,586,400 )        (3,519,575 )
                              Other current liabilities                                (745,238 )          (769,292 )
                                                                                 ---------------    ----------------

                              Net assets                                              1,096,389             644,383
                                                                                 ===============    ================


9.       INVENTORIES, NET
                                                                                            DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD

          Finished goods                                                                 12,559              12,559
          Less : Provision for obsolescence                                             (12,559 )                 -
                                                                                 ---------------    ----------------

          Finished goods, net                                                                 -              12,559
                                                                                 ===============    ================


10.      ACCOUNTS RECEIVABLE
                                                                                            DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD

          Accounts receivable                                                         9,462,999              84,359
                                                                                 ===============    ================

         There was no allowance for doubtful amounts for the year ended December 31, 2004 and 2003.

                       CHINA EVERGREEN ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.      PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES
                                                                                            DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD
          Prepayment                                                                     47,186              37,403
          Deposits                                                                            -             670,048
          Other receivables                                                             730,179             475,903
                                                                                 ---------------    ----------------

                                                                                        777,365           1,183,354
                                                                                 ===============    ================


12.      AMOUNTS DUE FROM RELATED COMPANIES

         At December 31, 2004 and 2003, it mainly represents amount due from Guang Dong Xin Sheng Environmental Protection Company Limited in which Mr. Pu Chongliang ("Mr. Pu"), a director who is also a stockholder of the Company, is also a director and has equity interests.

         All amounts are interest-free, unsecured and repayable on demand.


13.      AMOUNTS DUE FROM/TO DIRECTORS

         The amounts are interest-free, unsecured and repayable on demand.


14.      AMOUNT DUE FROM AN ASSOCIATE

         The amount is interest-free, unsecured and repayable on demand.

                       CHINA EVERGREEN ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15.      OTHER INVESTMENT
                                                                                            DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD

          Unlisted equity, at cost                                                            -             398,551
                                                                                 ===============    ================

          Unlisted equity, at fair value                                                      -              28,454
                                                                                 ===============    ================

         The amount represents 55% equity interest in XL and was disposed to an independent third party, a wholly-owned subsidiary of China Silver
         Dragon Group Limited ("CSD"), a listed company in Hong Kong, in 2004.


16.      UNSECURED LOAN

         The amount represents a loan borrowed from a financial institution which is interest bearing at 6.6375% per annum, unsecured and repayable on demand.


17.      OTHER BORROWING

         The amount represents a loan borrowed from the government for research and development of the application of the waste water treatment system.
         The amount is interest-free, unsecured and repayable on demand.


18.      ACCRUED LIABILITIES

         At December 31, 2004 and 2003, accrued liabilities comprised of the following :-

                                                                                            DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD

          Acquisition of property, plant and equipment                                        -             550,725
          Payroll                                                                         1,859                 529
          PRC tax                                                                       153,340             161,927
          Staff welfare                                                                  30,124              28,195
          Other payable                                                                 336,566             205,693
          Other accruals                                                                  4,179              78,991
                                                                                 ---------------    ----------------

          Total                                                                         526,068           1,026,060
                                                                                 ===============    ================

                       CHINA EVERGREEN ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



19.      AMOUNTS DUE TO RELATED COMPANIES

         At December 31, 2004 and 2003, it mainly represents amount due to Bei Jing Zhao Cheng Chuang Zhan Investment Company Limited ("BJZC") in which Mr. Pu has equity interests.

         All amounts are interest-free, unsecured and repayable on demand.


20.      DEPOSIT RECEIVED FOR DISPOSAL OF A SUBSIDIARY

         On December 17, 2003, XXM entered into two sale and purchase agreements with an independent third party, a wholly-owned subsidiary of CSD, a listed company in Hong Kong, in relation to the disposal of 55% equity interest in TJ and XL and the stockholder's loans at a consideration of USD350,514 and USD1,927,815 respectively. The total consideration of USD2,278,329 will be settled by cash of USD911,332 within one year and by issuing a convertible note of USD1,366,997.

         The convertible note bears interest at 6% per annum with maturity date of three years from the date of issuance and are repayable after three years from the date of issuance or convertible into shares of CSD at the conversion price of approximately USD 0.103 subject to adjustments as stipulated in the convertible note at any time after six months from the date of issuance.

         At December 31, 2004, the equity interest in XL were disposed to CSD while the procedure for disposal of stake in TJ could not be completed due to prohibition by the government of Tian Jin city, so the amount represented the outstanding deposit received for disposal of TJ.


21.      MINORITY INTERESTS
                                                                                            DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD

          At January 1                                                                  449,515             128,744
          Minority interests in the consolidated
            statements of operations                                                    (80,616 )            42,993
          Initial capital injection of XY and HY                                              -             277,778
          Initial capital injection of BJHTSY                                            24,154                   -
          Release on disposal of XY (Note 32(iii))                                     (233,411 )                 -
                                                                                 ---------------    ----------------

          At December 31                                                                159,642             449,515
                                                                                 ===============    ================

                       CHINA EVERGREEN ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



22.      BASIC NET INCOME PER SHARE

         (i) The basic net income per share is calculated using the net income and the weighted average number of shares outstanding during the year.

                                                                                            YEAR ENDED DECEMBER 31,
                                                                              --------------------------------------
                                                                                          2004                 2003

                  Net income (USD)                                                   3,696,949              168,347
                                                                              =================    =================

                  Weighted average number of common
                    shares outstanding                                              86,970,079           83,500,000#
                                                                              =================    =================

                  Basic net income per share (USD)                                       0.043                0.002
                                                                              =================    =================

                  # The number represents the number of shares issued by CEEC for the Exchange.

         (ii) The diluted net income per share is not presented as there is no dilutive effect for years ended December 31, 2004 and 2003.

                       CHINA EVERGREEN ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



23.      COMMON STOCK
                                                                                        NO. OF               AMOUNT
                                                                                        SHARES                  USD
         Authorized :-

             Common stock at USD0.001 par value
                 At January 1, 2004                                                100,000,000              100,000
                 Increase on November 12, 2004 - Note 23(i)                        100,000,000              100,000
                                                                              -----------------    -----------------

                 At December 31, 2004                                              200,000,000              200,000
                                                                              =================    =================

             Preferred stock at USD0.001 par value
                 Increase on November 12, 2004 and
                   at December 31, 2004 - Note 23(i)                                50,000,000               50,000
                                                                              =================    =================

         Issued and outstanding :-

             Common stock at USD0.001 par value
                 At January 1, 2004
                   CEEC share capital                                               29,059,007                    -
                 EGAG share capital                                                          -                  300
                 Shares issued                                                       1,200,000                    -
                 Shares cancelled before the Exchange                              (13,759,010)                   -
                 Shares issued for acquisition of EGAG (Note 2(ii))                 83,500,000               83,500
                                                                              -----------------    -----------------

                 At December 31, 2004                                               99,999,997               83,800
                                                                              =================    =================

         Note :

         (i) Pursuant to a board resolution passed on November 12, 2004, the authorized number of shares of common stock was increased from 100,000,000 to 200,000,000 and also 50,000,000 shares of preferred stock was authorized.


24.      ADDITIONAL PAID-IN CAPITAL

         The amount represents additional paid-in capital of USD4,086,765 paid by the stakeholders of EGAG upon the issue of 100 shares of EGAG and the merger difference of USD229,469 (equivalent to RMB1,900,000) arising from the Reorganization as set out in Note 2(iii).

                       CHINA EVERGREEN ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


25.      OTHER INCOME
                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD

          Bank interest income                                                            5,215               8,578
          Other income                                                                   14,080                 662
                                                                                 ---------------    ----------------

                                                                                         19,295               9,240
                                                                                 ===============    ================


26.      INTEREST EXPENSE
                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD
          Interest on bank and other loans wholly
            repayable within one year                                                     2,420              28,590
                                                                                 ===============    ================


27.      GAIN ON DISPOSAL OF INTEREST IN A SUBSIDIARY - XY

         On October 5, 2004, EGAG entered into an agreement with True Global Limited, an independent third party, to dispose of its entire 90% direct interest in XY at a consideration of USD4,130,435.

         The gain represents the difference between the disposal proceeds and the Group's attributable share of net assets of XY at the date of disposal.

                       CHINA EVERGREEN ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



28.      INCOME TAXES

         The income tax expense consisted of the following :-
                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD
          Current tax :
              PRC                                                                      (510,555 )          (118,816 )

          Deferred tax :
              PRC                                                                        42,644              14,723
                                                                                 ---------------    ----------------

          Total income tax expense                                                     (467,911 )          (104,093 )
                                                                                 ===============    ================

         No provision for income tax has been made for the Company for the year due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations.

         The current tax for the year represents the provision for PRC enterprise income tax calculated at the standard income tax rate of 33% on the assessable profits of the PRC's subsidiaries and the standard withholding income tax rate of 10% on the assessable profits generated by EGAG, a company incorporated in the British Virgin Islands, in the PRC.

         Income tax expense can be reconciled with the amount computed by applying the statutory income tax rate to income before income tax as follows :-

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD

          Income before income tax                                                    4,084,244             315,433
                                                                                 ===============    ================

          Expected income tax expense
            at PRC statutory income tax rate of 33%                                  (1,347,801 )          (104,093 )
          Income not taxable for tax purposes                                            36,305                   -
          Tax rate differential                                                       1,104,152                   -
          Valuation allowances                                                         (260,567 )                 -
                                                                                 ---------------    ----------------

          Income tax expense                                                           (467,911 )          (104,093 )
                                                                                 ===============    ================

         The major components of deferred tax assets recognized in the consolidated balance sheets as of December 31, 2004 and 2003 were as follows :-

                       CHINA EVERGREEN ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


28.      INCOME TAXES (CONT'D)


                                                                                            DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD
          Expenses that are reported in financial statements prior
            to becoming deductible for tax purposes                                   1,251,825           1,083,570
          Revenue recognized for financial reporting purposes
            before being recognized for tax purposes                                 (1,051,844 )          (886,175 )
          Tax losses of CEEC and XXM                                                    264,201                   -
          Valuation allowances                                                         (264,201 )                 -
                                                                                 ---------------    ----------------

                                                                                        199,981             197,395
                                                                                 ===============    ================

         At December 31, 2004, XXM had unutilized tax losses amounted to USD789,598 which can be carried forward five years from the year of loss with expiry in 2009. The net federal tax loss of CEEC will expire in 2020.

29.      PENSION PLANS

         As stipulated by the PRC government regulations, the Group is required to contribute to PRC insurance companies organized by the PRC government which are responsible for the payments of pension benefits to retired staff. The monthly contribution was equal to 12% of the salaries of the existing staff. The Group has no obligation for the payment of pension benefits beyond the annual contributions described above.

         Pension contributions for 2004 and 2003 amounted to USD13,981 and USD8,767 respectively.


30.      CONCENTRATION

         The Group's major customer is True Global Limited, an independent third party, which accounted for 97% of the Group's total revenue of 2004 in relation to the construction of the waste water treatment plant of XY.

                       CHINA EVERGREEN ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



31.      COMMITMENTS

         Capital commitment

         At December 31, 2004, capital expenditure contracted for but not recognized in these financial statements was as follows :-

                                                                                            DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD

          Capital expenditures                                                        3,103,042          26,207,729
                                                                                 ===============    ================


         The amount represents the unpaid amount of the total contract sum for constructing the waste water treatment plants in Bei Jing and Hai Yang cities under the BOT agreements and is expected to be paid as follows
         :-

                                                                                            DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD

          Within 2 years                                                              3,103,042          15,338,164
          After 2 years                                                                       -          10,869,565
                                                                                 ---------------    ----------------

                                                                                      3,103,042          26,207,729
                                                                                 ===============    ================

32.      RELATED PARTY TRANSACTIONS

         Apart from those as disclosed in notes 12 to 14 and 19, the Group paid deposit of USD543,478 to BJZC for acquisition of property, plant and equipment during the year.

                       CHINA EVERGREEN ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



33.      SUPPLEMENTAL CASH FLOW INFORMATION
                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD

          (i)      Interest paid                                                          2,420              28,590

          (ii) Non-cash investing activities
                     Infrastructure assets (Note 5)                                     632,232             550,725
                     Convertible note receivable (Notes 7 and 20)                     1,366,997                   -
                                                                                 ===============    ================

         (iii)    During the year, the Group disposed of a subsidiary - XY. The fair value of the net assets disposed of was as follows :-
                                                                                                                USD

                   Cash and cash equivalents                                                                  5,107
                   Prepayment, deposits and other receivables                                               702,560
                   Deferred tax assets                                                                       40,058
                   Infrastructure assets, net                                                               666,956
                   Property, plant and equipment, net                                                        17,940
                   Deposits paid for acquisition of property,
                     plant and equipment                                                                  2,310,386
                   Accrued liabilities                                                                      (15,318 )
                   Amount due to related company                                                         (1,393,563 )
                   Minority interests                                                                      (233,411 )
                                                                                                     ---------------

                                                                                                          2,100,715
                   Gain on disposal of interest in a subsidiary - XY                                      2,029,720
                                                                                                     ---------------

                                                                                                          4,130,435
                                                                                                     ===============

                   Satisfied by :-

                   Cash                                                                                   2,173,913
                   Accounts receivable                                                                    1,956,522
                                                                                                     ---------------

                                                                                                          4,130,435
                                                                                                     ===============

                  An analysis of net cash inflow of cash and cash equivalents in respect of the disposal of interest in a subsidiary :-

                   Cash consideration                                                                     2,173,913
                   Cash and cash equivalents disposed                                                        (5,107 )
                                                                                                     ---------------

                   Net cash inflow of cash and cash equivalents                                           2,168,806
                                                                                                     ===============

34.      SUBSEQUENT EVENTS

         In April 2005, the Company conducted the private placement sale of 20 units, at USD25,000 per unit, for the gross proceeds of USD500,000.
         Each unit consisted of (a) one 12% convertible debenture in the original principal amount of USD25,000, convertible into shares of the Company's common stock at the rate of the lesser of (i) USD0.20 per share or (ii) a 10% discount to the price per share of common stock (or conversion price per share of common stock) of the next private placement conducted by the Company prior to any conversion of the debenture, and (b) 125,000 detachable warrants to purchase one share each of the Company's common stock at an exercise price of USD0.20 per share, expiring ten years from their date of issuance. The debentures are due and payable August 1, 2005.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There were no disagreements with our independent accounting firm during our last fiscal year.

         On December 22, 2004 we filed an 8K to announce that the Company has engaged PKF as its principal accountant to replace its former principal accountant, Wm Andrew Campbell. The former accountant resigned effective December 22, 2004. The resignation of Wm Andrew Campbell was accepted and the decision to retain PKF was approved by the Board of Directors of the Company.

         During the Company's most recent two fiscal years, the Company has had no disagreements with Wm Andrew Campbell on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Wm Andrew Campbell, would have caused them to make reference to the subject matter in their reports. Wm Andrew Campbell's reports on the financial statements of the Company as of and for each of the years ended December 31, 2002 and 2003 were modified as to uncertainty that the Company will continue as a going concern; other than this, Wm Andrew Campbell 's reports on the above referenced financial statements neither contained an adverse opinion nor a disclaimer of opinion nor were they qualified or modified as to audit scope or accounting principles.

         In addition, Wm Andrew Campbell did not advise the Company with regard to any of the following:

         1. That information has come to the attention of Wm Andrew Campbell, which made them unwilling to rely on management's representations, or unwilling to be associated with the financial statements prepared by management; or

         2. That the scope of the audit should be expanded significantly, or information has come to the attention of Wm Andrew Campbell that they have concluded will, or, if further investigated, might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements, and the issue was not resolved to Wm Andrew Campbell's satisfaction prior to its resignation.

         During the most recent two fiscal years and during any subsequent interim preceding the date of engagement, the Company has not consulted Wm Andrew Campbell regarding any matter requiring disclosure under Regulation S-K,
Item 304(a)(2).

         On December 22, 2004, the Board of Directors of CEEC decided to no longer engage Wm Andrew Campbell as CEEC's independent public accountants. Wm Andrew Campbell's reports on CEEC's consolidated financial statements for each of the years ended December 31, 2002 and 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ended December 31, 2002 and 2003, and through the date hereof, there were no disagreements between CEEC and Wm Andrew Campbell concerning any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Wm Andrew Campbell's satisfaction, would have caused Wm Andrew Campbell to make reference to the subject matter in connection with its report on CEEC's consolidated financial statements for such years. There were no reportable events as defined in Item 304 (a)(l)(v) of Regulation S-K.

         On December 22, 2004, the Board of Directors of CEEC agreed to engage the PKF to serve as CEEC's new independent public accountants for the fiscal year 2004

         During the years ended December 31, 2003 and December 31, 2002,and through the date hereof, CEEC did not consult the PKF with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on CEEC's consolidated financial statements, or any other matter that was either the subject of disagreement (as defined in Item 304 (a)(l)(iv) of Regulation S-K) or a reportable event (as described in Item 304 (a)(l)(v) of Regulation S-K).

ITEM 8A.   CONTROLS AND PROCEDURES

         Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures are effective as of the end of the period covered by this report. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated.

         It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.


ITEM 8B.   OTHER INFORMATION

         Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         Set forth below are our executive officers and directors.


                  NAME                             AGE                                 POSITION
-----------------------------------------         -------         ----------------------------------------------------
Chong Ling Pu                                     46              Chief Executive Officer, President and director
Ren Cai  Ding                                     46              Chief Financial Officer
Jia He  Li                                        62              Chief Operating Officer
Shi Rong Jiang                                    30              Director
Lin Hong Ye                                       62              Director


         Mr. Pu has served as our Chief Executive Officer, President and director since October 2004. Prior to joining the Company, Mr. Pu founded Evergreen and has acted as its chairman and president since April 2004. From May 1999 until April 2004, Mr. Pu was the chief executive officer and general manager of Guangdong Xinxinmei Environmental Protection Company, a majority-owned subsidiary of Evergreen.

         Mr. Ding has served as our Chief Financial Officer since October 2004. From December 2003 until joining the Company, Mr. Ding served as the chief financial officer and financial manager of Guangdong Xinxinmei Environmental Protection Company, a majority-owned subsidiary of Evergreen. From January 2000 until December 2003, Mr. Ding was a financial manager of Guangzhou Yitao Group Co., Ltd., a real estate development company in the PRC. In 1999, Mr. Ding was the chief financial officer and head of the auditing department of Shenzhen Wei Ang Appliance Development Co., Ltd., a household appliance manufacturer in the PRC.

         Mr. Li has served as our Chief Operating Officer since October 2004. Immediately prior to joining the Company, Mr. Li was the assistant to the general manager of Evergreen and the deputy general manager of Guangdong Xinxinmei Environmental Protection Company, a majority-owned subsidiary of Evergreen. From March of 2003 until April of 2004, Mr. Li was the deputy general manager of Baijitan Hot Spring Co., Ltd., a hotel resort and spa operator in the PRC. From 1999 until March of 2003, Mr. Li was a freelance project promoter, developer and designer for various development projects in the PRC.

         Mr. Jiang has served as member of our board of directors since October 2004. From June 2002 until joining the Company, Ms. Jiang served as the assistant to the president with Guangdong Xinsheng Environmental Investment Group Limited. From May 1999 to June 2002, Ms. Jiang was the assistant to general manager with Guangdong Xinxingmei Environment Protection Company, a majority-owned subsidiary of Evergreen.

         Mr. Ye has served as member of our board of directors since October 2004. From May 2000 until joining the Company, Mr. Ye served as the vice president of the Guangdong Branch of the Chinese Academy of Sciences from May 2000.

AUDIT COMMITTEE FINANCIAL EXPERT

         We do not have an audit committee nor do we have a financial expert.

CODE OF ETHICS

         We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at Floor 5, Guowei Building, 73 Xianlie Middle Road, Guangzhou, Guangdong, China.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

         None of our officers, directors or 10% shareholders have filed any of the reports required to be filed under all Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION.

         CASH COMPENSATION OF EXECUTIVE OFFICERS. The following table sets forth the cash compensation paid by the company to its chief executive officer for services rendered during the fiscal years ended December 31, 2004 and 2003.


                                      ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                            ----------------------------------------  ------------------------------
                                                                                  COMMON SHARES
                                                                      RESTRICTED  UNDERLYING
                                                      OTHER ANNUAL    STOCK       OPTIONS GRANTED    ALL OTHER
     NAME AND POSITION       YEAR    SALARY   BONUS   COMPENSATION    AWARDS ($)  (# SHARES)         COMPENSATION
-----------------------------------------------------------------------------------------------------------------
 Chong Liang Pu, Chief       2004   $24,000    -0-         -0-            -0-            -0-             -0-
 Executive Officer           2003   $24,000    -0-         -0             -0-            -0-             -0-



         COMPENSATION OF DIRECTORS. Members of our Board of Directors do not receive cash compensation for their services as Directors, although some Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings. In the future, we may have to consider compensating any outside directors that become members of.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the shares of our common stock as of April 14, 2005 by
(i) each person who is known by us to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise stated, the mailing address for each person identified below is Floor 5, Guowei Building, 73 Xianlie Middle Road, Guangzhou, Guangdong, China. The post code is 510095.

 NAME                             NUMBER OF SHARES             PERCENTAGE OWNED
                           -----------------------------     -------------------

 Chong Liang  Pu                     67,635,000                     67.6%
 Shi Rong Jiang                      5,101,000                      5.10%
 Jia He Li                               0                            0%
 Lin Hong Ye                             0                            0%
 Ren Cai Ding                            0                            0%

         This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, it believes that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 99,999,997 shares of common stock outstanding as of April 14, 2005.

Equity Compensation Plans
-------------------------

         The following table sets forth certain information as of December 31, 2004 concerning our equity compensation plans:

                                   Number of Common
                               Shares to Be Issued Upon          Weighted- Average             Number of Common
                                Exercise of Outstanding          Exercise Price of             Shares Remaining
      Plan Category                     Options                 Outstanding Options         Available for Issuance
--------------------------     --------------------------     -------------------------     ------------------------

                                                     None


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Group paid deposit of $543,478 to Beijing Zhou Cheng Chuang Zha Investment Company Limited for acquisition of property, plant and equipment during the year.

ITEM 13. EXHIBITS.

         INDEX TO EXHIBITS

         2.1      Securities Purchase Agreement and Plan of Reorganization (1)

         2.2 Amendment No. 1 to Securities Purchase Agreement and Plan of Reorganization (1)

         3.3      Certificate of Amended and Restated Articles of Incorporation

         3.4      Amendments to Bylaws

         16       Letter re Change in Certified Registered Public Account (2)

         21.1     List of Subsidiaries

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

_______________

(1) Previously filed as part of the Company's current report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2004.

(2) Previously filed as part of the Company's current report on Form 8-K/A filed with the Securities and Exchange Commission on December 30, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Our board of directors has selected PKF as our independent accountants to audit our consolidated financial statements for the fiscal year 2004. Wm Andrew Campbell previously audited our consolidated financial statements for the two fiscal years ended December 31, 2003 and 2002.


AUDIT AND NON-AUDIT FEES

         Aggregate fees for professional services rendered to us by our accountants for the years ended December 31, 2004 and 2003 were as follows:


              Services Provided                               2004                    2003
              -----------------                               ----                    ----
              Audit Fees...........................         $56,410                  $1,000
              Audit Related Fees...................           -0-                     -0-
              Tax Fees.............................           -0-                     -0-
              All Other Fees.......................           -0-                     -0-
                                                     ----------------------- -----------------------
                      Total........................         $56,410                  $1,000


         AUDIT FEES. The aggregate fees billed by PKF and Wm. Andrew Campbell for the years ended December 31, 2004 and 2003, respectively, were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

         AUDIT RELATED FEES. There were no fees billed for the years ended December 31, 2004 and 2003 for the audit or review of our financial statement that are not reported under Audit Fees.

         TAX FEES. There were no fees billed for the years ended December 31, 2004 and 2003 for professional services for tax compliance, tax advice and tax planning.

         ALL OTHER FEES. There were no billed for the years ended December 31, 2004 and 2003 for services other than the services described above.

PRE-APPROVAL POLICIES AND PROCEDURES

         We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by PKF and the estimated fees related to these services.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHINA EVERGREEN ENVIRONMENTAL CORP.



Date:  April 15, 2005              By:      /s/ Chong Liang Pu
                                       -----------------------------------------
                                       Chong Liang Pu, President and Chief
                                        Executive
Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                    Title                                       Date
---------                    -----                                       ----



/s/ Chong Liang Pu           President, Chief Executive Officer, and     April 15, 2005
------------------------     Director
CHONG LIANG PU



/s/ Ren Cai Ding             Chief Executive Officer                     April 15, 2005
------------------------
REN CAI DING



/s/ Lin Hong Ye              Director                                    April 15, 2005
------------------------
LIN HONG YE



/s/ Shi Rong Jiang           Director                                    April 15, 2005
------------------------
SHI RONG JIANG
