Form 10QSB
period 2005-03-31
China Evergreen Environmental CORP
filed 2005-05-24
CIK 1083459

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

         [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________

Commission File Number 000-26175

                       China Evergreen Environmental Corp.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                                  88-0409151
----------------------------                                 -------------------
(State or other jurisdiction                                    (IRS Employer
of incorporation or organization)                            Identification No.)

                  5/F, Guowei Building, 73 Xianlie Middle Road
              Guangzhou, Guangdong, The People's Republic Of China
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 86-20-8732-7909
                                 ---------------
                           (Issuer's telephone number)


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [X]   No [ ]

         As of May 20, 2005, the Company had 99,999,997 shares of its common stock issued and outstanding.

         Transitional Small Business Disclosure Format (Check one):
                                                                Yes [ ]   No [X]

                         PART 1 - FINANCIAL INFORMATION


                                                                         Page(s)
                                                                         -------
Item 1.           Financial Statements


Unaudited CombinedBalance Sheets
   at December 31, 2004 and March 31, 2005...................................F-1
Unaudited Combined Statements of Operations for the
   three month periods ended March 31, 2005 and 2004.........................F-2
Unaudited Combined Statements of Stockholders' Equity........................F-3
Unaudited Condensed Consolidated Statements of Cash Flows for
   the three month periods ended March 31, 2005 and 2004.....................F-4
Notes to Unaudited Condensed Consolidated Financial Statements...............F-6

                              CHINA EVERGREEN ENVIRONMENTAL CORP

                            Unaudited Consolidated Balance Sheets


                                                                March 31,2005   March 31,2004
                                                                          US$             US$
Current assets
Cash and cash equivalents                                              27,274         355,907
Accounts receivable                                                 9,417,347          89,131
Prepayment, deposits and other receivables                          2,641,524         271,053
Amounts due from related companies                                  3,206,592       7,332,627
Amounts due from directors                                            113,511         448,645
Amounts due from an associate                                       1,749,339              --
Deferred tax assets                                                   190,889         194,465
Total current assets                                               17,346,476       8,691,828

Non-current assets
Infrastructure assets, net                                          5,026,976       1,669,494
Property, plant and equipment, net                                    326,730         340,958
Convertible note receivable                                         1,366,997              --
Deposit paid for acquisition of property, plant and equipment         543,478              --
Interest in an associate                                              381,151         282,077
Total non-current assets                                            7,645,332       2,292,529

Total assets                                                       24,991,808      10,984,357

Current liabilities
Unsecured loan                                                        205,314         265,700
Accounts payable                                                    9,743,644       2,345,948
Accrued liabilities                                                 1,249,253       2,864,549
Amounts due to directors                                              601,723              --
Amounts due to related companies                                    3,789,376       1,210,455
Deposit received for disposal of a subsidiary                         350,514              --
Income tax payable                                                    866,810         281,219
Total current liabilities                                          16,806,634       6,967,871

Minority interests                                                    301,449         444,691

Stockholders' equity
Common stock                                                           83,800       3,792,391
Additional paid in capital                                          3,857,296
Retained earnings / (accumulated deficit)                           3,942,629        (220,596)
Total stockholders' equity                                          7,883,725       3,571,795

Total liabilities and stockholders' equity                         24,991,808      10,984,357


                                             F-1

                       CHINA EVERGREEN ENVIRONMENTAL CORP

                 Unaudited Consolidated Statements of Operations


                             Quarter ended March 31,
                                                           2005            2004
                                                            US$             US$

Revenue (Note 4)                                      1,880,072          79,786

Cost of revenue                                       1,303,239          34,250

Gross profit                                            576,833          45,536

General and administrative expenses                      85,346         101,524

Income / (loss) from operations                         491,487         (55,988)

Other income                                              2,724          11,215

Share of results in an associate                         35,788              --

Interest expense                                          4,415           4,818

Income / (loss) before income tax                       525,584         (49,591)

Income tax expense / (credit)                            52,389          (6,499)

Minority interests                                       45,188          (4,825)

Net income / (loss)                                     428,007         (38,267)

Basic net income / (loss) per share (Note 5)             0.0043         0.00044

                       CHINA EVERGREEN ENVIRONMENTAL CORP
            Unaudited Consolidated Statements of Stockholders' Equity


                                   Additional    Retain earnings/  Total
                      Capital      paid-in-      (Accumulated      stockholders'
                      US$          capital US$   deficit) US$      equity US$

At January 1,2004     3,792,391           --      (182,329)         3,610,062

Net loss                     --           --       (38,267)           (38,267)

At March 31,2004      3,792,391           --      (220,596)         3,571,795

At January 1,2005        83,800    3,857,296     3,514,622          7,455,718

Net income                   --           --       428,007            428,007

At March 31,2005         83,800    3,857,296     3,942,629          7,883,725

                                      CHINA EVERGREEN ENVIRONMENTAL CORP
                                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW


                                                                                     Quarter Ended March 31,
                                                                                   2005                  2004
Cash flows from operating activities:

Net income / (loss)                                                                   428,007         (38,267)

Adjustments to reconcile net income / (loss) to net cash provided by /
  used in operating activities:
     Depreciation and amortization                                                     24,312          28,391
     Provision for inventories                                                             --          12,558
     Decrease in deferred tax assets                                                    9,092           2,930
     Increase / (decrease) in minority interests                                      141,806          (4,824)
     Share of results in an associate                                                 (35,788)             --

Changes in operating assets and liabilities:
     Decrease / (increase) in accounts receivable                                      45,652          (4,772)
     Increase / (decrease) in prepayment, deposits and other receivables           (1,864,159)        912,301
     Increase in accounts payable                                                     988,497         534,938
     Increase in accrued liabilities                                                  723,186       1,838,489
      Decrease in amounts due to directors                                            (91,640)       (740,460)
      Decrease / (increase) in amounts due from related companies                     876,607      (7,078,169)
     Increase in tax payable                                                          240,561         162,403
     Increase in amounts due to related companies                                          --         299,732

Net cash provided by / (used in) operating activities                               1,486,133      (4,074,750)

Cash flows from investing activities:
      Deposit paid for acquisition of property, plant and equipment                        --       2,619,566
      Acquisition of infrastructure assets
                                                                                   (1,742,064)       (686,747)
      (Decrease) / increase in amounts due from an associate                           (4,564)      3,588,452
Net cash (used in) / provided by investing activities
                                                                                   (1,746,628)      5,521,271

Cash flows from financing activities:
       Repayment of borrowing                                                         (48,310)     (1,145,170)

Net cash used in financing activities                                                 (48,310)     (1,145,170)

Net (decrease) / increase in cash and cash equivalents                               (308,805)        301,351

Cash and cash equivalents, beginning of period                                        336,079          54,556

Cash and cash equivalents, end of period                                               27,274         355,907


                                                     F-4

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements of China Evergreen Environmental Corp. (the "Company") and subsidiaries (the "Group") included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company's Form 10-KSB Annual Report, and other reports filed with the SEC.

The accompanying unaudited quarterly consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Group for the periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other quarterly period of or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable quarterly periods include non-recurring expenses associated with the Group's costs incurred to reorganize the Group, raise capital, and stock options and awards. Certain financial information that is not required for interim financial reporting purposes has been omitted.

NOTE 2 - DESCRIPTION OF BUSINESS

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

As a result of the transactions described above, Evergreen became our wholly owned subsidiary. Evergreen, through its three majority owned subsidiaries, Guangdong Xinxinmei Environmental Protection Co. ("XXM"), Beijing Haotai Shiyuan Water Purification Co. Limited ("BJHT) and Shangdong Haiyang Shenshi Environmental Protection Co. Limited ("HY"), provides waste water turn-key engineering, equipment and chemical trading. Evergreen currently holds 90% of XXM. XXM provides turnkey waste water treatment engineering design and contracting. XXM also holds 90% and 35% respectively in the equity interest of the following two water treatment facilities operated through build, operate and transfer (BOT) arrangements with the PRC government: (i) Tianjin Shisheng Water Treatment Co., Limited ("TJSH"), which commissioned water treatment in November 2003 and has a daily treatment capacity of approximately 10,000 cubic meter and;
(ii) Xinle Shengmei Water Purification Co. Limited ("XL"), which also commissioned water treatment in November 2003 and has a daily treatment capacity of 40,000 cubic meter. XXM is retained as the managers to manage both TJSH and XL. The fees from XL and TJSH did not represent a material portion of our revenue during the first quarter of 2005.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IMPAIRMENT OF ASSETS: The Group's policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets. Factors considered in the evaluation include current operating results, trends and anticipated undiscounted future cash flows. An impairment loss is recognized to the extent that the sum of undiscounted estimated future cash flows that is expected to result from the use of the asset, or other measure of fair value, is less than the carrying value.

OTHER INVESTMENT: Other investment includes equity investment in a private company and is carried at fair value. Unless there has been a permanent impairment to the value of the investment, the change in fair value is reported as a separate component of other comprehensive income or loss. Permanent impairment to the value of the investment is recognized in the consolidated statements of operations.

REVENUE RECOGNITION: Revenue from fixed price long-term contracts is recognized on the percentage of completion method for individual contracts. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs. The use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price agreements is of relatively short duration, we use the completed contract method of accounting whereby revenue is recognized when the work is completed. Revenue arising from waste water treatment is recognized based on waste water treated as recorded by meters read during the quarter.

INCOME PER SHARE: Basic income per share is computed by dividing the net income for the year by the weighted average number of common shares outstanding during the year. Diluted income per share is computed by dividing the net income for the year by the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, unvested restricted common stock and contingently issuable shares that are probable of being issued, are included in diluted income per share to the extent such shares are dilutive. In accordance with SFAS 128, "Earnings Per Share", the Company uses income from continuing operations, net of income taxes as the "control number" in determining whether common equivalent shares are dilutive or anti-dilutive in periods where discontinued operations are reported.

NOTE 4 - REVENUE

Revenue increased 1,075% from $0.16 million in the first quarter of 2004 to $1.88 million in the quarter of 2005. The first quarter of 2005 increase in net sales was primarily for the Company's provision of design, engineering and contracting of the turnkey waste water treatment facility in Le Chang City or Le Chang Project, Guangdong Province, PRC. The percentage of net sales attributable to operating the BOT waste water treatment plants and potable water plants was not significant in the first quarter of 2005.

NOTE 5 -  BASIC NET INCOME PER SHARE

The basic net income per share is calculated using the net income and the weighted average number of shares outstanding during the year.

                                                   Quarter ended March 31,
                                                  2005                 2004
Net income / (loss)                          $    428,007          $    (38,267)
Weighted average number of
common shares outstanding                      99,999,997            86,970,079

Basic net income / (loss) per share                0.0043               0.00044

NOTE 6 - SUBSEQUENT EVENTS

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

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


FORWARD-LOOKING INFORMATION

Much of the discussion in this Item is "forward looking" as that term is used in
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders; and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-QSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-QSB.

RESULTS OF OPERATIONS

The following table sets forth the items in our consolidated statements of operations for the periods indicated.


                                                    QUARTER ENDED MARCH 31,
                                                    2005                2004

Revenue....................................    $  1,880,072            79,786
Cost of revenue............................      (1,303,239)          (34,250)
Gross profit...............................         576,833            45,536
General and administrative.................         (85,346)         (101,524)

Income / (loss) from operations............         491,487           (55,988)
Other income...............................           2,724            11,215
Share of results in an associate...........          35,788                --
Interest expense...........................          (4,415)           (4,818)
Income / (loss)before income tax...........         525,584           (49,591)
Income tax expense / (credit)..............         (52,389)            6,499
Minority interests.........................         (45,188)            4,825
Net income / (loss) .......................         428,007           (38,267)

For the three months ended March 31, 2005 , we achieved sales of $1,880,072. Approximately $1,812,000 or 96.4% of the sales were mainly derived from completion of design, engineering and contracting services of one turnkey engineering waste water project in Le Chang City ("Le Chang Project") in Guangdong, China. And $68,478 or 3.6% of the sales were derived from the Build Operating Transfer (or "BOT") projects from Tianjin Shisheng Water Treatment Co., Limited ("TJSH"), a 90% held subsidiary of our Company's subsidiary Guangdong Xinxinmei Environmental Protection Co. Limited..

REVENUE. Revenue increased 2,256% from $0.08 million in the first quarter of 2004 to $1.88 million in the first quarter of 2005. The first quarter of 2005 increase in net sales was primarily for the Company's completion of design, engineering and contracting of the turnkey waste water treatment plant or Le Chang Project. The fee generated by completing the Le Chang Project accounts for 96.4% of the sales during the first quarter 2005. The percentage of net sales attributable to operating the BOT waste water treatment plants accounts for only 3.6% in the first quarter of 2005.

We expect the fees from operating the BOT projects should increase in the following quarters of 2005 following the completion of BOT waster water treatment facilities including Shangdong Haiyang Shenshi Environmental Protection Co. Limited (or "HY") in the second quarter of 2005 and Beijing Haotai Shiyuan Water Purification Co. Limited (or "BJHT") in the third quarter of 2005.

GROSS PROFIT. Gross profit increased 1,167% from $45,536 in the first quarter of 2004 to $576,833 in the first quarter of 2005. Gross profit as a percentage of net sales decreased from 57.07% in 2004 to 30.68% in 2005. The increase in gross profit for this period was primarily the result of increase in Company's revenue.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased 16% from $101,524 in the first quarter of 2004 to $85,346 in the first quarter of 2005, and as a percentage of net sales, decreased from 127% to 4.5%.

NET INCOME / (LOSS). The company made a net loss of $38,267 in the first quarter if 2004 and a net income of $428,007 in the first quarter of 2005. The increase in net income for the first quarter of 2005 was primarily the result of increase in net sales.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had $27,274 in cash and cash equivalents. During the first quarter of 2005, the Company's net cash resources were increased by approximately $1,486,133. For the same period, the Company repay the borrowing $48,310.

The Company has an unsecured revolving credit loan of about $205,000 with a Chinese bank which is interest bearing at 6.64% per annum.

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

Based on the Company's 2005 forecasted business plan, the Company will require to raise long-term capital to fund its BOT projects and proposed acquisition of a waster water facility and a potable water facility in Qiyuan, Henan.

We anticipate raising capital from outside investors coupled with bank or mezzanine lenders to fund the Company's expansion plan. As of the date of this report, we have not entered into any negotiations with any third parties to provide such capital. We anticipate that our current financing strategy of private debt and equity offerings will meet our anticipated objectives and business operations for the next 12 months. We continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies include revenue recognition, impairment of assets and accounting for allowance of accounts receivable.

REVENUE RECOGNITION. -- Revenue from fixed price long-term turnkey engineering contracts is recognized on the percentage of completion method for individual contracts. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs. The use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion.

Changes in job performance, estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price turnkey engineering contracts is of relatively short duration, we use the completed contract method of accounting whereby revenue is recognized when the work is completed.

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

ALLOWANCES FOR ACCOUNTS RECEIVABLES. The Group's provisioning policy for bad and doubtful debt is based on the evaluation of collectability and aging analysis of accounts receivables and on management's judgment. The Group does no require collateral or other security to support client's receivables. The Group conducts periodic review of its clients' financial condition and customer payment practice to minimize collection risk on accounts receivables. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. During the first quarter of 2005 financial period, the Group had not made any allowance for doubtful debts.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3.           CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits.

         (a)      Index to Exhibits
                  -----------------

                      Exhibit 31.1             Section 302 Certification

                      Exhibit 32.1             Section 906 Certification

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             China Evergreen Environmental Corp.
                                             (Registrant)


Dated:  May 23, 2005                         By:  /s/ Chong Liang Pu
                                                 -------------------------------
                                                 Chong Liang Pu,
                                                 Chief Executive Officer

Dated:  May 23, 2005                         By:  /s/ Ren Cai Ding
                                                 -------------------------------
                                                 Ren Cai Ding,
                                                 Chief Financial Officer