Form 10KSB/A
period 2004-12-31
China Evergreen Environmental CORP
filed 2005-07-15
CIK 1083459

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                  FORM 10-KSB/A

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                      -OR-

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________


                        COMMISSION FILE NUMBER 000-26175

                              --------------------

                    CHINA EVERGREEN ENVIRONMENTAL CORPORATION
           (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

              NEVADA                                           88-0409151
  (STATE OR OTHER JURISDICTION OF                            (IRS EMPLOYER
  INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

                            FLOOR 5, GUOWEI BUILDING
                             73 XIANLIE MIDDLE ROAD
                       GUANGZHOU, GUANGDONG, CHINA 510095
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (86-20) 87327909
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                              --------------------

          Securities registered pursuant to section 12 (b) of the Act:
                                      NONE

           Securities registered pursuant to section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.03 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. |X|

     The registrant's revenues for its most recent fiscal year were $9,366,513.

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of July 12, 2005 was approximately $4,362,240.

     The number of shares of the common outstanding as of July 12, 2005 was 99,999,997.

     DOCUMENTS INCORPORATED BY REFERENCED: NONE.

                                EXPLANATORY NOTE

     China Evergreen Environmental Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-KSB for the year ended December 31, 2004 to provide additional disclosure concerning the business of the company and to file as exhibits certain contracts.

     The Items in our Form 10-KSB for the year ended December 31, 2004 that are substantially amended and restated are as follows: Part I: Item 1 - Description of Business; and Part III: Item 13 - Exhibits.

     The remaining Items contained within this Amendment No. 1 to Annual Report on Form 10-KSB substantially consist of all other Items originally contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004 in the form filed on April 15, 2005, except for certain editorial changes of a non-substantive nature and to update certain other disclosures.

     UNLESS OTHERWISE INDICATED, ALL REFERENCES TO OUR COMPANY INCLUDE OUR WHOLLY AND MAJORITY OWNED SUBSIDIARIES.

     ALL OF OUR SALES AND EXPENSES ARE DENOMINATED IN RENMINBI ("RMB"), THE NATIONAL CURRENCY OF THE PEOPLE'S REPUBLIC OF CHINA. SOLELY FOR THE CONVENIENCE OF THE READER, CERTAIN FINANCIAL INFORMATION AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004 HAVE BEEN CONVERTED INTO UNITED STATES DOLLARS. ASSETS AND LIABILITIES ARE TRANSLATED AT THE EXCHANGE RATE IN EFFECT AT PERIOD END. INCOME STATEMENT ACCOUNTS ARE TRANSLATED AT THE AVERAGE RATE OF EXCHANGE PREVAILING DURING THE PERIOD. NO REPRESENTATION IS MADE THAT THE RMB AMOUNTS COULD HAVE BEEN, OR COULD BE, CONVERTED INTO UNITED STATES DOLLARS AT THAT RATE OR AT ANY OTHER CERTAIN RATE AS OF THE RESPECTIVE DATES OR AT ANY OTHER DATE.

     THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"), INCLUDING STATEMENTS, WITHOUT LIMITATION, REGARDING OUR EXPECTATIONS, BELIEFS, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. WE INTEND THAT SUCH FORWARD-LOOKING STATEMENTS BE SUBJECT TO THE SAFE-HARBOR PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS RELATE TO, AMONG OTHER THINGS: (1) EXPECTED REVENUE AND EARNINGS GROWTH; (2) ESTIMATES REGARDING THE SIZE OF TARGET MARKETS; AND (3) REGULATION OF OUR INDUSTRIES AND MARKETS BY THE CHINESE GOVERNMENT. THESE STATEMENTS ARE QUALIFIED BY IMPORTANT FACTORS THAT COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED BY THE FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THOSE RISK FACTORS DESCRIBED ELSEWHERE IN THIS ANNUAL REPORT.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     We are a leading waste water engineering company in the People's Republic of China (the "PRC"). Through our majority owned subsidiaries, we are engaged in the design, construction, implementation of and investment in industrial and municipal waste water treatment facilities throughout the PRC.

     We provide turnkey waste water treatment engineering design and contracting. We hold 90% and 35%, respectively, of the equity interest in the following two water treatment facilities operated through build, operate and transfer (BOT) arrangements with the PRC government: (i) Tian Jin Shi Sheng Water Treatment Company Limited ("TJSH"), which commissioned water treatment in November 2003 and has a daily treatment capacity of approximately 10,000 tons; and (ii) Xin Le Sheng Mei Water Purifying Company Limited ("XL"), which also commissioned water treatment in November 2003 and has a daily treatment capacity of 40,000 tons. We have been retained as the manager to manage both TJSH and XL. The fees from XL and TJSH did not represent a material portion of our revenue during 2004.

     We also developed a BOT water treatment facility project in Hai Yang City with capacity of 20,000 tons per day. We began constructing this project in April 2004 and completed the project and commenced water treatment in June 2005. We are also developing another BOT water treatment facility project in Beijing with planned capacity of 20,000 tons per day. We began construction of this project in July 2004 and expect the completion of the project and commencement of water treatment by September 2005. The fees from these projects are expected to strengthen our net sales in the future.

CORPORATE HISTORY

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

     On October 15, 2004, we were the subject of a reverse acquisition by Evergreen Asset Group Limited, an International Business Company organized under the laws of the British Virgin Islands ("Evergreen"), pursuant to which we acquired 100% of the outstanding shares of Evergreen capital stock in exchange for a controlling interest in our common stock. Pursuant to a securities purchase agreement dated September 9, 2004, as amended, we issued 83,500,000 shares of our common stock (representing 83.5% of our outstanding capital stock) in exchange for all of the issued and outstanding shares of Evergreen capital stock transferred to us by the Evergreen shareholders at the closing. At the close of the reverse acquisition, all of our pre-closing officers and directors resigned and our current officers and directors were appointed to serve in their present capacities. Following the close of the reverse acquisition, we changed our corporate name from Discovery Investments, Inc. to China Evergreen Environmental Corporation.

     In April 2005, we conducted a private placement of 20 investment units, at $25,000 per unit, for gross proceeds of $500,000. Each unit consisted of (a) a 12% convertible debenture in the original principal amount of $25,000, convertible into shares of our common stock at the rate of the lesser of (i) $0.20 per share or (ii) a 10% discount to the price per share of common stock (or conversion price per share of common stock) of the next private placement conducted by us prior to any conversion of the debenture, and (b) 125,000 detachable warrants to purchase one share each of our common stock at an exercise price of $0.20 per share, expiring ten years from their date of issuance. The debentures are due and payable August 1, 2005. We granted the investors limited registration rights for the common shares underlying their debentures and warrants. Westminster Securities Corporation acted as placement agent for this offering on our behalf.

     Our executive offices are located at Floor 5, Guowei Building, 73 Xianlie Middle Road, Guangzhou, Guangdong, China; telephone number (86-20) 87327909.

OUR BUSINESS

     GENERAL

     We are a leading waste water engineering company in the People's Republic of China (the "PRC"). Through our majority owned subsidiaries, we are engaged in the design, construction, implementation of and investment in industrial and municipal waste water treatment facilities throughout the PRC.

     Our business was originally established in 1999 by our Chairman, Mr. Chong Liang Pu, with a focus on developing innovative biochemical technologies and processes for waste water treatment. We have the exclusive rights to MHA biological treatment processes technologies ("MHA") and GM Bio-carriers. Both are the subject of patents owned by our Chairman, Mr. Pu, and we have acquired the exclusive rights pursuant to a license agreement with Mr. Pu. Both technologies were developed to improve the efficiency and effectiveness of waste water treatment processes and reduce the initial investment and on-going operating cost of waste water treatment facilities.

     We have applied biotechnological processes to waste water treatment and have developed relationships with the Chinese environmental authorities at both national and provincial levels throughout China. Since 2000, we have successfully completed the design and construction of over 14 waste water facilities across China with total daily capacity of over 120,000 tons (inclusive of three BOT waste water treatment facilities with daily capacity of 70,000 tons). Our customers include municipal governments, food processing and beverage companies and industrial companies.

     Because of these achievements, we have been recognized as a "Key Enterprise in Environmental Industry in PRC" by the General Bureau of Environmental Protection of China and are viewed as a "High-Tech Enterprise" by the Bureau of Science and Technology of Guangzhou, PRC.

     INDUSTRY BACKGROUND

     WASTE WATER TREATMENT MARKETS IN THE PRC. The waste water treatment business is in a developmental stage in China. Following decades of rapid industrialization and urbanization resulting from China's breakneck economic expansion, demands for urban and industrial waste water treatment are immense. In 2002, total volume of municipal and industrial waste water produced reached 23 billion and 26 billion tons, respectively, of which only approximately 25% was treated in some form. The government, which views environmental issues as a policy priority, has targeted a 90% treatment ratio by 2030. This targeted growth, combined with a policy of privatizing all existing government facilities, is resulting in extraordinary high levels of expansion in an industry that did not effectively exist until the 1980s.

     In order to promote investment in the waste water treatment industry, the central government has created incentives such as tax relief and higher throughput fees which can improve the profitability of certain municipal projects.

     FRESH WATER MARKETS. Before 2003, the facilities for fresh water supply in the PRC were owned and operated by the agencies of local governments. As industrial, economic and population growth and chronic pollution has placed intense demands on the water supply in China, the fresh water supply has had a serious shortage. Similar to the waste water treatment industry, the PRC government has opened up the fresh water supply business to private sector and international operators.

     OUR BUSINESS ACTIVITIES

     There are different types and quantities of pollutants in water due to the environment, conditions and purpose for which the water is used. Municipal water has organic matters including nitrogen and phosphorus. The composition of such municipal wastewater is relatively stable. In contrast, pollutants in water discharged from industries include organic pollutants, inorganic matters, metal ions and salt ion. We adopt varying treatment processes for different industrial wastewater.

     We provide turn-key engineering, equipment and chemical sales for industrial and municipal waste water treatment facilities in China. We also invest in, manage and operate our own water treatment facilities through BOT arrangements in the PRC.

     TURN-KEY WASTE WATER ENGINEERING. We provide turn-key waste water treatment engineering services to both public and private sectors. Our public sector clients include municipal governments at the city, district and town levels. Our private sector clients include heavy industries, such as steel, car manufacturing, electronic; light industries, such as chemical, food and beverage, paper, printing and breweries; and others, including hospitals and the pharmaceutical industry. The industrial wastewater qualities differ due to the different industrial products and manufacturing processes.

     These contracts are awarded either by public tender or by direct contract. A typical turn-key waste water treatment project can be classified into three phases; (1) survey and design, (2) construction and equipment installation, and
(3) operation and management services.

     From 2000 to 2004, we completed the following turnkey projects: Yongji Development Zone Wastewater Treatment Plant (Phase 1), Guangdong Nanhai City Jinsha Town Wastewater Treatment Plant, Guangdong Sanshui Baini Wastewater Treatment Plant and Guangzhou Yantang Wastewater Treatment Plant. The following table sets forth the Company's turnkey projects which are still in process:

NAME OF
NEW TURN-KEY PROJECT                     CAPACITY/PER DAY             DATE OF COMMENCEMENT
--------------------                     ----------------             --------------------
Lechang Wastewater Treatment Plant.         12,500 tons       Commenced in May 2005 and expected to
(Phase 1)                                                     handover in the end of 2005
Tianjin City Meichang Town Wastewater        3,000 tons       Expected to commence in July 2005
Treatment Plant

     INVESTMENT IN BOT WASTE WATER TREATMENT FACILITIES. We also invest in waste water treatment facilities through BOT arrangements. BOT projects provide us with a stable and guaranteed income source under a long-term (usually 20-30 year) contract granted by municipal governments to build and operate a waste water plant. BOT project land is typically contributed by the municipal government with the operator providing investment and daily management. After the contract period, the project is transferred to the local government. After we secure a contract for a BOT project from a municipal government and the financing for such project is in place, we will proceed to construct the facility. We will own and operate the facility after the project is completed. The typical capital return period of a BOT project is approximately 5-6 years if it is not divested earlier.

     The following table sets forth the BOT projects which we have completed or are in process:

                                                                           OPERATION    DATE OF
NAME OF BOT PROJECT                OUR INVESTMENT     CAPACITY/PER DAY       PERIOD     COMMENCEMENT
-------------------                --------------     ----------------    -----------   ------------
Tianjin Wuqing Wastewater           RMB 9 million        10,000 tons       20 years     November 2003
Treatment Plant (Phase 1)

Xinle Wastewater Treatment Plant   RMB 34 million        40,000 tons       22 years     October 2003

Haiyang Wastewater Treatment       RMB 30 million        20,000 tons       22 years     June 2005
Plant

Beijing Tianzhu Wastewater         RMB 20 million        20,000 tons       25 years     Operation expected to
Treatment Plant (Phase 1)                                                               commence in third
                                                                                        quarter of 2005

Handan Fengfeng Mining Area       RMB 29.25 million      33,000 tons       22 years     Operation expected to
Wastewater Treatment Plant                                                              commence in first
(Phase 1)                                                                               quarter of 2006

     OUR PRODUCTION PROCESS

     Though the chemicals used for treating municipal and industrial wastewater qualities are different due to the different sources of wastewater for municipal wastewater treatment and different industrial product and manufacturing process for industrial wastewater treatment, the treatment process is largely similar.

     During the wastewater treatment process, the wastewater is first collected by a pipeline network system and then transported to a sand sedimentation pool. The wastewater will then go through the MHA waste water treatment process, which is a natural, chemical free, biological and mineral based process that facilitates the rapid growth of bacteria in order to improve the efficiency of degrading the micro-organism materials in the wastewater and for more efficient operation and reduced energy consumption. After the MHA waste water treatment process, the wastewater is then transported to the sedimentation pool to remove the fine particles in the wastewater. The wastewater will then be sterilized in the sterilization pool and be transported to the water outlet.

     OUR PROJECT MANAGEMENT PROCESS

The following is the flow chart of our project management process for both turn-key wastewater engineering projects and BOT projects:

   Market     -->  Project   -->  Tender   -->  Design and   -->  Procurement  ------
Intelligence       Tracking       Process       Development                         |
                                                                                    |
 ------------------------------------------------------------------------------------
 |
 |                                                            Fine-tuning
 ---->  Assembly and  -->   Testing  -->  Commissioning  -->  and On-site  -->  Quality Control
        Installation                        /Handover           Service

     MARKET INTELLIGENCE. The starting point for all our projects is market intelligence so that our management is able to decide which projects they wish to secure for the benefit of the Company. Our marketing personnel are in charge of market information on potential projects on a regular and ad-hoc basis. Our management is able to identify and decide on projects which we may potentially bid for.

     PROJECT TRACKING. Based on the information gathered through market intelligence and the subsequent comprehensive analysis conducted on such information, our management will decide on which projects to pursue. We carry out internal evaluations which consist of three steps: initial evaluation, revaluation and valuation by professional. We also engage external advisors to carry out external evaluation. We will then embark on determining what the tender rules and conditions are and the capital requirements and technologies used for the project. Project tracking allows us to plan ahead and make the necessary cost planning.

     TENDER PROCESS. Once we decide to proceed to tender for a particular project, we will form a tender committee comprising marketing personnel and technical personnel, who will be responsible for compiling the tender documents to be submitted for tender within the stipulated deadline. The tender committee will compile internal costing and budgetary estimates of labor and material costs based on quotations from the relevant suppliers and factor in a suitable profit margin in determining our tender pricing.

     DESIGN AND DEVELOPMENT. After signing of the contract, we will appoint a project team to be responsible for the execution of the project, including an ad-hoc research and development team to handle the design and development of that particular project. The research and development team will follow our overall guidelines to analyze, assess and determine the design and specifications of a system which will ensure that all of our customers' requirements are met. The design and development process includes collection of information, site survey, key design concept, design specification, individual design, evaluation, revaluation and issue for construction. In addition to our own design and development capabilities, we have also entered into collaboration arrangements with other parties to test our equipment to ensure its suitability and effectiveness.

     PROCUREMENT. After the necessary design and analysis, the specifications of the system are confirmed, and our procurement department will proceed to purchase all the materials and equipment required or appoint appropriate sub-contractors to carry out certain parts of the project.

     CONSTRUCTION. The construction process includes subcontracting and site supervision. During construction, we will send site representative to control and supervise the construction.

     ASSEMBLY AND INSTALLATION. We will carry out assembly and installation of equipment and/or system and coordinate the assembly and installation fully with the construction process to ensure all equipment and/or system are properly assembled and installed. We will send technical staff to assist and guide the assembly and installation.

     TESTING. After the equipment and/or system has been assembled and installed, we will test the system in accordance with industrial and national rules and regulations formulated by the relevant PRC authorities.

     COMMISSIONING AND FINE-TUNING. For turnkey projects, should the system pass all tests, we will proceed to hand over the system to our customers. 5%-10% of the total contract value will be will be treated as retention monies during the warranty period of up to 12 months requirement. Our technical personnel will carry out fine-tuning and on-site services. After successful commissioning of the entire system, the retention monies will be paid by our customers to us after the warranty period of up to 12 months. For BOT projects, the plant will start operation after passing all tests. The technical team will carry out fine-tuning and on-site services. The operation team will follow the operational guidelines and monitor the quality of treated water.

     COMPETITION

     We believe our main competitor is Beijing Capital Co., Ltd., a subsidiary of Capital Group, which has identified investment, development, operation and management in Chinese water industry as its core business. Beijing Capital provides comprehensive environment management service. Beijing Capital's key advantages over us are capital resources and strong human resources as they are a long-standing, leading environmental enterprise. We also compete with several other environmental and water treatment companies. We believe that we compete primarily on the basis of contract pricing. Though many of our competitors offer similar but less cost effective services, they may have greater financial resources and hence be able to secure contracts with reduced operating margins but more competitive pricing. However, we believe having access to the capital market in the United States through our public listing will help to differentiate us from our competition. Another area of competition comes from local protectionism where local governments wish to protect local environmental businesses. In order for us to overcome this kind of competition, we rely on our financial and technical resources.

     OUR COMPETITIVE STRENGTHS

     Based on the performance of our projects, we believe that we are a leading provider of waste water engineering company in PRC. Key elements of our competitive strengths include:

     SUFFICIENT CAPITAL RESOURCES. The threshold of capital requirements for entering the waste water treatment segment and the initial capital investment of waste water treatment facilities and projects, especially BOT projects, is relatively high. Based on our good track record and relationships with local governments in China, we believe we are capable of obtaining sufficient capital resources to fund our operation of projects and expansion plan.

     EXPERIENCED MANAGEMENT TEAM AND STRONG RESEARCH AND DEVELOPMENT CAPABILITY. We have a qualified and experienced management team and staff who possess strong technical capabilities and who specialize in project management, project design and research and development in relation to the water purification and wastewater treatment industry. Among our senior management, most possess degrees or senior technical qualifications. Members of our senior management team also have prior experience in managing large corporations and are familiar with all levels of management. Most of our management and staff have strong technical expertise and are professionally trained.

     We place great emphasis on technical research and development, and typically set up research and development teams for specific projects to handle the design, development and improvement of such projects.

     We also keep track of the latest developments in water treatment technology through our advisors and consultants who are experts in the water purification and waste water treatment industry. We have established a long-term cooperation with the Chinese Academy of Science at Guangdong and a number of universities to maintain its superiority in developing innovative wastewater treatment technology.

     We believe that our management experience and our strong technical capabilities provide us with a competitive edge over our competitors.

     GOOD TRACK RECORD AND PROFESSIONAL QUALITY. We believe that our good track record and goodwill that we have built up in the provision of water treatment systems for the municipal government and industrial waste water treatment give us an edge over our competitors. Due to our strong track record, we have been awarded various certifications by different environmental institutions, including certifications of Quality Facility for Environmental Protection, Gold Price of 2nd Chinese Patent Technology Fair, World Chinese Scientific and Technology Invention Prize, certificates of "Quality Branded Environmental Protection" and "Asia International Scientific and Technology Improvement Prize". These certificates typically strengthen our ability to tender for BOT projects with the municipal government and also turnkey projects for industrial waste water treatment.

     EFFECTIVE MARKET NETWORK. We emphasize the importance of marketing and have people specialized in promotion of our company and securing projects. We have an extensive marketing network in Shangdong, Tianjin, Neijing, Handan Hebei, Xianyang Shangxi and Guangdong, where we have BOT projects. Such offices provide feedback on market intelligence and deal with existing and potential customers. Project selection is partially based on intelligence feedback from these networks. We retain a team of former senior government officials with considerable influence on local and central governments in China. This team identifies and helps to secure major environmental projects for the group. The team also provides timely feedback of market conditions and deal with our existing and potential customers regularly.

     LONG-TERM RELATIONSHIPS WITH ACADEMIC INSTITUTIONS. We have good and long-term relationships with Guangdong Province Environmental Protection Design Institute and North-Eastern Environmental Protection Design Institute, who provide important technical support in design and project execution.

     CUSTOMERS, SALES AND MARKETING

     Many of our principal customers are local governments, food and beverage processing companies and industrial companies that use our technologies to treat their waste water.

     Our largest customers have historically accounted for a significant percentage of our net sales. Net sales to our largest customer, True Global Limited, accounted for approximately 97% of our net sales in 2004. We sold our investment in a BOT project, Xian Yang Bai Cheng Environmental Protection Co. Ltd., in the fourth quarter of 2004 to True Global Limited.

     We market and sell our products through our direct sales force and independent sales representatives throughout the PRC. Our sales and marketing team is responsible for evaluating the marketplace, generating leads and creating sales programs. We use a "Project-Company" strategy for each BOT project, establishing a company in the location of the project, responsible for construction and operation of the project. Through establishing a good relationship with the local government, the Project-Company markets its business in the location. Our on-site direct service organization provides ongoing services to customers using our products.

     In order to compete effectively, we focus on projects of a scale between 10,000 tons and 50,000 tons of waste water per day, where we can achieve a balance between economies of scale arising from our technology and our available capital base.

     RESEARCH AND DEVELOPMENT

     Our research and development efforts are directed toward enhancing our existing technology and products and developing our next generation of technology.

     We have the exclusive rights to MHA biological treatment processes technologies ("MHA") and GM Bio-carriers. Both are the subject of patents owned by our Chairman, Mr. Pu, and we have acquired the exclusive rights pursuant to a license agreement with Mr. Pu. We have applied both technologies to improve the efficiency and effectiveness of waste water treatment processes as well as to reduce the initial investment and on-going operating cost of waste water treatment facilities. The advantages of MHA are:

     o Proprietary design of water flow control mixer to ensure even distribution of waste treatment bacteria in the treatment facility.
     o Proprietary design of no-oxygen, low-oxygen and oxygen tanks to reduce energy consumption and ensure low sludge build up in the treatment process.
     o Proprietary blend of waste water treatment bacteria (i.e., photosynthetic, lactobacillus, yeast, streptonyces, etc.) of over 50 types of different degradation and effectiveness to achieve toxic, aromatic and micro-organism free water of release.

The following chart shows the comparison of percentages of saving between using MHA and traditional waste water treatment technology.

PERCENTAGE OF SAVINGS THROUGH MHA TECHNOLOGY

 [THE FOLLOWING TABLE WAS REPRESENTED BY A BAR GRAPH IN THE PRINTED MATERIALS]


                    Land   Electricity   Residual   Operation
                     Use       Cost       Sludge       Cost
                  --------------------------------------------
Conventional        100%       100%        100%        100%
MHA                  60%        70%         70%         70%


     GM biological-carrier is a natural, chemical-free, biological and mineral based process that facilitates the rapid growth of bacteria in order to improve the efficiency of degrading the micro-organism materials in the waste water. Installation of such carriers into the waste treatment process facilitates bacterial growth for more efficient operation and reduced energy consumption.

     Currently we are developing technology with universities and research institutions in Guangdong Province and have on staff a chief scientist, who is a researcher in the field of environmental protection, and two research fellows. We are planning to invite additional experts in the waste water treatment field to join our company.

     QUALITY CONTROL

     Our quality control department is headed by Ying Mo Zhang, who has more than 30 years of relevant experience. Mr Zhang has been an engineer and a general manager at several companies, and Vice Chairman of our company, and he is familiar with resource allocation, quality control and environmental facility management control.

     To ensure the quality of our products and services, we carry out stringent quality control checks at every stage of project execution.

     QUALITY CONTROL DURING DESIGN, RESEARCH AND DEVELOPMENT. The design of every project is carried out by our experienced staff following strict guidelines. We have also established a three-tier examination and verification system. A strict examination and approval system is also adopted in respect of any design changes.

     QUALITY CONTROL DURING PROCUREMENT. To ensure the quality of equipment and materials procured, we maintain a list of suppliers and sub-contractors whose goods and services meet our quality control standards. We purchase our materials and equipment only from these suppliers, and such materials and equipment are subject to further inspections and checks by our quality control staff upon arrival at our production facilities. Goods which do not meet our quality control standards are rejected.

     QUALITY CONTROL DURING ASSEMBLY AND INTEGRATION. As a general policy, our sub-contractors selected and appointed by us to carry out engineering, assembly and integration works should be long established and have good track records.

     QUALITY CONTROL DURING DELIVERY AND INSTALLATION. To ensure that our qualified sub-contractors comply with our quality control standards during delivery and installation, we also task our engineers with formulating a quality control and progress plan, and to identify the key quality control points of the delivery and installation procedure. Such engineers will supervise our sub-contractors during delivery and installation.

     QUALITY CONTROL DURING OPERATION FOR BOT PROJECTS. Our operation team starts their training prior to the commencement of operation. After test run and commissioning, the operation team will take over the operation. We have very strict guidelines for the operating team to ensure quality of clean water. A production report is to be faxed to the head office everyday and we will perform regular tests to ensure the treated water meet high quality standard. We also conduct regular training to ensure that our operation teams are equipped with the latest know-how.

     COOPERATIVE PARTNERS AND SUPPLIERS

     We outsource the design and construction of our subsystems to a number of cooperative partners and key suppliers and maintain close relationships with them. Our cooperative partners include East-North Design Institution of China Civil Engineering, Guangzhou Design Institution of Environmental Protection Engineering, and the 20th Group of China Railway Company. There are three main types of equipment for our waste water treatment and potable water projects: (i) electrical equipment which includes various types of sewage pumps, slush pumps and other water pumps, separators, sludge scrapers, mixers, air compressors, filters, dehydrators, blow fans, etc; (ii) automated control systems and electrical parts; and (iii) various test, analysis, detection and monitoring instruments. All purchases from foreign companies are made through their authorized dealers/agents in the PRC. We adhere closely to the principles of total quality management. Our customers, suppliers and employees are encouraged to provide feedback and suggestions for improvements in products and services.

     The following table sets forth our major suppliers of equipment and materials:

          COMPONENT, RAW MATERIALS AND         OUR MAJOR SUPPLIERS
          EQUIPMENTS
          Waste water treatment analytical     Hach Company
          instruments
          Blow fan systems                     HV-Turbo A/S

          Sewage pumps, slush pumps, other     German Pump Industry Company
          water pumps and mixers

          PLC automated control systems        Mitsubishi Electric

          Electrical parts                     Schneider Electric Low Voltage
                                               (Tianjin) Co.
          Automated systems                    Xian Huiyou Automated Engineering
                                               Company

     INTELLECTUAL PROPERTY

     We seek to protect our intellectual property by way of our license rights to patents on proprietary features of our advanced bio-chemical treatment technology and processing systems for waste water treatment and by challenging third parties that we believe infringe on our licensed patents. We have obtained the exclusive right to use two patents owned by our Chairman, Mr. Pu, for our MHA and GM Bio-carriers technologies. We also protect our intellectual property rights with nondisclosure and confidentiality agreements with employees, consultants and key customers.

EMPLOYEES

     As of December 31, 2004, we had 52 employees, of whom 8 were engaged in sales, marketing and service, 12 in research, development and engineering, 25 in finance and administration and 7 in operations. None of our employees are represented by a collective bargaining agreement, and we believe that we have satisfactory relations with our employees.

ENVIRONMENTAL

     One of our core values is protecting the environment in which we operate and the environment in which our equipment operates. Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effects on our capital expenditures, earnings or competitive position. We do not anticipate any material capital expenditures for environmental control facilities in 2005.

REGULATION

     China's numerous ongoing water reforms are moving toward a user-pay market-driven sector. Legislation serves as the basis to regulate and enforce these reforms. The Water Resource Law, amended and put into effect on October 1, 2002, significantly changes water resource management systems, water resource protection, water conservation, and legal responsibilities.

     ENVIRONMENTAL LAWS AND REGULATIONS

     In China, environmental laws and regulations are stipulated and implemented through legislation and through administrative authorities at various levels of government. Current environmental laws and regulations can be classified into two categories: environmental management and environmental pollution prevention and control. All environmental laws and regulations are stipulated on the basis of the Environmental Protection Law (EPL). EPL, effective in December 1989, sets the framework for environmental management and pollution control legislation in China.

     ENVIRONMENTAL MANAGEMENT LAW AND REGULATION. China's environmental management measures include environmental impact assessment (EIA), the Three Synchronies Policy, permitting requirements, and reporting requirements. Each of these is described below:

     1. ENVIRONMENTAL IMPACT ASSESSMENT. The 1989 Environmental Impact Assessment Law was revised in October 2002. These revisions became effective in September 2003 and apply to all construction projects that may negatively impact the environment. An EIA must be prepared during the project feasibility stage to assess the project's environmental impact. EIA approval is necessary to secure a construction and operating permit.

     2. THREE SYNCHRONIES POLICY. Article 26 of the EPL, defines the Three Synchronies Policy as the installation of pollution prevention and control facilities in a construction project to be undertaken concurrently with the main construction phase. The pollution prevention and control facilities are to be installed and commissioned only after they are inspected and approved by the Environmental Protection Bureau (EPB).

     3. PERMITTING REQUIREMENTS. Pollution discharges in China are subject to registration and permitting requirements. The EPL defines requirements for pollution discharge registration and permits. Pollution discharges must be registered with the relevant environmental authority. A pollution discharge permit is issued after registration. The Management Regulation on the Registration of Discharged Pollutants, issued by the State Environmental Protection Administration (SEPA), effective Oct. 1, 1992, details requirements for pollution discharge registration. At the state level, the Department of Pollution Control under SEPA implements pollution discharge registration and permitting policies. Pollution control departments under local EPBs are in charge of the registration procedures and issue a pollution discharge permit.

     4. REPORTING REQUIREMENTS. According to Article 31 of the EPL, any organization that causes or has a potential to cause an accident resulting in environmental pollution must promptly take measures to prevent and control the pollution hazard and notify the relevant authority. In addition, enterprises and institutions that have a greater likelihood to cause severe pollution accidents must adopt effective pollution prevention measures.

     ENVIRONMENTAL POLLUTION LAW AND REGULATION. Environmental pollution prevention and control measures in China apply to various environmental media, including water, water supply, wastewater discharge, air emissions, hazardous waste management, noise, and soil and groundwater. In November 2004, the management rules regarding environmental pollution prevention facilities operation permit was enacted and it set forth the requirements for getting a permit and how the facilities must be operated.

     The following is a summary of environmental pollution laws and regulations regarding water, water supply and waste water discharge in China:

     WATER. Three laws apply to the water sector:

     1. The Water Resources Law emphasizes the uniform management of river basins and the macro-management of water distribution and consumption. In addition, the law identifies a water quality management system.

     2. The 1984 Water Pollution Prevention and Control Law (WPL) applies to discharges to rivers, lakes, canals, reservoirs, and groundwater. The WPL contains sections pertaining to water quality and discharge standards, pollution prevention, surface water, and groundwater. Amendments in 1996 introduced further controls on river basins, including requirements for cities and towns to establish central sewage treatment plants and to set treatment fees, mass-loading controls, provisions for strengthening the supervision and management of water pollution, and non-point-source pollution controls.

     3. The Implementation Regulation of Water Pollution Prevention and Control Law was enacted on March 20, 2000. This law regulates the supervision and management of surface and ground water pollution, prevention, and control measures.

     WATER SUPPLY. In urban areas, water is usually supplied by the municipal water utility companies, which are responsible for ensuring that water quality complies with the National Drinking Water Standard (GB5749-85). A groundwater abstraction permit is required if any company intends to use groundwater directly. In Northern China, however, the use of groundwater is strictly controlled because of significant water shortages and ground settlement issues. Users must apply to provincial or higher level administrative committees for a groundwater abstraction permit.

     WASTEWATER DISCHARGE. Two types of wastewater discharge systems are defined in China: (1) polluted wastewater discharges (typically industrial and domestic wastewater) and (2) non-polluted wastewater discharges (for example, storm water). Separate drainage systems for polluted and non-polluted discharges are required for a facility in which a municipal sewer system is available.

     ENVIRONMENTAL ENFORCEMENT

     In China, methods of enforcing environmental legislation include discharge fees, surcharge fees, fines, and administrative sanctions. Pollutant discharge activity is subject to a discharge permit, which must be registered and obtained before the pollutants are generated.

     In major pollution control areas, such as Shanghai and Beijing, mass-loading targets are established and allocated to major emission facilities by the local EPB. In some pilot locations, emission quotas can be traded among facilities.

     In areas with significant pollution problems, such as those impacted by sulfur dioxide emissions, acid rain, and water quality deterioration, specific discharge limitations are adopted to prevent further degradation.

     There are specific items within the Constitution of the People's Republic of China and the PRC Criminal Law to strengthen the enforcement of environmental legislation by disciplinary sanction, civil liability, and even criminal liability. Disciplinary sanctions may come in the form of a warning, a fine, a requirement to install environmental protection equipment, or a requirement to cease operations. Criminal liability can also be passed on to the legal representative of an enterprise if the polluting activity caused severe damage to property, health, or interests of the state or its citizens. In these cases, the individual deemed responsible may be prosecuted. Civil liability also exists and is aimed at activities that may result in civil disputes. Generally, the dispute may be settled through financial compensation by the facility that caused the damage.

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

     In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement that may be made by or on behalf of us. Some of these important risk factors, but not necessarily all important factors, include the following:

     WE ARE DEPENDENT ON THE STATE OF THE PRC'S ECONOMY AS ALL OF OUR BUSINESS IS CONDUCTED IN THE PRC. All our business operations are conducted in the PRC and all of our customers are also located in the PRC. Accordingly, any significant slowdown in the PRC economy may cause the waste water treatment industry to reduce expenditure or delay the building of new facilities or projects for waste water treatment. This may in turn lead to a decline in the demand for our products and services. That would have a material adverse effect on our business, financial condition and results of operations.

     WE MAY NOT BE ABLE TO SECURE NEW CUSTOMERS. Our business is project-based, and many of our major customers are non-recurring customers. With the exception of True Global Limited, our other customers accounted for only 3% of our revenue in 2004 and we do not expect them to continue to be our major customers because of the nature of the industry. If we fail to secure projects from new customers, our revenues will decline and our business, prospects, financial condition and results of operations could be materially and adversely affected.

     OUR BUSINESS COULD BE AFFECTED BY COST OVERRUNS, PROJECT DELAYS AND/OR INCORRECT ESTIMATION OF PROJECT COSTS. As our business is project-based, it is important that we manage our projects efficiently in terms of time, procurement of materials and allocation of resources. If our initial cost estimates are incorrect or delays occur in a project resulting in cost overruns, the profitability of that project will be adversely affected. Currently, we offer some of our customers a warranty period of up to 12 months after the commissioning of the water treatment projects, during which we are obliged to provide free rectification work against any manufacturing defects. Cost overruns due to additional rectification work and delays in completion of projects would adversely affect our profitability. We may also face potential liability from legal suits brought against us by our customers for causing loss due to any delay in completing a project. Mismanagement of or mistakes made during our projects will adversely affect our profitability as well as our reputation among our customers. We may also face potential liability from legal suits brought against us by our customers who have suffered loss due to such mismanagement or mistakes. This would also adversely affect our profitability and financial position.

     OUR BUSINESS WOULD BE AFFECTED IF WE ARE UNABLE TO ATTRACT AND RETAIN SUFFICIENT NUMBERS OF SKILLED EMPLOYEES AND PROFESSIONALS. We may face difficulties in recruiting skilled personnel in our industry due to its specialized nature. Our continued success depends largely on our ability to attract and retain highly skilled executive, managerial and technical employees. If we are unable to attract and retain a sufficient number of suitably skilled and qualified personnel, our business would be materially and adversely affected. We may also have to pay substantial wages to attract sufficient numbers of skilled employees and professionals, which would also adversely affect our operating margins.

     FAILURE TO RETAIN SERVICES OF KEY PERSONNEL WILL AFFECT OUR OPERATIONS AND RESULTS. Our success to date has been largely due to the contributions of our executive officers. The continued success of our business is very much dependent on the goodwill that they have developed in the industry over the past several years.

     Our continued success is dependent, to a large extent, on our ability to retain the services of our executive officers. The loss of any of our executive officers' services due to resignation, retirement, illness or otherwise without suitable replacement or the inability to attract and retain qualified personnel would adversely affect our operations and hence, our revenue and profits.

     WE ARE SUBJECT TO RISKS ASSOCIATED WITH TECHNOLOGICAL CHANGES. We are a chemical free, biological and mineral based wastewater treatment company, and in order to maintain our customer-base and market share, we must ensure that we are able to continually provide relevant solutions to our customers that meet their needs. However, there are rapid technological changes and improvements in wastewater treatment technologies and equipment. In the event that we are unable develop or to source for new and improved chemical free, biological and mineral based wastewater treatment systems to keep up with such technological changes and to meet the developing needs of our customers, we may not be able to maintain our competitive edge or our market share, and our profits will be adversely affected.

     WE MAY NOT BE ABLE TO PROTECT OUR PROCESSES, TECHNOLOGIES AND SYSTEMS AGAINST CLAIMS BY OTHER PARTIES. Although we have two registered patents in respect of the processes, technologies and systems we use frequently in our systems, we have not purchased or applied for any patents other than these as we are of the view that it may not be cost-effective to do so. For such other processes, technologies and systems for which we have not applied for or purchased or been licensed to use patents, we may have no legal recourse to protecting our rights in the event that they are replicated by other parties. If our competitors are able to replicate our processes, technologies and systems at lower costs, we may lose our competitive edge and our profitability will be adversely affected.

     WE MAY FACE CLAIMS FOR INFRINGEMENT OF THIRD-PARTY INTELLECTUAL PROPERTY RIGHTS. We may face claims from third parties in respect of the infringement of any intellectual property rights owned by such third parties. There is no assurance that third parties will not assert claims to our processes, technologies and systems. In such an event, we may need to acquire licenses to, or to contest the validity of, issued or pending patents or claims of third parties. There can be no assurance that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we would incur substantial costs and spend substantial amounts of time in defending ourselves in or contesting suits brought against us for alleged infringement of another party's patent rights. As such, our operations and business may be adversely affected by such civil actions.

     We rely on trade secrets, technology and know-how, which we seek to protect, in part, by confidentiality provisions in contracts with our customers and our employees. There can be no assurance that these agreements will not be breached, or that we will have adequate remedies for any breach, or that other parties may not obtain knowledge of our trade secrets and processes, technology and systems. Should these events occur, our business and hence, our profitability, will be adversely affected.

     WE MAY REQUIRE ADDITIONAL FUNDING FOR OUR FUTURE GROWTH. Our future growth will depend to a large extent on our ability to secure and invest in BOT projects which require a higher amount of capital investment. In order to obtain additional capital to develop these growth opportunities, we may issue additional shares of our equity securities. If new shares placed to new and/or existing shareholders are issued, they may be priced at a discount to the then prevailing market price of our shares, in which case, existing shareholders' equity interests may be diluted. If we fail to utilize the new equity to generate a commensurate increase in earnings, our earnings per share will be diluted, and this could lead to a decline in our share price. Any additional debt financing may, apart from increasing interest expense, contains restrictive covenants with respect to dividends, future fund raising exercises and other financial and operational matters.

     OUR CUSTOMERS MAY MAKE CLAIMS AGAINST US AND/OR TERMINATE OUR SERVICES IN WHOLE OR IN PART PREMATURELY SHOULD WE FAIL TO IMPLEMENT PROJECTS WHICH FULLY SATISFY THEIR REQUIREMENTS AND EXPECTATIONS. Failure to implement projects which fully satisfy the requirements and expectations of our customers or defective system structure or products as a result of design or workmanship or due to acts of nature may lead to claims against us and/or termination of our services in whole or in part prematurely. This may arise from a variety of factors including unsatisfactory design or implementation, staff turnover, human errors or misinterpretation of and failure to adhere to regulations and procedures. This may adversely affect our profits and reputation.

     WE ARE EXPOSED TO CREDIT RISKS OF OUR CUSTOMERS. DEFAULTS IN PAYMENT BY OUR CUSTOMERS WILL AFFECT OUR FINANCIAL POSITION AND OUR PROFITABILITY. As at December 31, 2004, accounts receivables of RMB 9.46 million accounted for approximately 60% of our current assets. Therefore, our financial position and profitability are dependent on the credit worthiness of our customers. Generally, our credit terms vary from 90 days to 180 days. Defaults in payment by our customers would adversely affect our profitability and cash flow. There was no allowance for doubtful amounts for the year ended December 31, 2004. We are unable to provide assurance that risks of default by our customers would not increase in the future, or that we will not experience cash flow problems as a result of such defaults. Should these develop into actual events, our operations and profitability will be adversely affected.

     WE ARE RELIANT ON A FEW MAJOR SUPPLIERS. We are dependent on our major suppliers for the timely delivery of materials and equipment that we require for the equipment and systems we install.. Should our major suppliers fail to deliver the materials and equipment on time, and if we are unable to source these materials and equipment from alternative suppliers on a timely basis, our project timeline will be delayed, thereby affecting delivery to our customers. This in turn would adversely affect our reputation if our customers lose confidence in our services and as a result, our revenue and profitability would be adversely affected.

     WE ARE SUBJECT TO RISKS RELATING TO BOT PROJECTS IN WHICH WE HAVE STARTED TO INVEST. We have begun to invest capital in BOT projects which require high up front capital expenditure. Our returns from BOT projects are derived from fees paid by the PRC government and such BOT projects are able to generate a steady and recurring source of income for us over a sustained period of time between 20 and 25 years. However, our BOT projects are exposed to risks such as the occurrence of natural disasters or the imposition of more stringent government regulations, which may result in the disruption to our BOT projects. Our investment returns from these BOT projects may thus be materially affected should any of such risks materialize.

     WE RELY ON SUBCONTRACTORS FOR OUR PROJECTS. As we may from time to time subcontract some parts of our projects to subcontractors, such as engineering, assembly and integration works, we face the risk of unreliability of work performed by our subcontractors. Should our subcontractors default on their contractual obligations and work specifications, our ability to deliver the end product or service to our customers in accordance with quality and/or timing specifications may, in turn, be compromised. Furthermore, if we are unable to secure competitive rates from our subcontractors, our financial performance may be adversely affected.

     THE REGISTERED CAPITAL OF OUR PRC SUBSIDIARIES MAY, IN SOME CASES, LIMIT THE SIZE OF THE PROJECTS WE BID FOR. We tender for projects in the normal course of business. There are instances where companies require tendering companies to have a minimum registered share capital equivalent to the worth of the project. Therefore, the size of the projects that we are able to successfully tender for may sometimes be dependent on the registered capital of our subsidiaries. Although some customers may take into account other factors like our trading status and our track record, we are unable to assure you that we would be able to secure projects which are valued at more than our registered capital. Consequently, our revenue, business and financial results may be adversely and materially affected.

     WE ARE SUBJECT TO FOREIGN EXCHANGE RISKS. Our dominant transactional currency for 2004 was the Chinese RMB, including the cost of materials which are imported by our suppliers. With costs mainly denominated in RMB, our transactional foreign exchange exposure for the past few years was insignificant. However, as our suppliers take into account the fluctuations in foreign exchange rates when they price the imported materials which we procure from them, such fluctuations in foreign exchange rates may result in changes in the purchase price of imported materials. Any future significant fluctuations in foreign exchange rates may have a material impact on our financial performance in the event that we are unable to transfer the increased costs to our customers.

     WE MAY BE ADVERSELY AFFECTED BY SLOW DOWNS IN THE PRC ECONOMY OWING TO UNFORESEEN CIRCUMSTANCES, SUCH AS AN OUTBREAK OF INFECTIOUS DISEASE. Our business is dependent on the number of contracts we are able to secure from our customers. Unforeseen circumstances such as an outbreak of infectious disease may lead to a decline in global and regional business, which may in turn lead to a decline in demand for our services.

     Furthermore, should such unforeseen circumstances cause disruptions to our customers' operations, they may undertake cost-cutting measures such as cutting capital expenditure and deferring projects such as installation of water treatment systems. This would adversely affect the demand for our business.

     OUR SUBSIDIARIES, OPERATIONS AND SIGNIFICANT ASSETS ARE LOCATED IN THE PRC. SHAREHOLDERS MAY FIND IT DIFFICULT TO ENFORCE A U.S. JUDGMENT AGAINST THE ASSETS OF OUR COMPANY, OUR DIRECTORS AND EXECUTIVE OFFICERS. Our subsidiaries' operations and significant assets are located in the PRC. In addition, most of our executive officers and our directors are non-residents of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

     OUR OPERATIONS COULD BE ADVERSELY AFFECTED BY CHANGES IN THE POLITICAL AND ECONOMIC CONDITIONS IN THE PRC. The PRC is our main market and accounted for all of our revenue in 2004. Therefore, we face risks related to conducting business in the PRC. Changes in the social, economic and political conditions of the PRC may adversely affect our business. Unfavorable changes in government policies, political unrest and economic developments may also have a negative impact on our operations.

     Since the adoption of the "open door policy" in 1978 and the "socialist market economy" in 1993, the PRC government has been reforming and is expected to continue to reform its economic and political systems. Any changes in the political and economic policy of the PRC government may lead to changes in the laws and regulations or the interpretation of the same, as well as changes in the foreign exchange regulations, taxation and import and export restrictions, which may in turn adversely affect our financial performance. While the current policy of the PRC government seems to be one of imposing economic reform policies to encourage foreign investments and greater economic decentralization, there is no assurance that such a policy will continue to prevail in the future.

     INTRODUCTION OF NEW LAWS OR CHANGES TO EXISTING LAWS BY THE PRC GOVERNMENT MAY ADVERSELY AFFECT OUR BUSINESS. The PRC legal system is a codified legal system made up of written laws, regulations, circulars, administrative directives and internal guidelines. Unlike common law jurisdictions like the U.S., decided cases (which may be taken as reference) do not form part of the legal structure of the PRC and thus have no binding effect. Furthermore, in line with its transformation from a centrally planned economy to a more free market-oriented economy, the PRC government is still in the process of developing a comprehensive set of laws and regulations. As the legal system in the PRC is still evolving, laws and regulations or the interpretation of the same may be subject to further changes. For example, the PRC government may impose restrictions on the amount of tariff that may be payable by municipal governments to waste water treatment service providers like us. Also, more stringent environmental regulations may also affect our ability to comply with, or our costs to comply with, such regulations. Such changes, if implemented, may adversely affect our business or financial results.

     WE MAY BE SUBJECT TO FOREIGN EXCHANGE CONTROLS IN THE PRC. Our PRC subsidiaries are subject to PRC rules and regulations on currency conversion. In the PRC, the State Administration for Foreign Exchange ("SAFE") regulates the conversion of the RMB into foreign currencies. Currently, foreign investment enterprises ("FIEs") are required to apply to SAFE for "Foreign Exchange Registration Certificate for FlEs". All of our subsidiaries are FIEs. With such registration certifications (which need to be renewed annually), FlEs are allowed to open foreign currency accounts including the "recurrent account" and the "capital account". Currently, conversion within the scope of the "recurrent account" can be effected without requiring the approval of SAFE. However, conversion of currency in the "capital account" (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE.

ITEM 2. DESCRIPTION OF PROPERTY

     We lease many of our facilities, consisting principally of administration, operations, research and development, finance and sales offices.

     Our principal executive offices consist of 400 square meters of office space that we lease and which are located at the Floor 5, Guowei Building, 73 Xianlie Middle Road, Guangzhou, Guangdong, China. We lease this space pursuant to a one year lease at a rate of rmb 240,000 per year. We believe that our offices in China provide sufficient service capacity for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS.

     Neither our company nor any of our properties are currently subject to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following matters were submitted to our stockholders for approval by written consent during the fourth quarter of our fiscal year ended December 31, 2004:

     (a) amendments to our articles of incorporation (the "Charter Amendments") to:

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

          (iv) delete from our articles of incorporation the first paragraph of
Article XIX regarding indemnification of directors and officers; and

          (v) update the address for the Company's agent for service of process in Nevada and remove provisions not otherwise required to be located in the articles of incorporation under Nevada law; and

     (b) amendments to our bylaws (the "Bylaws Amendments") to:

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION

     Our common stock is traded on the OTC Bulletin Board ("OTCBB") under the symbol "CEEC". The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported on the OTCBB. We consider our common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the common stock.

         QUARTER ENDED                          HIGH     LOW
         -------------                          ----     ---

         March 31, 2003                         $0.11    $0.11
         June 30, 2003                          $0.08    $0.08
         September 30, 2003                     $0.059   $0.06
         December 31, 2003                      $0.074   $0.075

         March 31, 2004                         $0.54    $0.10
         June 30, 2004                          $0.58    $0.365
         September 30, 2004                     $0.65    $0.38
         December 31, 2004                      $0.55    $0.35

HOLDERS

     As of July 12, 2005, there were 45 record holders of our common stock.

DIVIDENDS

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     We did not have any securities underlying outstanding options and securities remaining available for issuance under any equity compensation plans as of December 31, 2004.

SALES OF UNREGISTERED SECURITIES

     During the fiscal year ended December 31, 2004, we issued 83,500,000 unregistered shares of common stock to the shareholders of Evergreen Asset Group Limited. This offering was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

     We design, construct, and invest in waste water treatment projects in the PRC. We sell materials and products related to environmental protection. We also operate waste water treatment facilities and tap water facilities under our BOT model.

     In 2004, we derived all of our net sales from BOT projects. Our customers include municipal governments in the PRC, food processing and beverage companies and industrial companies. In 2004, net sales to our largest customer, True Global Limited, accounted for 97% of our total net sales.

     We were incorporated under the laws of the State of Nevada on September 10, 1996. Prior to the transaction mentioned below, our corporate name was Discovery Investments, Inc. For the prior two years we had not generated significant revenues and were considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. We were seeking business opportunities or potential business acquisitions. Pursuant to a securities purchase agreement and plan of reorganization dated September 9, 2004, as amended, between our company, Evergreen Asset Group Limited, an International Business Company organized under the laws of the British Virgin Islands ("Evergreen"), and the stockholders of Evergreen, we acquired 100% of the issued and outstanding shares of Evergreen's capital stock. We issued 83,500,000 shares of our common stock in exchange for all of the issued and outstanding shares of Evergreen capital stock. Since the stockholders of Evergreen acquired approximately 83.5% of our outstanding shares and the Evergreen management team and board of directors became the management team and board of directors of our company, according to FASB Statement No. 141 - "BUSINESS COMBINATIONS," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

     o Evergreen is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values and the results of operations of Evergreen have been presented for the comparative prior period;

     o Control of the net assets and business of our company was acquired effective October 15, 2004. This transaction has been accounted for as a purchase of the assets and liabilities of our company by Evergreen. The historical cost of the net liabilities assumed was $0.00.

As a result of the transaction described above we changed our name from Discovery Investments, Inc. to China Evergreen Environmental Corporation.

CRITICAL ACCOUNTING POLICIES

     The following is a discussion of those accounting policies that we deem to be "critical" -- that is, they are important to the portrayal of our financial condition and results, and they reflect management's reliance on estimates regarding matters that are inherently uncertain.

     REVENUE RECOGNITION. Revenue from fixed price long-term contracts is recognized on the percentage of completion method for individual contracts. Revenues are recognized based on the ratio that costs incurred bear to total estimated contract costs. The use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance and estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price agreements is of relatively short duration, we use the completed contract method of accounting whereby revenue is recognized when the work is completed.

     Revenue arising from waste water treatment is recognized based on waste water treated as recorded by meters read during the year.

     IMPAIRMENT OF ASSETS. Our policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets. Factors considered in the evaluation include current operating results, trends and whether the anticipated undiscounted estimated future cash flows are less than the carrying value.

     ALLOWANCES FOR ACCOUNTS RECEIVABLES. Our provisioning policy for bad and doubtful debt is based on the evaluation of collectability and aging analysis of accounts receivables and on management's judgment. We do not require collateral or other security to support client's receivables. We conduct periodic review of our clients' financial condition and customer payment practice to minimize collection risk on accounts receivables. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. During the 2004 financial period, we had not made any allowance for doubtful debts.

     CREDIT POLICY. In 2004 and 2003, our accounts receivables were US$0.08 million and US$9.46 million, respectively. The sharp increase in accounts receivables in 2004 was due to receivables from True Global Limited, which amounted to US$ 9.41 million, as a result of the sale of the Xianyang East Suburbs Wastewater Treatment Plant BOT Project. There is no allowance for doubtful amounts for both 2004 and 2003.

     For turnkey projects, we bill our customers based on the percentage of completion as set forth in the contract signed with our customers whereas for BOT projects, we will start billing our customers monthly once the wastewater treatment facilities start operation for the operating period as stipulated in the BOT agreements.

RESULTS OF OPERATIONS

     The following table sets forth the items in our consolidated statements of operations for the periods indicated.

                                              FISCAL YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                                  2004               2003
                                           -------------------------------------

Net sales                                  $    9,366,513     $   2,889,094
Cost of goods sold                              6,025,435         1,828,801
Gross profit                                    3,341,078         1,060,293
Selling, general and administrative             1,395,169           355,413
Income from operations                          1,945,909           704,880
Other income                                       19,295             9,240
Interest expense                                   (2,420)          (28,590)
Share of results in XL                             91,740                 -
Gain on disposal of interest in XY              2,029,720                 -
Impairment loss on other investment                     -          (370,097)
Income before income tax                        4,084,244           315,433
Income tax expense                               (467,911)         (104,093)
Minority interests                                 80,616           (42,993)
Net income                                      3,696,949           168,347

     NET SALES. Net sales increased 224.2% from $2.89 million in 2003 to $9.37 million in 2004. The 2004 increase in net sales was primarily from our sale of our investment in the waste water treatment project of Xian Yang City, Shanxi Province, PRC. The percentage of net sales attributable to operating the waste water treatment plants and fresh water plants was not significant in 2004, but we expect such fees to increase in 2005. We derived our net sales in 2003 mainly from turn-key engineering projects.

     GROSS PROFIT. Gross profit increased 215.1% from $1.06 million in 2003 to $3.34 million in 2004 and, as a percentage of net sales, decreased slightly from 36.69% in 2003 to 35.67% in 2004. The increase in gross profit for 2004 was primarily the result of an increase in our revenue.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative costs increased 292.5% from $0.36 million in 2003 to $1.4 million in 2004, and as a percentage of net sales, increased from 12.30% to 14.89%. The increase in costs in 2004 was primarily the result of higher expenditures to support our increased sales.

     OPERATING INCOME. Operating income increased 176.06% from $0.7 million in 2003 to $1.95 million in 2004, and as a percentage of net sales, operating income decreased slightly from 24.4% in 2003 to 20.77% in 2004. The increase in operating income for 2004 was primarily the result of an increased net sales.

     GAIN ON DISPOSAL OF INTEREST IN SUBSIDIARY XY. We recorded a $2.02 million gain in 2004 on the disposal of our entire 90% attributable interest in Xian Yang Bai Sheng Water Purifying Company Limited ("XY") at a consideration of $4,130,435. The gain represents the difference between the disposal proceeds and our attributable share of net assets of XY at the date of disposal.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2004, we had $0.34 million in cash and cash equivalents. During 2004, we created net cash resources of approximately $2.2 million by operating activities. We used net cash of $4.85 million for investing activities in 2004. This use of cash was primarily the result of acquisition of 90% equity interests in each of XXM, XY, HY and BJHT, all of which are PRC incorporated companies established in the PRC with limited liability, and acquisition of infrastructure assets. The net cash provided by financing activities was about $2.93 million, and the increase primarily resulted from paid-in capital by our principal shareholder.

     We have an unsecured loan of about $0.23 million with a Chinese bank which is interest bearing at 6.64% per annum. Under the BOT agreements, we have capital commitments for constructing the waste water treatment plants in Bei Jin and Hai Yang Cities. The total contracts due in 2004 within two years is about $3.1 million.

     In April 2005, we conducted a private placement of 20 investment units, at $25,000 per unit, for gross proceeds of $500,000. Each unit consisted of (a) one 12% convertible debenture in the original principal amount of $25,000, convertible into shares of our common stock at the rate of the lesser of (i) $0.20 per share or (ii) a 10% discount to the price per share of common stock (or conversion price per share of common stock) of the next private placement conducted by us prior to any conversion of the debenture, and (b) 125,000 detachable warrants to purchase one share each of our common stock at an exercise price of $0.20 per share, expiring ten years from their date of issuance. The debentures are due and payable August 1, 2005.

     Our business forecasts project that our cash position, cash flow and our working capital line of credit will be sufficient to meet our corporate, operating and capital requirements throughout 2005. However, we may need additional access to long-term capital for acquisitions or other expansion projects.

OTHER MATTERS

     The impact of inflation and the effect of foreign exchange rate changes during 2004 have not had a material impact on our business and financial results.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off-balance sheet financing arrangements.

ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm......................F-1
Consolidated Balance Sheets at December 31, 2004 and 2003....................F-2
Consolidated Statements of Operations for the years ended
  December 31, 2004 and 2003  ...............................................F-3
Consolidated Statements of Stockholders' Equity .............................F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 2004 and 2003.................................................F-5
Notes to Consolidated Financial Statements...................................F-6

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


                                      CHINA EVERGREEN ENVIRONMENTAL CORP.

                                     CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                      YEAR ENDED DECEMBER 31,
                                                                                ------------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD
Revenue (Note 30)                                                                     9,366,513           2,889,094

Cost of revenue                                                                      (6,025,435)         (1,828,801)
                                                                                ----------------    ----------------

Gross profit                                                                          3,341,078           1,060,293

Depreciation and amortization                                                           (66,413)            (17,941)

General and administrative expenses                                                  (1,328,756)           (337,472)
                                                                                ----------------    ----------------

Income from operations                                                                1,945,909             704,880

Other income (Note 25)                                                                   19,295               9,240

Interest expense (Note 26)                                                               (2,420)            (28,590)

Share of results in an associate - XL                                                    91,740                   -

Gain on disposal of interest in a subsidiary - XY (Note 27)                           2,029,720                   -

Impairment loss on other investment                                                           -            (370,097)
                                                                                ----------------    ----------------

Income before income tax                                                              4,084,244             315,433

Income tax expense (Note 28)                                                           (467,911)           (104,093)

Minority interests (Note 21)                                                             80,616             (42,993)
                                                                                ----------------    ----------------

Net income                                                                            3,696,949             168,347
                                                                                ================    ================

Basic net income per share (Note 22)                                                      0.043               0.002
                                                                                ================    ================



                          see accompanying notes to consolidated financial statements


                                      CHINA EVERGREEN ENVIRONMENTAL CORP.

                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                    COMMON STOCK
                                            --------------------------    ADDITIONAL                          TOTAL
                                                                            PAID-IN      ACCUMULATED  STOCKHOLDERS'
                                                 NO. OF        AMOUNT       CAPITAL         DEFICIT          EQUITY
                                                 SHARES           USD           USD             USD            USD
At January 1, 2003                                    -     1,292,391             -        (350,674)       941,717

Initial capital injection of XY and HY                -     2,500,000             -               -      2,500,000

Net income                                            -             -             -         168,347        168,347
                                            ------------  ------------  ------------  -------------- --------------

At December 31, 2003                                  -     3,792,391             -        (182,327)     3,610,064
                                            ============  ============  ============  ============== ==============

At January 1, 2004                                    -     3,792,391             -        (182,327)     3,610,064

At January 1, 2004 - CEEC share capital      29,059,007             -             -               -              -

Initial capital injection of BJHTSY                   -       217,392             -               -        217,392

Elimination of capital upon the
acquisition of XXM, XY, HY
  and BJHTSY by EGAG                                  -    (4,009,783)            -               -     (4,009,783)

Initial capital injection of EGAG
  (Notes 2(ii) and 23)                                -           300             -               -            300

Additional paid-in capital of EGAG
  (Note 24)                                           -             -     3,857,296               -      3,857,296

Issue of shares (Note 23)                     1,200,000             -             -               -              -

Cancellation of shares before reverse
  acquisition (Notes 2(ii) and 23)          (13,759,010)            -             -               -              -

Acquisition of EGAG (Notes 2(ii) and 23)     83,500,000        83,500             -               -         83,500

Net income                                            -             -             -       3,696,949      3,696,949
                                            ------------  ------------  ------------  -------------- --------------

At December 31, 2004                         99,999,997        83,800     3,857,296       3,514,622      7,455,718
                                            ============  ============  ============  ============== ==============


                          see accompanying notes to consolidated financial statements


                                      CHINA EVERGREEN ENVIRONMENTAL CORP.

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                        YEAR ENDED DECEMBER 31,
                                                                                    --------------------------------
                                                                                             2004              2003
                                                                                              USD               USD
Cash flows from operating activities :

Net income                                                                              3,696,949           168,347
Adjustments to reconcile net income to net cash
  provided by operating activities :
    Depreciation and amortization                                                          66,413            17,941
    Impairment loss on other investment                                                         -           370,097
    Provision of inventories                                                               12,559                 -
    Increase in deferred tax assets                                                       (42,644)          (14,723)
    (Decrease)/increase in minority interests                                             (56,462)          320,771
    Gain on disposal of interest in a subsidiary - XY (Note 27)                        (2,029,720)                -
    Share of results in an associate - XL                                                 (91,740)                -
Changes in operating assets and liabilities :
    Decrease in inventories                                                                     -               239
    Increase in accounts receivable                                                    (7,422,118)          (23,992)
    Decrease/(increase) in prepayment, deposits and other receivables                     298,576        (1,055,993)
    Decrease/(increase) in amounts due from related companies                           1,012,593          (838,692)
    (Increase)/decrease in amounts due from directors                                    (722,263)        1,104,381
    Increase in accounts payable                                                        6,944,138         1,807,138
    (Decrease)/increase in accrued liabilities                                           (533,723)           49,301
    Increase in amounts due to directors                                                  561,655             7,246
    Increase in income tax payable                                                        507,433           118,816
                                                                                    --------------    --------------

    Net cash provided by operating activities                                           2,201,646         2,030,877
                                                                                    --------------    --------------

Cash flows from investing activities :
    Deposit paid for acquisition of property, plant and equipment                        (543,478)       (2,619,566)
    Cash inflow arising from disposal of interest in a
      subsidiary - XY (Note 33(iii))                                                    2,168,806                 -
    Acquisition of property, plant and equipment                                           (4,691)          (23,817)
    Acquisition of infrastructure assets                                               (2,405,113)         (433,170)
    Construction-in-progress                                                                    -            (6,869)
    Decrease in amount due from an associate                                              (55,682)       (3,069,129)
    Acquisition of XXM, XY, HY and BJHTSY                                              (4,009,783)                -
                                                                                    --------------    --------------

    Net cash used in investing activities                                              (4,849,941)       (6,152,551)
                                                                                    --------------    --------------

Cash flows from financing activities :
    New unsecured loans                                                                         -         1,386,715
    Repayment of unsecured loans                                                       (1,157,247)                -
    Initial capital injection of HY and XY                                                      -         2,500,000
    Initial capital injection of EGAG                                                         300                 -
    Paid-in capital of EGAG (Note 24)                                                   4,086,765                 -
    Decrease in amount due to a related company                                                 -          (185,798)
                                                                                    --------------    --------------

    Net cash provided by financing activities                                           2,929,818         3,700,917
                                                                                    --------------    --------------

Net increase/(decrease) in cash and cash equivalents                                      281,523          (420,757)

Cash and cash equivalents, beginning of year                                               54,556           475,313
                                                                                    --------------    --------------

Cash and cash equivalents, end of year                                                    336,079            54,556
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


5.       INFRASTRUCTURE ASSETS, NET

         Infrastructure assets, net represented the construction costs of three waste water treatment plants in the PRC under the BOT agreements as follows :-

                                                                                            DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD
          Construction costs :-

          Infrastructure assets of TJ                                                   983,895             983,895
          Infrastructure assets of HY                                                 1,951,566                   -
          Infrastructure assets of BJHTSY                                               418,823                   -
                                                                                 ---------------    ----------------

          Total                                                                       3,354,284             983,895

          Less : Accumulated amortization                                               (49,195)                  -
                                                                                 ---------------    ----------------

          Infrastructure assets, net                                                  3,305,089             983,895
                                                                                 ===============    ================

         Amortization expenses for 2004 and 2003 amounted to USD49,195 and USDNil respectively.

                       CHINA EVERGREEN ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



6.       PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment, net consisted of the following :-

                                                                                            DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD
          Purchase cost :-

          Office equipment                                                                    -               6,356
          Furniture and fixtures                                                          6,063              11,063
          Tools and equipment                                                            25,270              20,539
          Motor vehicles                                                                121,739             133,318
          Waste water treatment plant                                                   235,053             231,946
                                                                                 ---------------    ----------------

          Total                                                                         388,125             403,222

          Less : Accumulated depreciation and amortization                              (57,260)            (41,890)
                                                                                 ---------------    ----------------

          Property, plant and equipment, net                                            330,865             361,332
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
                                                                                 ===============    ================

         (a) Details of the associate as of December 31, 2004 are as follows :-

                                                                                                         PERCENTAGE
                                                                                                          OF EQUITY
                   NAME OF ASSOCIATE                                                                        HOLDING

                   Xin Le Sheng Mei Water Purifying Company Limited                                             35%

         (b) Information extracted from the audited financial statements of the associate for the years ended December 31, 2004 and 2003 is as follows :-

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD
                   (i) Statements of operations

                              Turnover                                                1,149,275                   -
                                                                                 ===============    ================

                              Net profit/(loss)                                         452,007             (74,785)
                                                                                 ===============    ================

                       CHINA EVERGREEN ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD
                   (ii)    Balance sheet

                              Infrastructure assets                                   4,412,073           4,592,842
                              Property plant and equipment, net                               -              25,586
                              Cash and cash equivalents                                     591              21,104
                              Inventories                                                37,418              30,117
                              Prepayment, deposits and other receivables              1,576,542             551,488
                              Deferred tax assets                                        32,211                   -
                              Other investment                                                -              36,232
                              Accounts payable                                         (630,808)           (324,119)
                              Amount due to XXM                                      (3,586,400)         (3,519,575)
                              Other current liabilities                                (745,238)           (769,292)
                                                                                 ---------------    ----------------

                              Net assets                                              1,096,389             644,383
                                                                                 ===============    ================


9.       INVENTORIES, NET
                                                                                            DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD

          Finished goods                                                                 12,559              12,559
          Less : Provision for obsolescence                                             (12,559)                  -
                                                                                 ---------------    ----------------

          Finished goods, net                                                                 -              12,559
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


21.      MINORITY INTERESTS
                                                                                            DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD

          At January 1                                                                  449,515             128,744
          Minority interests in the consolidated
            statements of operations                                                    (80,616)             42,993
          Initial capital injection of XY and HY                                              -             277,778
          Initial capital injection of BJHTSY                                            24,154                   -
          Release on disposal of XY (Note 32(iii))                                     (233,411)                  -
                                                                                 ---------------    ----------------

          At December 31                                                                159,642             449,515
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

                       CHINA EVERGREEN ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



28.      INCOME TAXES

         The income tax expense consisted of the following :-
                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD
          Current tax :
              PRC                                                                      (510,555)           (118,816)

          Deferred tax :
              PRC                                                                        42,644              14,723
                                                                                 ---------------    ----------------

          Total income tax expense                                                     (467,911)           (104,093)
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

         Income tax expense can be reconciled with the amount computed by applying the statutory income tax rate to income before income tax as follows :-

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD

          Income before income tax                                                    4,084,244             315,433
                                                                                 ===============    ================

          Expected income tax expense
            at PRC statutory income tax rate of 33%                                  (1,347,801)           (104,093)
          Income not taxable for tax purposes                                            36,305                   -
          Tax rate differential                                                       1,104,152                   -
          Valuation allowances                                                         (260,567)                  -
                                                                                 ---------------    ----------------

          Income tax expense                                                           (467,911)           (104,093)
                                                                                 ===============    ================

         The major components of deferred tax assets recognized in the consolidated balance sheets as of December 31, 2004 and 2003 were as follows :-

                       CHINA EVERGREEN ENVIRONMENTAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


28.      INCOME TAXES (CONT'D)


                                                                                            DECEMBER 31,
                                                                                 -----------------------------------
                                                                                           2004                2003
                                                                                            USD                 USD
          Expenses that are reported in financial statements prior
            to becoming deductible for tax purposes                                   1,251,825           1,083,570
          Revenue recognized for financial reporting purposes
            before being recognized for tax purposes                                 (1,051,844)           (886,175)
          Tax losses of CEEC and XXM                                                    264,201                   -
          Valuation allowances                                                         (264,201)                  -
                                                                                 ---------------    ----------------

                                                                                        199,981             197,395
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
                                                                                 ===============    ================

         (iii)    During the year, the Group disposed of a subsidiary - XY. The fair value of the net assets disposed of was as follows :-
                                                                                                                USD

                   Cash and cash equivalents                                                                  5,107
                   Prepayment, deposits and other receivables                                               702,560
                   Deferred tax assets                                                                       40,058
                   Infrastructure assets, net                                                               666,956
                   Property, plant and equipment, net                                                        17,940
                   Deposits paid for acquisition of property,
                     plant and equipment                                                                  2,310,386
                   Accrued liabilities                                                                      (15,318)
                   Amount due to related company                                                         (1,393,563)
                   Minority interests                                                                      (233,411)
                                                                                                     ---------------

                                                                                                          2,100,715
                   Gain on disposal of interest in a subsidiary - XY                                      2,029,720
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
                                                                                                     ---------------

                                                                                                          4,130,435
                                                                                                     ===============

                  An analysis of net cash inflow of cash and cash equivalents in respect of the disposal of interest in a subsidiary :-

                   Cash consideration                                                                     2,173,913
                   Cash and cash equivalents disposed                                                        (5,107)
                                                                                                     ---------------

                   Net cash inflow of cash and cash equivalents                                           2,168,806
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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On December 22, 2004, our board of directors approved a change in auditors. Our board approved the dismissal of Wm. Andrew Campbell C.A. as our independent public accountant and the selection of PKF Hong Kong SAR, as their replacement.

     Wm. Andrew Campbell C.A 's report on our financial statements for the fiscal year ended December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope, procedure or accounting principles except that the reports were modified as to uncertainty and contained a disclosure stating that the financial statements were prepared based on the assumption that we would continue as a going concern.

     During our fiscal year ended December 31, 2003 and the subsequent interim period through December 22, 2004, there were no disagreements between us and Wm. Andrew Campbell C.A on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Wm. Andrew Campbell C.A 's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on our financial statement for such years; and there were no reportable events as described in Item 304(a)(1)(iv) of Regulation S-B. We provided Wm. Andrew Campbell C.A with a copy of the foregoing disclosures and Wm. Andrew Campbell C.A has stated in writing its agreement with the foregoing disclosures.

     In addition, during our two most recent fiscal years ended December 31, 2003 and 2002 and the subsequent interim periods, we did not consult with PKF Hong Kong SAR with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-B.

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

ITEM 8B. OTHER INFORMATION

     Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Set forth below are our executive officers and directors.


         NAME             AGE                      POSITION
----------------------  -------  -----------------------------------------------
Chong Liang Pu             46    Chief Executive Officer, President and Director
Ren Cai  Ding              46    Chief Financial Officer
Jia He  Li                 62    Chief Operating Officer
Shi Rong Jiang             30    Director
Lin Hong Ye                62    Director

     Mr. Pu has served as our chief executive officer, president and a director since October 2004. Mr. Pu founded Evergreen and has acted as its chairman and president since April 2004. From May 1999 until April 2004, Mr. Pu was the chief executive officer and general manager of Guang Dong Xin Xing Mei Biology Company Limited, a majority-owned subsidiary of Evergreen.

     Mr. Ding has served as our chief financial officer since October 2004. From December 2003 until October 2004, Mr. Ding served as the chief financial officer and financial manager of Guang Dong Xin Xing Mei Biology Company Limited, a majority-owned subsidiary of Evergreen. From January 2000 until December 2003, Mr. Ding was a financial manager of Guangzhou Yitao Group Co., Ltd., a real estate development company in the PRC. In 1999, Mr. Ding was the chief financial officer and head of the auditing department of Shenzhen Wei Ang Appliance Development Co., Ltd., a household appliance manufacturer in the PRC.

     Mr. Li has served as our chief operating officer since October 2004. Immediately prior to joining our company, Mr. Li was the assistant to the general manager of Evergreen and the deputy general manager of Guang Dong Xin Xing Mei Biology Company Limited, a majority-owned subsidiary of Evergreen. From March 2003 until April 2004, Mr. Li was the deputy general manager of Baijitan Hot Spring Co., Ltd., a hotel resort and spa operator in the PRC. From 1999 until March 2003, Mr. Li was a freelance project promoter, developer and designer for various development projects in the PRC.

     Ms. Jiang has served as member of our board of directors since October 2004. Between June 2002 and October 2004, Ms. Jiang served as the assistant to the president of Guangdong Xinsheng Environmental Investment Group Limited. From May 1999 to June 2002, Ms. Jiang was assistant to the general manager of Guangdong Xinxingmei Environment Protection Company, a majority-owned subsidiary of Evergreen.

     Mr. Ye has served as member of our board of directors since October 2004. Between May 2000 and October 2004, Mr. Ye served as the vice president of the Guangdong Branch of the Chinese Academy of Sciences.

AUDIT COMMITTEE FINANCIAL EXPERT

     We do not have an audit committee nor do we have a financial expert associated with an audit committee.

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

     None of our officers, directors or 10% shareholders have filed any of the reports required to be filed under Section 16(a).

ITEM 10. EXECUTIVE COMPENSATION.

     CASH COMPENSATION OF EXECUTIVE OFFICERS. The following table sets forth the cash compensation paid by the company to its chief executive officer for services rendered during the fiscal years ended December 31, 2004 and 2003.

                                      ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                            ---------------------------------------  -----------------------------
    NAME AND POSITION        YEAR    SALARY   BONUS   OTHER ANNUAL    RESTRICTED    COMMON SHARES      ALL OTHER
                                                      COMPENSATION       STOCK       UNDERLYING      COMPENSATION
                                                                      AWARDS ($)   OPTIONS GRANTED
                                                                                     (# SHARES)
--------------------------  ------ ---------  -----  --------------  ------------  ----------------  ------------
Chong Liang Pu,              2004   $24,000    -0-         -0-             -0-           -0-              -0-
   Chief Executive Officer   2003   $24,000    -0-         -0              -0-           -0-              -0-


     COMPENSATION OF DIRECTORS. Members of our board of directors do not receive cash compensation for their services as directors, although some Directors are reimbursed for reasonable expenses incurred in attending board or committee meetings. In the future, we may have to consider compensating any outside directors that become members of our board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the shares of our common stock as of July 12, 2005 by (i) each person who is known by us to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise stated, the mailing address for each person identified below is Floor 5, Guowei Building, 73 Xianlie Middle Road, Guangzhou, Guangdong, 510095, China.

NAME                             NUMBER OF SHARES       PERCENTAGE OWNED
                               ---------------------  --------------------

Chong Liang  Pu                    57,489,750                57.5%
Shi Rong Jiang                      5,101,000                5.10%
Jia He Li                              -0-                     0%
Lin Hong Ye                            -0-                     0%
Ren Cai Ding                           -0-                     0%
Gao Yongping                        10,145,250               10.1%

     This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 99,999,997 shares of common stock outstanding as of July 12, 2005.

EQUITY COMPENSATION PLANS

     The following table sets forth certain information as of December 31, 2004 concerning our equity compensation plans:

                        Number of Common
                    Shares to Be Issued Upon       Weighted- Average        Number of Common
                     Exercise of Outstanding       Exercise Price of        Shares Remaining
  Plan Category              Options              Outstanding Options    Available for Issuance
------------------  --------------------------  ----------------------   ----------------------
                                             None

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We paid a deposit of $543,478 to Bei Jing Zhao Cheng Chuang Zhan Investment Company Limited, in which Mr. Pu has equity interests, for acquisition of property, plant and equipment during the year.

     We hold the exclusive rights to use MHA biological treatment processes technologies and GM Bio-carriers. Both are the subject of patents owned by our Chairman, Mr. Pu. Pursuant to an agreement with Mr. Pu dated October 20, 2004, we acquired the exclusive rights to both patents in perpetuity and free of charge.

ITEM 13. EXHIBITS.

     INDEX TO EXHIBITS

     2.1   Securities Purchase Agreement and Plan of Reorganization (1)

     2.2 Amendment No. 1 to Securities Purchase Agreement and Plan of Reorganization (1)

     3.3   Certificate of Amended and Restated Articles of Incorporation (3)

     3.4   Amendments to Bylaws (3)

     10.1 BOT Investment and Operation Contract for Sewage Treatment Plant dated December 30, 2003 between Guangdong Xinsheng Environmental Protection Co., Ltd. and City Administration of Feng Feng Mining Area of Handon City, Hebei Province

     10.2 Investment Management Contract dated August 14, 2002 between Guangdong Xinxingmei Environmental Protection Science and Technology Investment Co., Ltd. and The People's Government of Wuqing District, Tianjin City

     10.3 BOT Investment Contract dated July 4, 2003 between Guandong Xinsheng Environmental Co., Ltd. and People's Government of Shunyi District, Beijing

     10.4 Contract for BOT Project Investment and Operation dated June 30, 2003 between Guandong Xingsheng Environmental Co., Ltd. and Shandong Haiyang Planning and Construction Administration

     10.5 Agreement dated October 20, 2004 between Chong Liang Pu and Guang Dong Xin Xing Mei Biology Company Limited

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

---------------

(1) Previously filed as part of the Company's current report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2004.

(2) Previously filed as part of the Company's current report on Form 8-K/A filed with the Securities and Exchange Commission on December 30, 2004.

(3) Previously filed as part of our annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Our board of directors has selected PKF as our independent accountants to audit our consolidated financial statements for the fiscal year 2004. Wm Andrew Campbell previously audited our consolidated financial statements for the two fiscal years ended December 31, 2003 and 2002.

AUDIT AND NON-AUDIT FEES

     Aggregate fees for professional services rendered to us by our accountants for the years ended December 31, 2004 and 2003 were as follows:

         Services Provided                         2004             2003
         --------------------------------     -------------     -----------
         Audit Fees......................        $56,410           $1,000
         Audit Related Fees..............          -0-              -0-
         Tax Fees........................          -0-              -0-
         All Other Fees..................          -0-              -0-
                                              -------------     -----------
                 Total...................        $56,410           $1,000

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

                                    CHINA EVERGREEN ENVIRONMENTAL CORPORATION


Date:  July 13, 2005                By: /s/ Chong Liang Pu
                                        --------------------------------------
                                        Chong Liang Pu, President and Chief
                                        Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title                                   Date
---------                  -----                                   ----

/s/ Chong Liang Pu         President, Chief Executive Officer,     July 13, 2005
------------------         and Director
CHONG LIANG PU

/s/ Ren Cai Ding           Chief Executive Officer                 July 13, 2005
----------------
REN CAI DING

/s/ Lin Hong Ye            Director                                July 13, 2005
---------------
LIN HONG YE

/s/ Shi Rong Jiang         Director                                July 13, 2005
------------------
SHI RONG JIANG