Form 10QSB
period 2005-06-30
China Evergreen Environmental CORP
filed 2005-08-15
CIK 1083459

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

         [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________

Commission File Number 000-26175

                       China Evergreen Environmental Corp.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                                 88-0409151
           ------                                                 ----------
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


                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes    [X]             No   [ ]

            As of August 12, 2005, the Company had 99,999,997 shares of its common stock issued and outstanding.

            Transitional Small Business Disclosure Format (Check one):
Yes [ ] No  [X]

                         PART 1 - FINANCIAL INFORMATION

                                                                         Page(s)
Item 1.     Financial Statements


Unaudited Consolidated Balance Sheets
     at December 31, 2004 and June 30, 2005..................................F-1
Unaudited Consolidated Statements of Operations for the
   three month periods ended June 30, 2005 and 2004..........................F-2
Unaudited Consolidated Statements of Cash Flows for the
   three month periods ended June 30, 2005 and 2004..........................F-3
Notes to Unaudited Consolidated Financial Statements.........................F-4

                         PART I - FINANCIAL INFORMATION


ITEM  1  FINANCIAL STATEMENTS


CHINA EVERGREEN ENVIRONMENTAL CORP

Unaudited Consolidated Balance Sheets

                                                                   June 30,2005       Dember 31,2004
                                                                    (Unaudited)            (Audited)
                                                                    -----------            ---------
                                                                            US$                  US$
Current assets
Cash and cash equivalents                                               295,254              336,079
Inventories, net                                                          2,422                    -
Accounts receivable                                                   2,630,583            9,462,999
Prepayment, deposits and other receivables                            2,503,491              777,365
Amounts due from related companies                                    3,463,559            3,158,328
Amounts due from directors                                                    -               26,794
Amount due from an associate                                          1,749,535            1,744,775
Deferred tax assets                                                     209,206              199,981
                                                                    ------------         ------------
Total current assets                                                 10,854,050           15,706,321

Non-current assets
Infrastructure assets, net                                            5,239,895            3,305,089
Property, plant and equipment, net                                      322,595              330,865
Convertible note receivable                                           1,156,690            1,366,997
Deposit paid for acquisition of property, plant and equipment           543,478              543,478
Interest in an associate                                                432,846              345,363
                                                                    ------------         ------------
Total non-current assets                                              7,695,504            5,891,792
                                                                    ------------         ------------

Total assets                                                         18,549,554           21,598,113
                                                                    ============         ============
Current liabilities

Unsecured loan                                                          181,160              229,468
Convertible debenture (Note 6)                                          500,000                    -
Other borrowing                                                               -               24,155
Accounts Payable                                                      4,443,211            8,755,148
Accrued liabilities                                                     460,342              526,068
Amounts due to directors                                                493,212              606,645
Amounts due to related companies                                      2,937,291            2,864,506
Deposit received for disposal of a subsidiary                                 -              350,514
Income tax payable                                                      927,258              626,249
                                                                    ------------         ------------
Total current liabilities                                             9,942,474           13,982,753

Minority interests                                                      315,214              159,642

Stockholders' equity
Common stock                                                             83,800               83,800
Additional paid in capital                                            3,857,296            3,857,296
Retained earnings / (accumulated deficit)                             4,350,770            3,514,622
                                                                    ------------         ------------
Total stockholders' equity                                            8,291,866            7,455,718
                                                                    ------------         ------------

Total liabilities and stockholders' equity                           18,549,554           21,598,113
                                                                    ============         ============


CHINA EVERGREEN  ENVIRONMENTAL  CORP

Unaudited Consolidated Statements of Operations

                                                Three months                  Six months
                                               ended June 30,                ended June 30,
                                        -------------------------      -------------------------
                                           2005           2004           2005            2004
                                        ----------     ----------      ----------     ----------
                                            US$            US$            US$              US$
Revenue (Note 4)                         2,120,882        111,228       4,000,954        191,014

Cost of revenue                          1,353,769         24,728       2,657,008         58,978
                                        ----------     ----------      ----------     ----------
Gross profit                               767,113         86,500       1,343,946        132,036

General and administrative expenses        359,147         73,994         444,493        175,518
                                        ----------     ----------      ----------     ----------
Income / (loss) from operations            407,966         12,506         899,453        (43,482)

Other income                                   137         23,879           2,861         35,094

Share of results in an associate            51,695             --          87,483             --

Interest expense                            19,412             --          23,827          4,818
                                        ----------     ----------      ----------     ----------
Income / (loss) before income tax          440,386         36,385         965,970        (13,206)

Income tax expense / (credit)               18,478         (1,917)         70,867         (8,416)

Minority interests                          13,767          7,323          58,955          2,498
                                        ----------     ----------      ----------     ----------
Net income / (loss)                        408,141         30,979         836,148         (7,288)
                                        ==========     ==========      ==========     ==========
Basic net income / (loss) per
  share (Note 5)                           0.00408        0.00036         0.00836       (0.00008)


CHINA  EVERGREEN ENVIRONMENTAL CORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOW
                                                                                    Six months ended June 30,
                                                                                     2005              2004
                                                                                     ----              ----
Cash flows from operating activities:

Net income / (loss)                                                                 836,148           (7,288)

Adjustments to reconcile net income / (loss) to net cash provided by /
(used in) operating activities:
     Depreciation and amortization                                                   47,406           47,695

     Provision for inventories                                                           --           12,558
     Increase in deferred tax assets                                                 (9,225)          (1,765)
     Increase in minority interests                                                 155,571            2,499
     Share of results in an associate                                               (87,483)              --

Changes in operating assets and liabilities:
     Increase in inventories                                                         (2,422)          (5,343)
     Decrease / (increase) in accounts receivable                                 6,692,209           (4,772)
     (Increase) / decrease in prepayment, deposits and
        other receivables                                                        (1,726,126)         566,315
     (Decrease) / increase in accounts payable                                   (4,311,936)         534,938
     (Decrease) / increase in accrued liabilities                                   (65,725)       2,154,750
     Decrease in amounts due to directors                                           (86,640)        (745,895)
     Decrease / (increase) in amounts due from related companies                    619,640       (2,952,692)
     Increase / (decrease) in tax payable                                           301,009         (118,816)
     (Decrease) / increase in amounts due to related companies                     (852,085)         161,741
                                                                                 -----------      -----------
Net cash provided by / (used in) operating activities                             1,510,341         (356,075)

Cash flows from investing activities:
      Deposit paid for acquisition of property, plant and equipment                      --        2,619,566
      Acquisition of infrastructure assets                                       (1,973,942)      (1,263,445)
      Increase in amount due from an associate                                       (4,760)         (10,477)
                                                                                 -----------      -----------

Net cash (used in) / provided by investing activities                            (1,978,702)       1,345,644

Cash flows from financing activities:
       Increase in share capital                                                         --          241,546
       Proceeds from convertible debenture issued                                   500,000               --
       Repayment of borrowing                                                       (72,464)      (1,145,170)
                                                                                 -----------      -----------

Net cash provided by / (used in) financing activities                               427,536         (903,624)
                                                                                 -----------      -----------

Net (decrease) / increase in cash and cash equivalents                              (40,825)          85,945

Cash and cash equivalents, beginning of period                                      336,079           54,556

Cash and cash equivalents, end of period                                            295,254          140,501

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

As a result of the transactions described above, Evergreen became our wholly owned subsidiary. Evergreen, through its three majority owned subsidiaries, Guang Dong Xin Xing Mei Biology Company Limited ("XXM"), Bei Jing Hao Tai Shi Yuan Water Purifying Company Limited ("BJHT) and Hai Yang City Sheng Shi Environment Protection Company Limited ("HY"), provides waste water turn-key engineering, equipment and chemical trading. Evergreen currently holds 90% of XXM. XXM provides turnkey waste water treatment engineering design and contracting. XXM also holds 90% and 35% respectively in the equity interest of the following two water treatment facilities operated through build, operate and transfer (BOT) arrangements with the PRC government: (i) Tian Jin Shi Sheng Water Treatment Company Limited ("TJSH"), which commissioned water treatment in November 2003 and has a daily treatment capacity of approximately 10,000 cubic meter and; (ii) Xin Le Sheng Mei Water Purifying Company Limited ("XL"), which also commissioned water treatment in November 2003 and has a daily treatment capacity of 40,000 cubic meter. XXM is retained as the managers to manage both TJSH and XL. The fees from XL and TJSH did not represent a material portion of our revenue during the second quarter of 2005.

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

NOTE 4 -  REVENUE

The Company reported total revenue of $2,120,882 for the three month period ended June 30, 2005 as compared to $111,228 for the three month period ended June 30, 2004. During the six month periods ended June 30, 2005 and 2004, the revenue increase to $4,000,954 from 191,014. This increase in the three and six month revenue are mainly due to the completion of one turnkey engineering waste water project in Le Chang City in the first quarter of 2005 and the completion of the remaining 15% construction of the waste water treatment plant of Xian Yang City and one turnkey engineering waste water project in Yong Ji Economic Development Zone coupled with the revenue from Tian Jin BOT waste water treatment plant.


NOTE 5 - BASIC NET INCOME PER SHARE

The basic net income per share is calculated using the net income and the weighted average number of shares outstanding during the period.

                                            Six months ended June 30,
                                              2005              2004
                                              ----              ----
Net income / (loss)                      $    836,148      $     (7,288)
Weighted average number of
common shares outstanding                  99,999,997        86,970,079

Basic net income / (loss) per share           0.00836          (0.00008)


NOTE 6 - CONVERTIBLE DEBENTURE

In April 2005, the Company conducted the private placement sale of 20 units, at USD25,000 per unit, for the gross proceeds of USD500,000. Each unit consisted of
(a) one 12% convertible debenture in the original principal amount of USD25,000, convertible into shares of the Company's common stock at the rate of the lesser of (i) USD0.20 per share or (ii) a 10% discount to the price per share of common stock (or conversion price per share of common stock) of the next private placement conducted by the Company prior to any conversion of the debenture, and
(b) 125,000 detachable warrants to purchase one share each of the Company's common stock at an exercise price of USD0.20 per share, expiring ten years from their date of issuance. The debentures are due and payable August 1, 2005. The debenture holders have, however, extended the payment period to September 1, 2005.

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


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

RESULTS OF OPERATIONS

The following table sets forth the items in our consolidated statements of operations for the periods indicated.

                                                   Three months ended                 Six months ended
                                                        June 30,                          June 30,
                                                        --------                          --------

                                               2005               2004             2005                2004
                                               ----               ----             ----                ----
Revenue .............................      $ 2,120,882           111,228         4,000,954           191,014
Cost of revenue .....................       (1,353,769)          (24,728)       (2,657,008)          (58,978)
Gross profit ........................          767,113            86,500         1,343,946           132,036
General and administrative expenses..         (359,147)          (73,994)         (444,493)         (175,518)
Income / (loss) from operations .....          407,966            12,506           899,453           (43,482)
Other income ........................              137            23,879             2,861            35,094
Share of results in an associate ....           51,695                --            87,483                --
Interest expense ....................          (19,412)               --           (23,827)           (4,818)
Income / (loss) before income tax ...          440,386            36,385           965,970           (13,206)
Income tax (expense) / credit .......          (18,478)            1,917           (70,867)            8,416
Minority interests ..................          (13,767)           (7,323)          (58,955)           (2,498)
Net income / (loss) .................          408,141            30,979           836,148            (7,288)

REVENUE. The Company reported total revenue of $2,120,882 for the three month period ended June 30, 2005 as compared to $111,228 for the three month period ended June 30, 2004. During the six month periods ended June 30, 2005 and 2004, the revenue increase to $4,000,954 from 191,014. This increase in the three and six month revenue are mainly due to the completion of one turnkey engineering waste water project in Le Chang City in the first quarter of 2005 and the completion of the remaining 15% construction of the waste water treatment plant of Xian Yang City and one turnkey engineering waste water project in Yong Ji Economic Development Zone coupled with the revenue from Tian Jin BOT waste water treatment plant.

COST OF REVENUE. Our total cost of revenue increased from $24,728 to $1,353,769 in the three month periods ended June 30, 2005 and 2004. During the six month periods ended June 30, 2005 and 2004, the cost of revenue increased to $2,657,008 from $58,978. The increase in cost of revenue for the three and six month periods ended June 30, 2005 is mainly due to the cost of revenue for the turnkey engineering waste water projects.

GROSS PROFIT. Gross profit as a percentage of revenue for the three month periods ended June 30, 2005 and 2004 were 36.2% or $767,113 and 77.7% or $86,500, respectively. During the six month periods ended June 30, 2005 and 2004, the gross profit increased to $1,343,946 from $132,036. The percentage of gross margin is higher in the three month period ended June 30, 2004 as compared to that in the three month period ended June 30, 2005 because the revenue for the three month period ended June 30, 2004 included revenue from technical transfer which has no cost of revenue.

GENERAL AND ADMINISTRATIVE EXPENSES. Our total general and administrative expenses for the three months ended June 30, 2005 and 2004 were $359,147 and $73,994 respectively. During the six month periods ended June 30, 2005 and 2004, the general and administrative expenses increased to $444,493 from $175,518. The principal components of general and administrative expenses are administrative salaries and benefits, depreciation, finance cost, traveling expenses, rental and other general administration costs.

NET INCOME / (LOSS). We had a net income, after income tax and minority interests, of $408,141 and $30,979 respectively for the three months ended June 30, 2005 and 2004. During the six month period ended June 30, 2005, net income, after income tax and minority interests, increased to $836,148 from a net loss of $7,288 for the six month period ended June 30, 2004.


LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow we generate from operations and financing activities. Net cash provided by operating activities during the six month period ended June 30, 2005 was $1,510,341 while net cash used in operating activities during the six month period ended June 30, 2004 was $356,075. Net cash provided by operating activities in the six month period ended June 30, 2005 consisted of net income of $836,148, adjustment for non-cash items of $106,269 and $567,924 provided by operating activities. Cash flow from operating activities consisted primarily of a decrease in accounts receivable of $6.7 million due to receipts from customers amounts fall due and decrease in accounts payable of $4.3 million due to payments made to our suppliers.

In April 2005, we conducted the private placement sale of 20 units, at $25,000 per unit, for the gross proceeds of $500,000. Each unit consisted of (a) one 12% convertible debenture in the original principal amount of $25,000, convertible into shares of our common stock at the rate of the lesser of (i) $0.20 per share or (ii) a 10% discount to the price per share of common stock (or conversion price per share of common stock) of the next private placement conducted by us prior to any conversion of the debenture, and (b) 125,000 detachable warrants to purchase one share each of our common stock at an exercise price of $0.20 per share, expiring ten years from their date of issuance. The debentures are due and payable August 1, 2005. The debenture holders have, however, extended the payment period to September 1, 2005.

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

ALLOWANCES FOR ACCOUNTS RECEIVABLE. The Group's provisioning policy for bad and doubtful debt is based on the evaluation of collectability and aging analysis of accounts receivable and on management's judgment. The Group does no require collateral or other security to support client's receivables. The Group conducts periodic review of its clients' financial condition and customer payment practice to minimize collection risk on accounts receivable. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. During the second quarter of 2005 financial period, the Group had not made any allowance for doubtful debts.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3   CONTROLS AND PROCEDURES

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


                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

As of the date of this report, we are not involved in any legal proceedings.

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

In April 2005, we conducted the private placement sale of 20 units, at $25,000 per unit, for the gross proceeds of $500,000. Each unit consisted of (a) one 12% convertible debenture in the original principal amount of $25,000, convertible into shares of our common stock at the rate of the lesser of (i) $0.20 per share or (ii) a 10% discount to the price per share of common stock (or conversion price per share of common stock) of the next private placement conducted by us prior to any conversion of the debenture, and (b) 125,000 detachable warrants to purchase one share each of our common stock at an exercise price of $0.20 per share, expiring ten years from their date of issuance. The debentures are due and payable August 1, 2005. The debenture holders have, however, extended the payment period to September 1, 2005.


ITEM 3   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4.  OTHER INFORMATION

None.


ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

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

                                   CHINA EVERGREEN ENVIRONMENTAL CORP.

Dated:  August 12, 2005.

                                   By  /s/ Chong Liang Pu
                                     ------------------------------------------
                                      Chong Liang Pu
                                      President and Chief Executive Officer




            In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       China Evergreen Environmental Corp.
                                       (Registrant)


Dated:  August 12, 2005                By:       /s/ Chong Liang Pu
                                                 ------------------------------
                                                   Chong Liang Pu,
                                                   Chief Executive Officer

Dated:  August 12, 2005                By:       /s/ Ren Cai Ding
                                                 ------------------------------
                                                   Ren Cai Ding,
                                                   Chief Financial Officer