Form 10QSB
period 2005-09-30
China Evergreen Environmental CORP
filed 2005-11-15
CIK 1083459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-26175

China Evergreen Environmental Corp.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0409151
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5/F, Guowei Building, 73 Xianlie Middle Road

Guangzhou, Guangdong, The People’s Republic Of China

(Address of principal executive offices)

86-20-8732-7909

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 14, 2005, the Company had 135,903,698 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART 1 - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

The financial statements and related notes are included as part of this Quarterly Report as indexed in the appendix on page 7 through 13.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING INFORMATION

Much of the discussion in this Item is “forward looking” as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changed business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

The following table sets forth the items in our consolidated statements of operations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue	$1,464,203	$70,000	$5,465,157	$261,014
Cost of revenue	(91,113)	(43,381)	(2,748,121)	(102,359)
Gross profit	1,373,090	26,619	2,717,036	158,655
General and administrative expenses	(884,941)	(24,762)	(1,329,433)	(200,280)
Income / (loss) from operations	488,149	1,857	1,387,603	(41,625)
Other income	59	6,848	2,920	41,942
Share of results in an associate	57,079	—	144,561	—
Interest expense	(13,245)	(9,903)	(37,072)	(14,721)
Income / (loss) before income tax	532,042	(1,198)	1,498,012	(14,404)
Income tax (expense) / credit	(59,110)	4,695	(129,977)	13,111
Minority interests	(156,142)	(1,604)	(215,097)	(4,102)
Net income / (loss)	316,790	1,893	1,152,938	(5,395)

REVENUE. The Company reported total revenue of $1,464,203 for the three month period ended September 30, 2005 as compared to $70,000 for the three month period ended September 30, 2004. During the nine month periods ended September 30, 2005 and 2004, the revenue increased to $5,465,157 from $261,014. This increase in the three and nine month revenue are mainly due to the sale of GM Bio-Carriers amounted to $0.8million, technical consultancy fee of $0.6 million in the third quarter of 2005 coupled with completion of one turnkey engineering waste water project in Le Chang City in the first quarter of 2005 and the completion of the remaining 15% construction of the waste water treatment plant of Xian Yang City and one turnkey engineering waste water project in Yong Ji Economic Development Zone and the revenue from Tian Jin BOT waste water treatment plant.

COST OF REVENUE. Our total cost of revenue increased from $43,381 to $91,113 in the three month periods ended September 30, 2005 and 2004. During the nine month periods ended September 30, 2005 and 2004, the cost of revenue increased to $2,748,121 from $102,359. The increase in cost of revenue for the three and nine month periods ended September 30, 2005 is mainly due to the cost of revenue for the turnkey engineering waste water projects in Le Chang City and Yong Ji Economic Development Zone plus cost for the completion of the waste water treatment plant of Xian Yang City.

GROSS PROFIT. Gross profit as a percentage of revenue for the three month periods ended September 30, 2005 and 2004 were 93.8% or $1,373,090 and 38.0% or $26,619, respectively. During the nine month periods ended September 30, 2005 and 2004, the gross profit increased to $2,717,036 from $158,655. The percentage of gross margin is higher in the three month period ended September 30, 2005 as compared to that in the three month period ended September 30, 2004 as the revenue for the three month period ended September 30, 2005 included consultancy fee which has minimal cost of revenue.

GENERAL AND ADMINISTRATIVE EXPENSES. Our total general and administrative expenses for the three month periods ended September 30, 2005 and 2004 were $884,941 and $24,762 respectively. During the nine month periods ended September 30, 2005 and 2004, the general and administrative expenses increased to $1,329,434 from $200,280. The principal components of general and administrative expenses are administrative salaries and benefits, depreciation, finance cost, traveling expenses, rental and other general administration costs. The increase in general and administrative expenses for the three month periods ended September 30, 2005 as compared to that of September 30, 2004 is mainly due to the finance and legal cost associated with the private placement and, to a lesser extent, the expansion of the company since last year.

NET INCOME / (LOSS). We had a net income, after income tax and minority interests, of $316,790 and $1,893 respectively for the three month periods ended September 30, 2005 and 2004. During the nine month period ended September 30, 2005, net income, after income tax and minority interests, increased to $1,152,938 from a net loss of $5,395 for the nine month period ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow we generate from operations and financing activities. Net cash used in operating activities during the nine month period ended September 30, 2005 was $962,652 while net cash provided by operating activities during the nine month period ended September 30, 2004 was $919,320. Net cash used in operating activities in the nine month period ended September 30, 2005 consisted of net income of $1,152,938, adjustment for non-cash items of $170,433 and $2,286,023 used in operating activities. Cash flow from operating activities consisted primarily of a decrease in accounts receivable of $6.87 million due to receipts from customers amounts fall due, decrease in accounts payable of $3.96 million due to payments made to our suppliers and increase in prepayments, deposits and other receivables of $4.59 million.

In April 2005, we conducted the private placement sale of 20 units, at $25,000 per unit, for the gross proceeds of $500,000. Each unit consisted of (a) one 12% convertible debenture in the original principal amount of $25,000, convertible into shares of our common stock at the rate of the lesser of (i) $0.20 per share or (ii) a 10% discount to the price per share of common stock (or conversion price per share of common stock) of the next private placement conducted by us prior to any conversion of the debenture, and (b) 125,000 detachable warrants to purchase one share each of our common stock at an exercise price of $0.20 per share, expiring ten years from their date of issuance. The debentures are due and payable August 1, 2005. The debenture holders have, however, extended the payment period to September 30, 2005. All the debenture holders have converted the debentures into 3,703,701 shares of our common stock on October 1, 2005.

On September 14, 2005, we closed the private placement sale to accredited investors of units consisting of shares of our common stock and warrants to purchase shares of our common stock for aggregate gross proceeds of $4.83 million. Pursuant to the subscription agreements entered into with the investors, we issued to the investors 161 units at a price of $30,000 per unit. Each unit consisted of 200,000 shares of our common stock, priced at $0.15 per share, and warrants to purchase 200,000 shares of our common stock over a five year period at an exercise price of $0.20 per share. Pursuant to the terms of the subscription agreements, we granted the investors limited registration rights for all common shares comprising the units, including the common shares issuable on exercise of the warrants.

We anticipate raising capital from outside investors coupled with bank or mezzanine lenders to fund the Company’s expansion plan. As of the date of this report, other than as disclosed, we have not entered into any negotiations with any third parties to provide such capital. We anticipate that our current financing strategy of private debt and equity offerings will meet our anticipated objectives and business operations for the next 12 months. We continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements on one or more of those opportunities.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies include revenue recognition, impairment of assets and accounting for allowance of accounts receivable.

REVENUE RECOGNITION. — Revenue from fixed price long-term turnkey engineering contracts is recognized on the percentage of completion method for individual contracts. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs. The use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price turnkey engineering contracts is of relatively short duration, we use the completed contract method of accounting whereby revenue is recognized when the work is completed.

Revenue arising from waste water treatment is recognized based on waste water treated as recorded by meters read during the year.

IMPAIRMENT OF ASSETS. The Group’s policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets. Factors considered in the evaluation include current operating results, trends and anticipated undiscounted estimated future cash flows that is expected to result from the use of the asset, or other measure of fair value, is less than the carrying value.

ALLOWANCES FOR ACCOUNTS RECEIVABLE. The Group’s provisioning policy for bad and doubtful debt is based on the evaluation of collectability and aging analysis of accounts receivable and on management’s judgment. The Group does no require collateral or other security to support client’s receivables. The Group conducts periodic review of its clients’

financial condition and customer payment practice to minimize collection risk on accounts receivable. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. During the third quarter of 2005 financial period, the Group had not made any allowance for doubtful debts.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 3 CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

In April 2005, we conducted the private placement sale of 20 units, at $25,000 per unit, for the gross proceeds of $500,000. Each unit consisted of (a) one 12% convertible debenture in the original principal amount of $25,000, convertible into shares of our common stock at the rate of the lesser of (i) $0.20 per share or (ii) a 10% discount to the price per share of common stock (or conversion price per share of common stock) of the next private placement conducted by us prior to any conversion of the debenture, and (b) 125,000 detachable warrants to purchase one share each of our common stock at an exercise price of $0.20 per share, expiring ten years from their date of issuance. The debentures are due and payable August 1, 2005. The debenture holders have, however, extended the payment period to September 30, 2005. All the debenture holders have converted the debentures into 3,703,701 shares of our common stock on October 1, 2005.

On September 14, 2005, we closed the private placement sale to accredited investors of units consisting of shares of our common stock and warrants to purchase shares of our common stock for aggregate gross proceeds of $4.83 million. Pursuant to the subscription agreements entered into with the investors, we issued to the investors 161 units at a price of $30,000 per unit. Each unit consisted of 200,000 shares of our common stock, priced at $0.15 per share, and warrants to purchase 200,000 shares of our common stock over a five year period at an exercise price of $0.20 per share. Pursuant to the terms of the subscription agreements, we granted the investors limited registration rights for all common shares comprising the units, including the common shares issuable on exercise of the warrants.

ITEM 3 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4. OTHER INFORMATION

None.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA EVERGREEN ENVIRONMENTAL CORP.

Dated: November 14, 2005.

	By	/s/ Chong Liang Pu
Chong Liang Pu
President and Chief Executive Officer

CHINA EVERGREEN ENVIRONMENTAL CORP

Unaudited	Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
	US$	US$
Current assets
Cash and cash equivalents	928,488	336,079
Inventories, net	5,428	—
Accounts receivable	3,140,245	9,462,999
Prepayment, deposits and other receivables	5,367,762	777,365
Amounts due from related companies	2,420,833	3,158,328
Amounts due from directors	—	26,794
Amount due from an associate	1,748,019	1,744,775
Deferred tax assets	209,206	199,981
Total current assets	13,819,981	15,706,321

Non-current assets
Infrastructure assets, net	6,966,930	3,305,089
Property, plant and equipment, net	319,520	330,865
Convertible note receivable	1,156,690	1,366,997
Deposit paid for acquisition of property, plant and equipment	—	543,478
Interest in an associate	489,924	345,363
Total non-current assets	8,933,064	5,891,792

Total assets	22,753,045	21,598,113

Current liabilities
Unsecured loan	120,773	229,468
Convertible debenture (Note 6)	500,000	—
Other borrowing	24,155	24,155
Accounts payable	4,796,707	8,755,148
Accrued liabilities	1,666,403	526,068
Amounts due to directors	490,037	606,645
Amounts due to related companies	224,981	2,864,506
Deposit received for disposal of a subsidiary	—	350,514
Income tax payable	1,019,976	626,249
Total current liabilities	8,843,032	13,982,753

Minority interests	471,357	159,642

Stockholders’ equity
Common stock	4,913,800	83,800
Additional paid in capital	3,857,296	3,857,296
Retained earnings	4,667,560	3,514,622
Total stockholders’ equity	13,438,656	7,455,718

Total liabilities and stockholders’ equity	22,753,045	21,598,113

CHINA EVERGREEN ENVIRONMENTAL CORP

Unaudited Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	US$	US$	US$	US$
Revenue (Note 4)	1,464,203	70,000	5,465,157	261,014
Cost of revenue	(91,113)	(43,381)	(2,748,121)	(102,359)
Gross profit	1,373,090	26,619	2,717,036	158,655
General and administrative expenses	(884,941)	(24,762)	(1,329,433)	(200,280)
Income / (loss) from operations	488,149	1,857	1,387,603	(41,625)
Other income	59	6,848	2,920	41,942
Share of results in an associate	57,079	—	144,561	—
Interest expense	(13,245)	(9,903)	(37,072)	(14,721)
Income / (loss) before income tax	532,042	(1,198)	1,498,012	(14,404)
Income tax (expense) / credit	(59,110)	4,695	(129,977)	13,111
Minority interests	(156,142)	(1,604)	(215,097)	(4,102)
Net income / (loss)	316,790	1,893	1,152,938	(5,395)
Basic net income / (loss) per share (Note 5)	0.00299	0.00002	0.01130	(0.00006)

CHINA EVERGREEN ENVIRONMENTAL CORP

Unaudited Consolidated Statements of Cash Flow

	Nine months ended September 30,
	2005	2004
	US$	US$
Cash flows from operating activities:

Net income / (loss)	1,152,938	(5,395)

Adjustments to reconcile net income / (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization	12,504	15,264
Increase in deferred tax assets	(9,225)	(6,461)
Increase in minority interests	311,715	4,102
Share of results in an associate	(144,561)	—

Changes in operating assets and liabilities:
(Increase) / decrease in inventories	(5,428)	7,597
Decrease / (increase) in accounts receivable	6,866,232	(4,772)
(Increase) / decrease in prepayment, deposits and other receivables	(4,590,397)	262,887
Decrease in convertible note receivable	210,307	—
(Decrease) / increase in accounts payable	(3,958,441)	765,075
Increase in accrued liabilities	1,140,335	1,774,721
Decrease in amounts due to directors	(89,814)	(1,072,028)
Decrease / (increase) in amounts due from related companies	737,495	(1,850,776)
Increase in tax payable	393,727	158,148
Decrease in deposit received for disposal of a subsidiary	(350,514)	—
(Decrease) / increase in amounts due to related companies	(2,639,525)	870,958

Net cash (used in) / provided by operating activities	(962,652)	919,320

Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,159)	(25,132)
Acquisition of infrastructure assets	(3,661,841)	—
Decrease in other investment	—	28,454
Increase in amount due from an associate	(3,244)	(4,135)

Net cash used in investing activities	(3,666,244)	(813)

Cash flows from financing activities:
Increase in share capital	4,830,000	241,546
Proceeds from convertible debenture issued	500,000	—
Repayment of borrowing	(108,695)	(1,145,169)

Net cash provided by / (used in) financing activities	5,221,305	(903,623)

Net increase in cash and cash equivalents	592,409	14,884

Cash and cash equivalents, beginning of period	336,079	54,556

Cash and cash equivalents, end of period	928,488	69,440

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements of China Evergreen Environmental Corp. (the “Company”) and subsidiaries (the “Group”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s Form 10-KSB Annual Report, and other reports filed with the SEC.

The accompanying unaudited quarterly consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Group for the periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other quarterly period of or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable quarterly periods include non-recurring expenses associated with the Group’s costs incurred to reorganize the Group, raise capital, and stock options and awards. Certain financial information that is not required for interim financial reporting purposes has been omitted.

NOTE 2 - DESCRIPTION OF BUSINESS

Our company was organized as a Nevada corporation on September 10, 1996 under the name Discovery Investments, Inc., and was previously engaged in the business of seeking, investigating and, if such investigation warranted, acquiring an interest in a business opportunity.

On October 15, 2004, we were the subject of a reverse acquisition by Evergreen Asset Group Limited, an International Business Company organized under the laws of the British Virgin Islands (“Evergreen”), pursuant to which we have acquired 100% of the outstanding shares of Evergreen capital stock in exchange for a controlling interest in our common stock. Pursuant to a securities purchase agreement dated September 9, 2004, as amended, we issued 83,500,000 shares of our common stock (representing 83.5% of our outstanding capital stock) in exchange for all of the issued and outstanding shares of Evergreen capital stock transferred to us by the Evergreen shareholders at the closing. Following the close of the reverse acquisition, we changed our corporate name from Discovery Investments, Inc. to China Evergreen Environmental Corp. (“CEEC”, “we”, “us” or the “Company”).

As a result of the transactions described above, Evergreen became our wholly owned subsidiary. Evergreen, through its three majority owned subsidiaries, Guang Dong Xin Xing Mei Biology Company Limited (“XXM”), Bei Jing Hao Tai Shi Yuan Water Purifying Company Limited

(“BJHT) and Hai Yang City Sheng Shi Environment Protection Company Limited (“HY”), provides waste water turn-key engineering, equipment and chemical trading. Evergreen currently holds 90% of XXM. XXM provides turnkey waste water treatment engineering design and contracting. XXM also holds 90% and 35% respectively in the equity interest of the following two water treatment facilities operated through build, operate and transfer (BOT) arrangements with the PRC government: (i) Tian Jin Shi Sheng Water Treatment Company Limited (“TJSH”), which commissioned water treatment in November 2003 and has a daily treatment capacity of approximately 10,000 cubic meter and; (ii) Xin Le Sheng Mei Water Purifying Company Limited (“XL”), which also commissioned water treatment in November 2003 and has a daily treatment capacity of 40,000 cubic meter. XXM is retained as the managers to manage both TJSH and XL. The fees from XL and TJSH did not represent a material portion of our revenue during the third quarter of 2005.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IMPAIRMENT OF ASSETS: The Group’s policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets. Factors considered in the evaluation include current operating results, trends and anticipated undiscounted future cash flows. An impairment loss is recognized to the extent that the sum of undiscounted estimated future cash flows that is expected to result from the use of the asset, or other measure of fair value, is less than the carrying value.

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

INCOME PER SHARE: Basic income per share is computed by dividing the net income for the year by the weighted average number of common shares outstanding during the year. Diluted income per share is computed by dividing the net income for the year by the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, unvested restricted common stock and contingently issuable shares that are probable of being issued, are included in diluted income per share to the extent such shares are dilutive. In accordance with SFAS 128, “Earnings Per Share”, the Company uses income from continuing operations, net of income taxes as the “control number” in determining whether common equivalent shares are dilutive or anti-dilutive in periods where discontinued operations are reported.

NOTE 4 - REVENUE

The Company reported total revenue of $1,464,203 for the three month period ended September 30, 2005 as compared to $70,000 for the three month period ended September 30, 2004. During the nine month periods ended September 30, 2005 and 2004, the revenue increased to $5,465,157 from $261,014. This increase in the three and nine month revenue are mainly due to the sale of GM Bio-Carriers amounted to $0.8million, technical consultancy fee of $0.6 million in the third quarter of 2005 coupled with completion of one turnkey engineering waste water project in Le Chang City in the first quarter of 2005 and the completion of the remaining 15% construction of the waste water treatment plant of Xian Yang City and one turnkey engineering waste water project in Yong Ji Economic Development Zone and the revenue from Tian Jin BOT waste water treatment plant.

NOTE 5 - BASIC NET INCOME PER SHARE

The basic net income per share is calculated using the net income and the weighted average number of shares outstanding during the period.

	Nine months ended September 30,
	2005	2004
Net income / (loss)	$1,152,938	$(5,395)
Weighted average number of common shares outstanding	102,005,125	83,500,000

Basic net income / (loss) per share	0.01130	(0.00006)

NOTE 6 - CONVERTIBLE DEBENTURE

In April 2005, we conducted the private placement sale of 20 units, at $25,000 per unit, for the gross proceeds of $500,000. Each unit consisted of (a) one 12% convertible debenture in the original principal amount of $25,000, convertible into shares of our common stock at the rate of the lesser of (i) $0.20 per share or (ii) a 10% discount to the price per share of common stock (or conversion price per share of common stock) of the next private placement conducted by us prior to any conversion of the debenture, and (b) 125,000 detachable warrants to purchase one share each of our common stock at an exercise price of $0.20 per share, expiring ten years from their date of issuance. The debentures are due and payable August 1, 2005. The debenture holders have, however, extended the payment period to September 30, 2005. All the debenture holders have converted the debentures into 3,703,701 shares of our common stock on October 1, 2005.

NOTE 7 – PRIVATE PLACEMENT

On September 14, 2005, we closed the private placement sale to accredited investors of units consisting of shares of our common stock and warrants to purchase shares of our common stock for aggregate gross proceeds of $4.83 million. Pursuant to the subscription agreements entered into with the investors, we issued to the investors 161 units at a price of $30,000 per unit. Each unit consisted of 200,000 shares of our common stock, priced at $0.15 per share, and warrants to purchase 200,000 shares of our common stock over a five year period at an exercise price of $0.20 per share. Pursuant to the terms of the subscription agreements, we granted the investors limited registration rights for all common shares comprising the units, including the common shares issuable on exercise of the warrants.

PART II - OTHER INFORMATION

Item 6. Exhibits.

(a) Index to Exhibits

Exhibit 31.1	Section 302 Certification

Exhibit 32.1	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Evergreen Environmental Corp.
(Registrant)

Dated: November 14, 2005	By:	/s/ Chong Liang Pu
Chong Liang Pu,
Chief Executive Officer

Dated: November 14, 2005	By:	/s/ Ren Cai Ding
Ren Cai Ding,
Chief Financial Officer