Form 10KSB/A
period 2004-12-31
China Evergreen Environmental CORP
filed 2006-01-13
CIK 1083459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

-OR-

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(86-20) 87327909

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to section 12 (b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The registrant’s revenues for its most recent fiscal year were $9,366,513.

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

The Items in our Form 10-KSB for the year ended December 31, 2004 that are substantially amended and restated are as follows: Part I: Item 1 – Description of Business; and Part III: Item 13 – Exhibits.

The remaining Items contained within this Amendment No. 2 to Annual Report on Form 10-KSB substantially consist of all other Items originally contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004 in the form filed on April 15, 2005, except for certain editorial changes of a non-substantive nature and to update certain other disclosures.

-i-

Unless otherwise indicated, all references to our company include our wholly and majority owned subsidiaries.

All of our sales and expenses are denominated in renminbi (“RMB”), the national currency of the People’s Republic of China (the “PRC”). Solely for the convenience of the reader, certain financial information as of and for the years ended December 31, 2003 and 2004 have been converted into United States dollars. Assets and liabilities are translated at the exchange rate in effect at period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate or at any other certain rate as of the respective dates or at any other date.

The statements contained in this report that are not historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements, without limitation, regarding our expectations, beliefs, intentions or strategies regarding the future. We intend that such forward-looking statements be subject to the safe-harbor provided by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, among other things: (1) expected revenue and earnings growth; (2) estimates regarding the size of target markets; and (3) regulation of our industries and markets by the Chinese government. These statements are qualified by important factors that could cause our actual results to differ materially from those reflected by the forward-looking statements. Such factors include, but are not limited to, those risk factors described elsewhere in this annual report.

Part I

Item 1. Description of Business.

We are a waste water engineering company based in the PRC. Through our majority-owned subsidiaries, we are engaged in the design, construction, implementation and management of industrial and municipal waste water treatment facilities throughout the PRC.

We provide turn-key waste water treatment engineering design and contracting. From 2000 to 2004, we completed the following turn-key projects: Yongji Development Zone Wastewater Treatment Plant (Phase 1), Guangdong Nanhai City Jinsha Town Wastewater Treatment Plant, Guangdong Sanshui Baini Wastewater Treatment Plant and Guangzhou Yantang Wastewater Treatment Plant. The following turn-key projects are still in process: Tianjin City Meichang Town Wastewater Treatment Plant, Dayawan Wastewater Treatment Plant, Yongji Development Zone Wastewater Treatment Plant (Phase 2), China Environment Industrial Park Wastewater Treatment Plant and Huangzhuang Industrial Park Wastewater Treatment Plant.

We hold 90% and 35%, respectively, of the equity interest in the following two water treatment facilities operated through build, operate and transfer (BOT) arrangements with the PRC government: (i) Tian Jin Shi Sheng Water Treatment Company Limited (“TJSH”), which commissioned water treatment in November 2003 and has a daily treatment capacity of approximately 10,000 tons; and (ii) Xin Le Sheng Mei Water Purifying Company Limited (“XL”), which also commissioned water treatment in November 2003 and has a daily treatment capacity of 40,000 tons. We have been retained as the manager to manage both TJSH and XL. The fees from XL and TJSH did not represent a material portion of our revenue during 2004.

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

Corporate History

Our predecessor in interest, Discovery Investments, Inc. (“Discovery”) was incorporated on September 10, 1996, under the laws of the State of Nevada to engage in any lawful corporate activity. Discovery had been in the development stage and was not active until October 26, 1999.

On December 10, 1999, Discovery entered into a Plan and Agreement of Reorganization (the “Plan”) with LLO-Gas, Inc. and John Castellucci. On October 26, 1999, LLO-Gas had acquired certain ARCO facilities and a so-called card lock facility and commenced operations. LLO-Gas was incorporated in July 1998 under the laws of the State of Delaware. On December 20, 1999, there was a closing under the Plan and LLO-Gas, Inc. became a wholly-owned subsidiary of Discovery and there was a change of control of Discovery. Between December 20, 1999 and August 10, 2000, differences of opinion as to matters of fact and as to matters of law had arisen by and between certain of the shareholders of Discovery, who were shareholders prior to the closing, and between Discovery, John Castellucci and LLO-Gas, Inc.

On June 7, 2000, LLO-Gas, Inc. filed a Voluntary Petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, Central District of California, San Fernando Valley Division, case number SV 00-15398-AG. On December 1, 2000, the United States Bankruptcy Court converted the pending matter into a Chapter 7 liquidation. Said Chapter 7 effected LLO-Gas, Inc. and not Discovery.

On August 10, 2000, Discovery entered into a Mutual Rescission Agreement and Mutual Release with John Castellucci which provided, inter alia, that Discovery consented and agreed to rescind said Plan with John Castellucci consenting and agreeing to the rescission. The parties mutually agreed to forego all rights and benefits provided to each other thereunder.

On August 9, 2001, Discovery filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, District of Nevada, Case Number BK-S-01-18156-RCJ. On September 24, 2001, the Bankruptcy Court confirmed the Disclosure Statement and Plan of Reorganization submitted by Discovery and Discovery was thereafter released from Bankruptcy.

On April 29, 2002, Discovery entered into a Plan and Agreement of Reorganization with Bycom Media Inc., an Ontario, Canada corporation (“Bycom”). Pursuant to this agreement, Discovery acquired all the outstanding shares of Bycom for 4,800,000 shares of Common Stock. On October 5, 2002, Bycom became a wholly-owned subsidiary of Discovery and there was a change of control.

Bycom was engaged in multimedia applications for internet-based business. Utilizing business search tools and databases, Bycom intended to be able to locate and access global business information for a fee, or was to act as an “out-source provider” of information.

On September 4, 2002, Discovery completed a transaction set out in a Plan and Agreement of Reorganization dated June 13, 2002, pursuant to which Discovery acquired all of the outstanding shares of Cavio Corporation, a Washington corporation, (“Cavio”) in exchange for 14 million share of Discovery common stock. Due to poor market conditions and Discovery’s inability to seek adequate financing from third parties to properly finance the operations of Cavio, on December 2, 2002 Discovery’s board of directors approved, subject to receiving the approval of a majority of the shareholders, to unwind the acquisition of Cavio in cancellation of the shares of common stock issued.

On December 2, 2002, Discovery unanimously approved the disposition of its interest in Cavio and thereafter received the consent of a majority of the outstanding shares of the company’s common stock. Discovery determined the effective date for the divestiture to be June 30, 2003.

On October 15, 2004, we were the subject of a reverse acquisition by Evergreen Asset Group Limited, an International Business Company organized under the laws of the British Virgin Islands (“Evergreen” or “EGAG”) on April 20, 2004 as an investment holding company for waste water treatment businesses in the PRC, pursuant to which we acquired 100% of the outstanding shares of Evergreen capital stock in exchange for a controlling interest in our common stock. Prior to the reverse acquisition, we had 16,499,997 shares issued and outstanding. Pursuant to a securities purchase agreement dated September 9, 2004, as amended, we issued

83,500,000 shares of our common stock in exchange for all of the issued and outstanding shares of Evergreen capital stock transferred to us by the Evergreen shareholders at the closing. As a result of the reverse acquisition, we had a total of 99,999,997 shares issued and outstanding, with the 83,500,000 shares representing approximately 83.5% of our capital stock. At the close of the reverse acquisition, all of our pre-closing officers and directors resigned and our current officers and directors were appointed to serve in their present capacities. Following the close of the reverse acquisition, we changed our corporate name from Discovery Investments, Inc. to China Evergreen Environmental Corporation and Evergreen became a subsidiary of China Evergreen Environmental Corporation.

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

Our executive offices are located at Floor 5, Guowei Building, 73 Xianlie Middle Road, Guangzhou, Guangdong, China; telephone number (86-20) 87327909.

Our Business

General

We are a waste water engineering company based in the PRC. Through our majority-owned subsidiaries, we are engaged in the design, construction, implementation and management of industrial and municipal waste water treatment facilities throughout the PRC.

Our business was originally established in 1999 by our Chairman, Mr. Chong Liang Pu, with a focus on developing innovative biochemical technologies and processes for waste water treatment. We have the exclusive rights to MHA biological treatment processes technologies (“MHA”) and GM Bio-carriers. Both are the subject of patents owned by our Chairman, Mr. Pu, and we have acquired the exclusive rights pursuant to a license agreement with Mr. Pu. Both technologies were developed to improve the efficiency and effectiveness of waste water treatment processes and reduce the initial investment and on-going operating cost of waste water treatment facilities.

We have applied biotechnological processes to waste water treatment and have developed relationships with the PRC environmental authorities at both national and provincial levels throughout the PRC. Since 2000, we have successfully completed the design and construction of over 14 waste water facilities across China with total daily capacity of over 120,000 tons (inclusive of three BOT waste water treatment facilities with daily capacity of 70,000 tons). Our customers include municipal governments, food processing and beverage companies and industrial companies.

Because of these achievements, we have been recognized as a “Key Enterprise in Environmental Industry in the PRC” by the General Bureau of Environmental Protection of China and are viewed as a “High-Tech Enterprise” by the Bureau of Science and Technology of Guangzhou, PRC.

Industry Background

Waste Water Treatment Markets in the PRC. The waste water treatment business is in a developmental stage in China. Following decades of rapid industrialization and urbanization resulting from PRC’s breakneck economic expansion, demands for urban and industrial waste water treatment are immense. In 2002, total volume of municipal and industrial waste water produced reached 23 billion and 26 billion tons, respectively, of which only approximately 25% was treated in some form. The PRC government, which views environmental issues as a policy priority, has targeted a 90% treatment ratio by 2030. This targeted growth, combined with a policy of privatizing all existing government facilities, is resulting in extraordinarily high levels of expansion in an industry that did not effectively exist until the 1980s.

In order to promote investment in the waste water treatment industry, the central government has created incentives such as tax relief and higher throughput fees which can improve the profitability of certain municipal projects.

Under the tax regulations in the PRC, companies providing water purification are exempted from business tax on the collection of waste water treatment fees. The PRC government also gives tax reliefs in the form of reduction in or exemption from value-added tax and income tax to encourage treated water to be reused in residential, agricultural, commercial or industrial sectors.

The PRC government introduced a new policy in relation to the water supply tariff management methods for the water-resource system which became effective in January 2004. The new policy prescribes a water tariff approach, comprising of water production costs, expenses, profit, and tax. Pertinent pricing is expected to be in accord with local market demand.

Before the 1990s, water tariffs were extremely low, and there were no wastewater discharge fees. People were more concerned with water quality than with the price and quantity they used. As citizens now pay closer attention to water quality, they expect higher prices to accompany water quality improvements. Therefore, water tariff and wastewater treatment throughput fees, especially in the cities, are rising to rational levels.

Fresh Water Markets. Before 2003, the facilities for fresh water supply in the PRC were owned and operated by the agencies of local governments. As industrial, economic and population growth and chronic pollution have placed intense demands on the water supply in China, the fresh water supply has had a serious shortage. Similar to the waste water treatment industry, the PRC government has opened up the fresh water supply business to private sector and international operators.

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

We provide turn-key engineering, equipment and chemical sales for industrial and municipal waste water treatment facilities in the PRC. We also invest in, manage and operate our own water treatment facilities through BOT arrangements in the PRC.

The following chart describes the waste water treatment process that we service:

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

From 2000 to 2004, we completed the following turn-key projects: Yongji Development Zone Wastewater Treatment Plant (Phase 1), Guangdong Nanhai City Jinsha Town Wastewater Treatment Plant, Guangdong Sanshui Baini Wastewater Treatment Plant and Guangzhou Yantang Wastewater Treatment Plant. The following table sets forth the company’s turn-key projects which are still in process:

Name of New Turn-key Project	Capacity/Per Day	Date of Commencement
Lechang Wastewater Treatment Plant. (Phase 1)	12,500 tons	Commenced in May 2005 and expected to handover in the end of 2005
Tianjin City Meichang Town Wastewater Treatment Plant	3,000 tons	Expected to commence in July 2005

We financed our turn-key projects through progressive payments from our customers as stipulated in the agreements for these projects.

Investment in BOT Waste Water Treatment Facilities. We also invest in waste water treatment facilities through BOT arrangements. BOT projects provide us with a stable and guaranteed income source under a long-term (usually 20-30 year) contract granted by municipal governments to build and operate waste water plants. BOT project land is typically contributed by the municipal government with the operator providing investment and daily management. After the contract period, the project is transferred to the local government. After we secure a contract for a BOT project from a municipal government and the financing for such project is in place, we will proceed to construct the facility. After the completion of construction and testing and commissioning, we will operate the waste water treatment facility for a period of 20-25 years as stipulated in the BOT contract. The typical capital return period of a BOT project is approximately 5-6 years if it is not divested earlier.

The following table sets forth the BOT projects which we have completed or are in process of completing:

BOT Projects	Cost of investment	Capacity/ Per Day	Operation Period	Date of commencement of operation

Waste water treatment plant of TJ	US$ 1.09 million	10,000 tons	20 years	November 2003

Waste water treatment plant of XL	US$ 4.11 million	40,000 tons	22 years	October 2003

Waste water treatment plant of HY	US$ 3.62 million	20,000 tons	22 years	June 2005

Waste water treatment plant of BJHTSY	US$ 2.42 million	20,000 tons	25 years	Operation expected to commence in third quarter of 2005

Waste water treatment plant of HDFF	US$ 3.53 million	33,000 tons	22 years	Operation expected to commence in first quarter of 2006

We have been financing the BOT projects of TJ, XL, HY and BJHTSY through capital injections and funds generated from our operations. We will finance the remaining capital expenditure of HDFF of approximately $2 million through funds generated from our operations.

Our Production Process

Though the chemicals used for treating municipal and industrial wastewater qualities are different due to the different sources of wastewater for municipal wastewater treatment and different industrial product and manufacturing process for industrial wastewater treatment, the treatment processes are largely similar.

During the wastewater treatment process, the wastewater is first collected by a pipeline network system and then transported to a sand sedimentation pool. The wastewater will then go through the MHA waste water treatment process, which is a natural, chemical-free, biological and mineral-based process that facilitates the rapid growth of bacteria in order to improve the efficiency of degrading the micro-organism materials in the wastewater and for more efficient operation and reduced energy consumption. After the MHA waste water treatment process, the wastewater is then transported to the sedimentation pool to remove the fine particles in the wastewater. The wastewater will then be sterilized in the sterilization pool and be transported to the water outlet.

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

Project Tracking. Based on the information gathered through market intelligence and the subsequent comprehensive analysis conducted on such information, our management will decide on which projects to pursue. We carry out internal evaluations which consist of three steps: initial evaluation, revaluation and valuation by professionals. We also engage external advisors to carry out external evaluation. We will then embark on determining what the tender rules and conditions are and the capital requirements and technologies used for the project. Project tracking allows us to plan ahead and make the necessary cost planning.

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

Design and Development. After signing of the contract, we will appoint a project team to be responsible for the execution of the project, including an ad-hoc research and development team to handle the design and development of that particular project. The research and development team will follow our overall guidelines to analyze, assess and determine the design and specifications of a system which will ensure that all of our customers’ requirements are met. The design and development process includes collection of information, site survey, key design concept, design specification, individual design, evaluation, revaluation and issue for construction. In addition to our own design and development capabilities, we have also entered into collaboration arrangements with other parties to test our equipment to ensure its suitability and effectiveness.

Procurement. After the necessary design and analysis, the specifications of the system are confirmed, and our procurement department will proceed to purchase all the materials and equipment required or appoint appropriate sub-contractors to carry out certain parts of the project.

Construction. The construction process includes sub-contracting and site supervision. During construction, we will send site representatives to control and supervise the construction.

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

Commissioning and Fine-Tuning. For turn-key projects, should the system pass all tests, we will proceed to hand over the system to our customers. 5%-10% of the total contract value will be will be treated as retention monies during the warranty period of up to 12 months requirement. Our technical personnel will carry out fine-tuning and on-site services. After successful commissioning of the entire system, the retention monies will be paid by our customers to us after the warranty period of up to 12 months. For BOT projects, the plant will start operation after passing all tests. The technical team will carry out fine-tuning and on-site services. The operation team will follow the operational guidelines and monitor the quality of treated water.

Competition

We believe our main competitor is Beijing Capital Co., Ltd. (“Beijing Capital”), a subsidiary of Capital Group, which has identified investment, development, operation and management in the PRC water industry as its core business. Beijing Capital provides environment management services. We also compete with several other environmental and water treatment companies. We believe that we compete primarily on the basis of contract pricing. Though many of our competitors offer similar but less cost-effective services, they may have greater financial resources and hence be able to secure contracts with reduced operating margins but more competitive pricing. However, we believe that as a result of our cost efficiency through our patented technologies, we are able to offer even more competitive pricing. In addition, having access to the capital markets in the United States through our public listing will help to differentiate us from our competition. Another area of competition comes from local protectionism where local governments wish to protect local environmental businesses. In order for us to overcome this kind of competition, we rely on our financial and technical resources.

Our Competitive Strengths

Based on the performance of our projects, we believe that we are one of the leading providers of waste water engineering services in the PRC. Key elements of our competitive strengths include:

Sufficient Capital Resources. The threshold of capital requirements for entering the waste water treatment segment and the initial capital investment of waste water treatment facilities and projects, especially BOT projects, is relatively high. Based on our good track record and relationships with local governments in the PRC, we believe we are capable of obtaining sufficient capital resources to fund our operation of projects and expansion plan.

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

Good Track Record and Professional Quality. We believe that our good track record and goodwill that we have built up in the provision of water treatment systems for the municipal government and industrial waste water treatment give us an edge over our competitors. Due to our strong track record, we have been awarded various certifications by different environmental institutions, including certifications of Quality Facility for Environmental Protection, Gold Price of 2nd Chinese Patent Technology Fair, World Chinese Scientific and Technology Invention Prize, certificates of “Quality Branded Environmental Protection” and “Asia International Scientific and Technology Improvement Prize”. These certificates typically strengthen our ability to tender for BOT projects with the municipal government and also turn-key projects for industrial waste water treatment.

Effective Market Network. We emphasize the importance of marketing and have people specialized in promotion of our company and securing projects. We have marketing networks in Shangdong, Tianjin, Neijing, Handan Hebei, Xianyang Shangxi and Guangdong, where we have BOT projects. Such offices provide feedback on market intelligence and deal with existing and potential customers. Project selection is partially based on intelligence feedback from these networks. We retain a team of 15 to 20 former senior government officials with considerable influence on local and central governments in the PRC. We identify this team through introduction and conferences/conventions that we attend. This team identifies and helps to secure major environmental projects for the group. The team also provides timely feedback of market conditions and deals with our existing and potential customers regularly. Though we do not have any contract with this team, we give incentives/commissions for each successful project secured. We paid approximately $22,000 and $260,000 for projects successfully secured in 2004 and 2003, respectively.

Long-Term Relationships with Academic Institutions. We have good long-term relationships with Guangdong Province Environmental Protection Design Institute and North-Eastern Environmental Protection Design Institute, who provide important technical support in design and project execution. North-Eastern Environmental Protection Design Institute will provide technical support in the design of waste water treatment facilities and preparation for the tendering of projects while Guangdong Province Environmental Protection Design Institute will evaluate the feasibility and acceptability of the blue prints of the facilities. Compensation for both institutions are based on amount of work done.

Customers, Sales and Marketing

Many of our principal customers are local governments, food and beverage processing companies and industrial companies that use our technologies to treat their waste water.

Our largest customers have historically accounted for a significant percentage of our net sales. Net sales to our largest customer, True Global Limited, accounted for approximately 97% of our net sales in 2004. We sold our investment in a BOT project, XY., in the fourth quarter of 2004 to True Global Limited.

We market and sell our products through our direct sales force and independent sales representatives throughout the PRC. Our sales and marketing team is responsible for evaluating the marketplace, generating leads and creating sales programs. We use a “Project-Company” strategy for each BOT project, establishing a company in the location of the project, responsible for construction and operation of the project. Through establishing a good relationship with the local government, the Project-Company markets its business in the location. Our on-site direct service organization provides ongoing services to customers using our products.

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

We have the exclusive rights to MHA biological treatment processes technologies (“MHA”) and GM Bio-carriers. Both are the subject of patents owned by our Chairman, Mr. Pu, and we have acquired the exclusive rights pursuant to a license agreement with Mr. Pu. We have applied both technologies to improve the efficiency and effectiveness of waste water treatment processes as well as to reduce the initial investment and on-going operating cost of waste water treatment facilities. The advantages of MHA are:

•	Proprietary design of water flow control mixer to ensure even distribution of waste treatment bacteria in the treatment facility.

•	Proprietary design of no-oxygen, low-oxygen and oxygen tanks to reduce energy consumption and ensure low sludge build up in the treatment process.

•	Proprietary blend of waste water treatment bacteria (i.e., photosynthetic, lactobacillus, yeast, streptonyces, etc.) of over 50 types of different degradation and effectiveness to achieve toxic, aromatic and micro-organism-free water of release.

We have spent approximately $3,800 and $8,200 on research and development activities during the fiscal years ending December 31, 2003 and 2004, respectively.

GM Bio-carrier is a natural, chemical-free, biological and mineral-based process that facilitates the rapid growth of bacteria in order to improve the efficiency of degrading the micro-organism materials in the waste water. Installation of such carriers into the waste treatment process facilitates bacterial growth for more efficient operation and reduced energy consumption.

Currently we are developing technology with universities and research institutions in Guangdong Province and have on staff a chief scientist, who is a researcher in the field of environmental protection, and two research fellows. We are planning to invite additional experts in the waste water treatment field to join our company. The technology that we are developing with these universities and research institutions is for the improvement of quality of treated water, increase in efficiency, reduction in costs in the waste water treatment process and to further enhance the current technologies that we have.

Quality Control

Our quality control department is headed by Ying Mo Zhang, who has more than 30 years of relevant experience. Mr. Zhang has been an engineer and a general manager at several companies, and Vice Chairman of our company, and he is familiar with resource allocation, quality control and environmental facility management control.

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

Quality Control During Procurement. To ensure the quality of equipment and materials procured, we maintain a list of suppliers and sub-contractors whose goods and services meet our quality control standards. We purchase our materials and equipment only from these suppliers, and such materials and equipment are subject to further inspection and checks by our quality control staff upon arrival at our production facilities. Goods which do not meet our quality control standards are rejected.

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

Cooperative Partners and Suppliers

We outsource the design and construction of our subsystems to a number of cooperative partners and key suppliers and maintain close relationships with them. Our cooperative partners include North-Eastern Environmental Protection Design Institute, Guangdong Province Environmental Protection Design Institute, and the 20th Group of China Railway Company. We have signed cooperative agreements with these cooperative partners. North-Eastern Environmental Protection Design Institute provides technical support in the design of waste water treatment facilities and preparation for the tendering of projects, 20th Group of China Railway Company evaluates all documents and information required for tendering while Guangdong Province Environmental Protection Design Institute evaluates feasibility and acceptability of the blue prints of the facilities. Compensation for our cooperative partners are based on amount of work done.

North-Eastern Environmental Protection Design Institute was established in 1961 in the city of Changchun. The institute focuses on design of, research in and provision of consultancy services for municipal infrastructure construction works including water supply, waste water treatment, waste treatment, energy supply, construction of road and bridges, public transport and afforestation of city etc. The institute also provides other services in relation to civil construction works for municipal projects like feasibility studies for projects, evaluation of projects, project management and project supervision.

The Guangdong Province Environmental Protection Design Institute was established in 1990. Over the years, the institute has gained experiences in the design, management, treatment and turn-key engineering of waste water, air pollution, noise pollution and waste residue. The institute has achieved remarkable results especially in waste water treatment for the printing and dyeing, electroplating, brewing, pharmaceutical, chemical and food & beverages industries.

The 20th Group of China Railway is a large-scale construction company in the PRC. The history of the 20th Group of China Railway dated back to the year 1949. The company has enormous experience in the construction of railway systems in the PRC and related infrastructure including road construction, water supply, energy supply, waste water treatment, urban and rural planning, municipal projects etc. The company is also involved in many large scale construction projects overseas.

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

The following table sets forth our major suppliers of equipment and materials:

Component, Raw Materials and Equipments	Our Major Suppliers
Waste water treatment analytical instruments	Hach Company

Blow fan systems	HV-Turbo A/S

Sewage pumps, slush pumps, other water pumps and mixers	German Pump Industry Company

PLC automated control systems	Mitsubishi Electric

Electrical parts	Schneider Electric Low Voltage (Tianjin) Co.

Automated systems	Xian Huiyou Automated Engineering Company

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

Specifically, we have registered the following patents with the State Intellectual Property Office of the PRC:

•	MHA biological treatment process technology (PRC Patent No. ZL 01 1 07637.2) applied on March 14, 2001, declared effective on March 3, 2004 with a duration of 20 years from the date of application; and

•	GM Bio carriers (PRC Patent No. ZL 01 1 07624.0) applied on March 8, 2001, declared effective on September 10, 2003 with a duration of 20 years from the date of application.

Employees

As of December 31, 2004, we had 52 employees, of whom 8 were engaged in sales, marketing and service, 12 in research, development and engineering, 25 in finance and administration and 7 in operations. None of our employees is represented by a collective bargaining agreement, and we believe that we have satisfactory relations with our employees.

Environmental

One of our core values is protecting the environment in which we operate and the environment in which our equipment operates. Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effect on our capital expenditures, earnings or competitive position. We do not anticipate any material capital expenditures for environmental control facilities in 2005.

Regulation

The PRC’s numerous ongoing water reforms are moving toward a user-pay, market-driven sector. Legislation serves as the basis to regulate and enforce these reforms. The Water Resource Law, amended and put into effect on October 1, 2002, significantly changes water resource management systems, water resource protection, water conservation, and legal responsibilities.

Environmental Laws and Regulations

In the PRC, environmental laws and regulations are stipulated and implemented through legislation and through administrative authorities at various levels of government. Current environmental laws and regulations can be classified into two categories: environmental management and environmental pollution prevention and control. All environmental laws and regulations are stipulated on the basis of the Environmental Protection Law (EPL). EPL, effective in December 1989, sets the framework for environmental management and pollution control legislation in the PRC.

Environmental Management Law and Regulation. The PRC’s environmental management measures include environmental impact assessment (EIA), the Three Synchronies Policy, permitting requirements, and reporting requirements. Each of these is described below:

1.	Environmental impact assessment. The 1989 Environmental Impact Assessment Law was revised in October 2002. These revisions became effective in September 2003 and apply to all construction projects that may negatively impact the environment. An EIA must be prepared during the project feasibility stage to assess the project’s environmental impact. EIA approval is necessary to secure a construction and operating permit.

2.	Three Synchronies Policy. Article 26 of the EPL defines the Three Synchronies Policy as the installation of pollution prevention and control facilities in a construction project to be undertaken concurrently with the main construction phase. The pollution prevention and control facilities are to be installed and commissioned only after they are inspected and approved by the Environmental Protection Bureau (EPB).

3.	Permitting requirements. Pollution discharges in the PRC are subject to registration and permitting requirements. The EPL defines requirements for pollution discharge registration and permits. Pollution discharges must be registered with the relevant environmental authority. A pollution discharge permit is issued after registration. The Management Regulation on the Registration of Discharged Pollutants, issued by the State Environmental Protection Administration (SEPA), effective Oct. 1, 1992, details requirements for pollution discharge registration. At the state level, the Department of Pollution Control under SEPA implements pollution discharge registration and permitting policies. Pollution control departments under local EPBs are in charge of the registration procedures and issue a pollution discharge permit.

4.	Reporting requirements. According to Article 31 of the EPL, any organization that causes or has a potential to cause an accident resulting in environmental pollution must promptly take measures to prevent and control the pollution hazard and notify the relevant authorities. In addition, enterprises and institutions that have a greater likelihood to cause severe pollution accidents must adopt effective pollution prevention measures.

Environmental Pollution Law and Regulation. Environmental pollution prevention and control measures in the PRC apply to various environmental media, including water, water supply, wastewater discharge, air emissions, hazardous waste management, noise, and soil and groundwater. In November 2004, the management rules regarding environmental pollution prevention facilities operation permit was enacted and it set forth the requirements for getting a permit and how the facilities must be operated.

The following is a summary of environmental pollution laws and regulations regarding water, water supply and waste water discharge in the PRC:

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

Water supply. In urban areas, water is usually supplied by the municipal water utility companies, which are responsible for ensuring that water quality complies with the National Drinking Water Standard (GB5749-85). A groundwater abstraction permit is required if any company intends to use groundwater directly. In the northern part of the PRC, however, the use of groundwater is strictly controlled because of significant water shortages and ground settlement issues. Users must apply to provincial or higher level administrative committees for a groundwater abstraction permit.

Wastewater discharge. Two types of wastewater discharge systems are defined in the PRC: (1) polluted wastewater discharges (typically industrial and domestic wastewater) and (2) non-polluted wastewater discharges (for example, storm water). Separate drainage systems for polluted and non-polluted discharges are required for a facility in which a municipal sewer system is available.

Environmental Enforcement

In the PRC, methods of enforcing environmental legislation include discharge fees, surcharge fees, fines, and administrative sanctions. Pollutant discharge activity is subject to a discharge permit, which must be registered and obtained before the pollutants are generated.

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

There are specific items within the Constitution of the People’s Republic of China and the PRC Criminal Law to strengthen the enforcement of environmental legislation by disciplinary sanction, civil liability, and even criminal liability. Disciplinary sanctions may come in the form of a warning, a fine, a requirement to install environmental protection equipment, or a requirement to cease operations. Criminal liability can also be passed on to the legal representative of an enterprise if the polluting activity caused severe damage to property, health, or interests of the state or its citizens. In these cases, the individual deemed responsible may be prosecuted. Civil liability also exists and is aimed at activities that may result in civil disputes. Generally, the dispute may be settled through financial compensation by the facility that caused the damage.

Item 1A. Cautionary Statement Regarding Future Results, Forward-Looking Information and Certain Important Factors

We make written and oral statements from time to time regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other representatives of us. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

We are dependent on the state of the PRC’s economy as all of our business is conducted in the PRC. All of our business operations are conducted in the PRC and all of our customers are also located in the PRC. Accordingly, any significant slowdown in the PRC economy may cause the waste water treatment industry to reduce expenditure or delay the building of new facilities or projects for waste water treatment. This may in turn lead to a decline in the demand for our products and services, and may reduce our profitability and the return on your investment.

We may not be able to secure new customers. Our business is project-based, though our BOT projects customers are bound to us for the contractual periods of twenty to twenty five years, our other customers are non-recurring customers and we do not expect them to continue to be our customers because of the nature of the industry. If we fail to secure projects from new customers, our revenues and profitability may decline and the return on your investment may be reduced.

Our business could be affected by cost overruns, project delays and/or incorrect estimation of project costs. As our business is project-based, it is important that we manage our projects efficiently in terms of time, procurement of materials and allocation of resources. If our initial cost estimates are incorrect or delays occur in a project resulting in cost overruns, the profitability of that project will be adversely affected. Currently, we offer some of our customers a warranty period of up to 12 months after the commissioning of the water treatment projects, during which we are obliged to provide free rectification work against any manufacturing defects. Cost overruns due to additional rectification work and delays in completion of projects would adversely affect our profitability. We may also face potential liability from legal suits brought against us by our customers for causing loss due to any delay in completing a project. Mismanagement of or mistakes made during our projects will adversely affect our profitability as well as our reputation among our customers. We may also face potential liability from legal suits brought against us by our customers who have suffered loss due to such mismanagement or mistakes. This would also reduce our profitability and the return on your investment.

Failure to retain services of key personnel will affect our operations and results. Our success to date has been largely due to the contributions of our executive officers. The continued success of our business is very much dependent on the goodwill that they have developed in the industry over the past several years.

Our continued success is dependent, to a large extent, on our ability to retain the services of our executive officers. The loss of any of our executive officers’ services due to resignation, retirement, illness or otherwise without suitable replacement or the inability to attract and retain qualified personnel would affect our operations and may reduce our profitability and the return on your investment.

We may not be able to protect our processes, technologies and systems against claims by other parties. Although we have two registered patents in respect of the processes, technologies and systems we use frequently in our systems, we have not purchased or applied for any patents other than these as we are of the view that it may not be cost-effective to do so. For such other processes, technologies and systems for which we have not applied for or purchased or been licensed to use patents, we may have no legal recourse to protect our rights in the event that they are replicated by other parties. If our competitors are able to replicate our processes, technologies and systems at lower costs, we may lose our competitive edge and our profitability may be reduced.

We may face claims for infringement of third-party intellectual property rights. We may face claims from third parties in respect of the infringement of any intellectual property rights owned by such third parties. There is no assurance that third parties will not assert claims to our processes, technologies and systems. In such an event, we may need to acquire licenses to, or to contest the validity of, issued or pending patents or claims of third parties. There can be no assurance that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we would incur substantial costs and spend substantial amounts of time in defending ourselves in or contesting suits brought against us for alleged infringement of another party’s patent rights. As such, our operations and business may be adversely affected by such civil actions.

We rely on trade secrets, technology and know-how, which we seek to protect, in part, by confidentiality provisions in contracts with our customers and our employees. There can be no assurance that these agreements will not be breached, or that we will have adequate remedies for any breach, or that other parties may not obtain knowledge of our trade secrets and processes, technology and systems. Should these events occur, our business would be affected and hence, our profitability, may be reduced.

We may require additional funding for our future growth. Our future growth will depend, to a large extent, on our ability to secure and invest in BOT projects which require a higher amount of capital investment. In order to obtain additional capital to develop these growth opportunities, we may issue additional shares of our equity securities. If new shares placed to new and/or existing shareholders are issued, they may be priced at a discount to the then prevailing market price of our shares, in which case, existing shareholders’ equity interests may be diluted. If we fail to utilize the new equity to generate a commensurate increase in earnings, our earnings per share will be diluted, and this could lead to a decline in our share price. Any additional debt financing may, apart from increasing interest expense, contain restrictive covenants with respect to dividends, future fund-raising exercises and other financial and operational matters.

Our customers may make claims against us and/or terminate our services, in whole or in part, prematurely should we fail to implement projects that fully satisfy their requirements and expectations. Failure to implement projects that fully satisfy the requirements and expectations of our customers or defective system structure or products as a result of design or workmanship or due to acts of nature may lead to claims against us and/or termination of our services, in whole or in part, prematurely. This may arise from a variety of factors including unsatisfactory design or implementation, staff turnover, human errors or misinterpretation of and failure to adhere to regulations and procedures. This may adversely affect our reputation and may reduce our profitability.

We are exposed to credit risks of our customers. Defaults in payment by our customers will affect our financial position and our profitability. As of December 31, 2004 and June 30, 2005, accounts receivables of $9.46 million and $2.63 million, respectively, accounted for approximately 60% and 24% of our current assets, respectively. Therefore, our financial position and profitability are dependent on the credit worthiness of our customers. Generally, our credit terms vary from 90 days to 180 days. Defaults in payment by our customers would adversely affect our profitability and cash flow. There was no allowance for doubtful amounts for the year ended December 31, 2004 or six months ended June 30, 2005. We are unable to provide assurance that risks of default by our customers would not increase in the future, or that we will not experience cash flow problems as a result of such defaults. Should these develop into actual events, our operations will be adversely affected and our profitability may be reduced.

We are reliant on a few major suppliers. We are dependent on our major suppliers for the timely delivery of materials and equipment that we require for the equipment and systems we install. Should our major suppliers fail to deliver the materials and equipment on time, and if we are unable to source these materials and equipment from alternative suppliers on a timely basis, our project timeline will be delayed, thereby affecting delivery to our customers. This, in turn, would adversely affect our reputation if our customers lose confidence in our services and as a result, reduce our revenue and profitability.

We are subject to risks relating to BOT projects in which we have started to invest. We have begun to invest capital in BOT projects which require high up-front capital expenditures. Our returns from BOT projects are derived from fees paid by the PRC government and such BOT projects are able to generate a steady and recurring source of income for us over a sustained period of time between 20 and 25 years. However, our BOT projects are exposed to risks such as the occurrence of natural disasters or the imposition of more stringent government regulations, which may result in the disruption of our BOT projects. Our investment returns from these BOT projects may thus be reduced should any of such risks materialize.

We rely on subcontractors for our projects. As we may, from time to time, subcontract some parts of our projects to subcontractors, such as engineering, assembly and integration works, we face the risk of unreliability of work performed by our subcontractors. Should our subcontractors default on their contractual obligations and work specifications, our ability to deliver the end product or service to our customers in accordance with quality and/or timing specifications may, in turn, be compromised. Furthermore, if we are unable to secure competitive rates from our subcontractors, our profitability may be reduced.

The registered capital of our PRC subsidiaries may, in some cases, limit the size of the projects we bid for. We tender for projects in the normal course of business. There are instances where the projects that we intend to tender for require tendering companies to have a minimum registered share capital which is more than the registered share capital of our PRC subsidiaries. Under applicable PRC law, registered capital is defined as the total amount of capital contributions subscribed to by the parties and registered with the PRC authorities. Therefore, the quantum of our capital contributions to the PRC subsidiaries may limit the size of the projects that we are able to successfully tender for, even if we could show that we have other sources of fund. Although some customers may take into account other factors like our trading status and our track record, we are unable to assure you that we would be able to secure projects which are valued at more than our registered capital. Consequently, our revenue, business and financial results may decline.

We are subject to foreign exchange risks. Our dominant transactional currency is the Chinese RMB, including the cost of materials which are imported by our suppliers. With costs mainly denominated in RMB, our transactional foreign exchange exposure for the past few years has been insignificant. However, as our suppliers take into account the fluctuations in foreign exchange rates when they price the imported materials which we procure from them, such fluctuations in foreign exchange rates may result in changes in the purchase price of imported materials. Any future significant fluctuations in foreign exchange rates may have a material impact on our financial performance in the event that we are unable to transfer the increased costs to our customers.

We may be adversely affected by slow downs in the PRC economy owing to unforeseen circumstances, such as an outbreak of infectious diseases. Our business is dependent on the number of contracts we are able to secure from our customers. Unforeseen circumstances such as an outbreak of infectious diseases may lead to a decline in global and regional business, which may, in turn, lead to a decline in demand for our services.

Furthermore, should such unforeseen circumstances cause disruptions to our customers’ operations, they may undertake cost-cutting measures such as cutting capital expenditure and deferring projects such as installation of water treatment systems. The demand for our business may decline as a result of such cost-cutting measures.

Since our subsidiaries, operations and significant assets are located in the PRC, shareholders may find it difficult to enforce a U.S. judgment against the assets of our company, our directors and executive officers. Our subsidiaries’ operations and significant assets are located in the PRC. In addition, all of our executive officers and our directors are non-residents of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

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

Since the adoption of the “open door policy” in 1978 and the “socialist market economy” in 1993, the PRC government has been reforming and is expected to continue to reform its economic and political systems. Any changes in the political and economic policies of the PRC government may lead to changes in the laws and regulations or the interpretation of the same, as well as changes in the foreign exchange regulations, taxation and import and export restrictions, which may, in turn, adversely affect our financial performance. While the current policy of the PRC government seems to be one of imposing economic reform policies to encourage foreign investments and greater economic decentralization, there is no assurance that such a policy will continue to prevail in the future.

Introduction of new laws or changes to existing laws by the PRC government may adversely affect our business. The PRC legal system is a codified legal system made up of written laws, regulations, circulars, administrative directives and internal guidelines. Unlike common law jurisdictions like the U.S., decided cases (which may be taken as reference) do not form part of the legal structure of the PRC and thus have no binding effect. Furthermore, in line with its transformation from a centrally-planned economy to a more free market-oriented economy, the PRC government is still in the process of developing a comprehensive set of laws and regulations. As the legal system in the PRC is still evolving, laws and regulations or the interpretation of the same may be subject to further changes. For example, the PRC government may impose restrictions on the amount of tariff that may be payable by municipal governments to waste water treatment service providers like us. Also, more stringent environmental regulations may also affect our ability to comply with, or our costs to comply with, such regulations. Such changes, if implemented, may adversely affect our business operations and may reduce our profitability.

We may be subject to foreign exchange controls in the PRC. Our PRC subsidiaries are subject to PRC rules and regulations on currency conversion. In the PRC, the State Administration for Foreign Exchange (“SAFE”) regulates the conversion of the RMB into foreign currencies. Currently, foreign investment enterprises (“FIEs”) are required to apply to SAFE for “Foreign Exchange Registration Certificate for FlEs”. All of our subsidiaries are FIEs. With such registration certifications (which need to be renewed annually), FlEs are allowed to open foreign currency accounts including the “recurrent account” and the “capital account”. Currently, conversion within the scope of the “recurrent account” can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE. Our operations and business may be adversely affected if conversion of currency in the “capital account” is not approved by the SAFE.

Item 2. Description of Property

We lease many of our facilities, consisting principally of administration, operations, research and development, finance and sales offices.

Our principal executive offices consist of 400 square meters of office space that we lease and which are located at the Floor 5, Guowei Building, 73 Xianlie Middle Road, Guangzhou, Guangdong, China. We lease this space pursuant to a one year lease at a rate of RMB 240,000 (equivalent to approximately $29,713) per year. We believe that our offices in China provide sufficient service capacity for the foreseeable future.

Item 3. Legal Proceedings.

Neither our company nor any of our properties are currently subject to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

The following matters were submitted to our stockholders for approval by written consent during the fourth quarter of our fiscal year ended December 31, 2004:

(a)	amendments to our articles of incorporation (the “Charter Amendments”) to:

(i)	change our corporate name to “China Evergreen Environmental Corporation”;

(ii)	increase the authorized number of shares of common stock (“Common Stock”) to 200,000,000;

(iii)	authorize 50,000,000 shares of blank-check preferred stock (the “Preferred Stock”), whereby the board of directors of the Company is authorized to establish, from the authorized shares of Preferred Stock, one or more classes or series of shares, to designate each such class and series, and to fix the rights and preferences of each such class and series;

(iv)	delete from our articles of incorporation the first paragraph of Article XIX regarding indemnification of directors and officers; and

(v)	update the address for the Company’s agent for service of process in Nevada and remove provisions not otherwise required to be located in the articles of incorporation under Nevada law; and

(b)	amendments to our bylaws (the “Bylaws Amendments”) to:

(i)	change Section 3 of Article II regarding the number of authorized directors; and

(ii)	delete a portion of Section 2 of Article VIII regarding the board of director’s authority to change the authorized number of directors.

The Charter Amendments and the Bylaws Amendments were approved by the affirmative written consent of stockholders of the Company representing a majority of the outstanding shares of Common Stock, as of November 17, 2004, each effective as of December 13, 2004.

Part II

Item 5. Market for Common Equity and Related Shareholder Matters.

Market Information

Our common stock is traded on the OTC Bulletin Board (“OTCBB”) under the symbol “CEEC”. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported on the OTCBB. We consider our common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the common stock.

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

General

We design, construct, and invest in waste water treatment projects in the PRC. We sell materials and products related to environmental protection. We also operate waste water treatment facilities and tap water facilities under our BOT model.

In 2004, we derived all of our net sales from BOT projects. Our customers include municipal governments in the PRC, food processing and beverage companies and industrial companies. In 2004, net sales to our largest customer, True Global Limited, accounted for approximately 97% of our total net sales.

We were incorporated under the laws of the State of Nevada on September 10, 1996. Prior to the transaction mentioned below, our corporate name was Discovery Investments, Inc. For the prior two years we had not generated significant revenues and were considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. We were seeking business opportunities or potential business acquisitions. Pursuant to a securities purchase agreement and plan of reorganization dated September 9, 2004, as amended, between our company, Evergreen Asset Group Limited, an International Business Company organized under the laws of the British Virgin Islands (“Evergreen” or “EGAG”), and the stockholders of Evergreen, we acquired 100% of the issued and outstanding shares of Evergreen’s capital stock. We issued 83,500,000 shares of our common stock in exchange for all the 300 issued and outstanding shares of Evergreen capital stock which had an estimated value of $4.24 million at the time of such issuance, valued based on the fair market value of the net assets of Evergreen. Since the stockholders of Evergreen acquired approximately 83.5% of our outstanding shares and the Evergreen management team and board of directors became the management team and board of directors of our company, according to FASB Statement No. 141 – “Business Combinations”, this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

•	Evergreen is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values and the results of operations of Evergreen have been presented for the comparative prior period;

•	Control of the net assets and business of our company was acquired effective October 15, 2004. This transaction has been accounted for as a purchase of the assets and liabilities of our company by Evergreen. The historical cost of the net liabilities assumed was $0.00.

As a result of the transaction described above we changed our name from Discovery Investments, Inc. to China Evergreen Environmental Corporation.

Critical Accounting Policies

The following is a discussion of those accounting policies that we deem to be “critical” — that is, they are important to the portrayal of our financial condition and results, and they reflect management’s reliance on estimates regarding matters that are inherently uncertain.

Revenue Recognition. We recognize revenue using various revenue recognition policies based on the nature of the sale and the terms of the contract.

Revenues from fixed price long-term contracts are recognized on the percentage of completion method for individual contracts. We follow the guidance of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, for our accounting policy relating to the use of the percentage-of-completion method, estimated costs and claim recognition for construction contracts. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs to the extent we believe related collection is probable. The use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price agreements is of relatively short duration, we use the completed contract method of accounting whereby revenue is recognized when the work is completed. 5% to 10% of the total contract value will be treated as retention monies withheld to ensure performance of contract during the warranty period of up to 12 months as stipulated in the fixed price contracts, both long term and short term.

Revenues arising from waste water treatment are recognized based on waste water treated as recorded daily by meters read at rates, in RMB/ton, as prescribed under the BOT agreements in accordance with SEC Staff Accounting Bulletin, (“SAB”) Topic 13 “Revenue Recognition”. We meet the following four criteria for revenue recognition outlined in SAB Topic 13:

1.	There is sufficient evidence to support that sales arrangements exist;

2.	The price to the buyer is fixed through signed contracts;

3.	Meter readings illustrate that delivery of treated waste water has occurred; and

4.	Collectibility is reasonably assured through one or more of the following: due diligence prior to contract signing; historical payment practices; or required upfront payments.

Impairment of assets. Our policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets. Factors considered in the evaluation include current operating results, trends and whether the anticipated undiscounted estimated future cash flows are less than the carrying value.

Allowances for accounts receivables. Our provisioning policy for bad and doubtful debt is based on the evaluation of collectability and aging analysis of accounts receivables and on management’s judgment. We do not require collateral or other security to support clients’ receivables. We conduct periodic review of our clients’ financial condition and customer payment practice to minimize collection risk on accounts receivables. This review is based on considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. During the 2004 financial period, we had not made any allowance for doubtful debts.

Credit Policy. In 2004 and 2003, our accounts receivables were US$9.46 million and US$0.08 million, respectively. The sharp increase in accounts receivables in 2004 was due to receivables from True Global Limited, which amounted to US$ 9.41 million, as a result of the sale of the XY wastewater treatment plant BOT Project. There is no allowance for doubtful amounts for both 2004 and 2003.

For turn-key projects, we bill our customers based on the percentage of completion as set forth in the contract signed with our customers whereas for BOT projects, we start billing our customers monthly once the wastewater treatment facilities start operation for the operating period as stipulated in the BOT agreements.

Results of Operations

For the fiscal year ended December 31, 2004 compared to December 31, 2003

The following table sets forth the items in our consolidated statements of operations for the periods indicated.

	Fiscal year ended December 31,
	2004	2003
Revenue from construction of waste water treatment plants	$9,115,942	$2,889,094
Revenue from water treatment services per BOT agreements	250,571	—

Total revenue	9,366,513	2,889,094
Cost of revenue for construction of waste water treatment plants	(5,925,363)	(1,828,801)
Cost of revenue for water treatment services per BOT agreements	(100,072)	—

Total cost of revenue exclusive of depreciation and amortization Shown separately below	(6,025,435)	(1,828,801)
Depreciation and amortization	(66,413)	(17,941)

Gross profit	3,274,665	1,042,352
General and administrative expenses	(1,328,756)	(337,472)

Income from operations	1,945,909	704,880
Other income	19,295	9,240
Interest expense	(2,420)	(28,590)
Share of results in XL	91,740	—
Gain on disposal of interest in XY	2,029,720	—
Impairment loss on other investment	—	(370,097)

Income before income tax	4,084,244	315,433
Income tax expense	(467,911)	(104,093)
Minority interests	80,616	(42,993)

Net income	3,696,949	168,347

Total revenue. Total revenue increased 224.2% from $2.89 million in 2003 to $9.37 million in 2004. The 2004 increase in revenue from construction of waste water treatment plants was primarily accounted for by the revenue from the construction of the waste water treatment plant of XY which amounted to $9.11 million. Revenue from water treatment services per BOT agreements for 2004 was contributed by the waste water treatment plant of TJ while no such revenue was recorded in 2003. The percentage of total revenue attributable to the operation of waste water treatment plants under the BOT agreements was not significant in 2004, but we expect such fees to increase in 2005.

Gross Profit. Gross profit increased 214.2% from $1.04 million in 2003 to $3.27 million in 2004 and, as a percentage of total revenue, decreased slightly from 36.08% in 2003 to 34.96% in 2004. The increase in gross profit for 2004 was primarily the result of an increase in our revenue while the slightly lower gross profit margin as a percentage of total revenue was due to the lower gross profit as a percentage of revenue for the construction of the waste water plant in 2004 as compared to the gross profit as a percentage of revenue for the construction of the waste water plant in 2003.

Selling, General and Administrative. Selling, general and administrative costs increased 292.5% from $0.36 million in 2003 to $1.4 million in 2004, and as a percentage of net sales, increased from 12.30% to 14.89%. The increase in costs in 2004 was primarily the result of consultant fees and legal fees paid for the reverse acquisition and the reorganization, whereby EGAG acquired equity interests in the PRC subsidiaries, which amounted to approximately $0.97 million.

Operating income. Operating income increased 176.06% from $0.7 million in 2003 to $1.95 million in 2004, and as a percentage of net sales, operating income decreased slightly from 24.4% in 2003 to 20.77% in 2004. The increase in operating income for 2004 was primarily the result of an increase in net sales.

Gain on disposal of interest in subsidiary XY. We recorded a $2.02 million gain in 2004 on the disposal of our entire 90% attributable interest in “XY” at a consideration of $4,130,435. The transaction was consummated on October 26, 2004. No revenue was generated from XY prior to the date of disposition as the waste water treatment plant was still under construction. The gain represents the difference between the disposal proceeds and our attributable share of net assets of XY at the date of disposal.

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

CHINA EVERGREEN ENVIRONMENTAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Evergreen Environmental Corp.

We have audited the accompanying consolidated balance sheets of China Evergreen Environmental Corp. (the “Company”) and its subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

PKF

Certified Public Accountants

Hong Kong

March 11, 2005, except for note 34 as to which the date is April 15, 2005

CHINA EVERGREEN ENVIRONMENTAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	USD	USD
ASSETS
Current assets
Cash and cash equivalents	336,079	54,556
Inventories, net (Note 9)	—	12,559
Accounts receivable (Note 10)	9,462,999	84,359
Prepayment, deposits and other receivables (Note 11)	777,365	1,183,354
Amounts due from related companies (Note 12)	3,158,328	703,103
Amounts due from directors (Note 13)	26,794	—
Amount due from an associate (Note 14)	1,744,775	3,588,453
Other investment (Note 15)	—	28,454
Deferred tax assets (Note 28)	199,981	197,395

Total current assets	15,706,321	5,852,233

Infrastructure assets, net (Note 5)	3,305,089	983,895
Property, plant and equipment, net (Note 6)	330,865	361,332
Convertible note receivable (Notes 7 and 20)	1,366,997	—
Construction-in-progress	—	6,869
Deposits paid for acquisition of property, plant and equipment (Note 32)	543,478	2,619,566
Interests in an associate (Note 8)	383,736	253,623

Total assets	21,636,486	10,077,518

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities

Unsecured loan (Note 16)	229,468	1,386,715
Other borrowing (Note 17)	24,155	24,155
Accounts payable	8,755,148	1,811,010
Accrued liabilities (Note 18)	526,068	1,026,060
Amounts due to directors (Note 13)	606,645	740,460
Amounts due to related companies (Note 19)	2,864,506	910,723
Deposit received for disposal of a subsidiary (Note 20)	350,514	—
Income tax payable	626,249	118,816

Total current liabilities	13,982,753	6,017,939

Minority interests (Note 21)	198,015	449,515

Stockholders’ equity
Common stock, USD0.001 par value, 200,000,000 shares authorized; 99,999,997 shares issued and outstanding at December 31, 2004; 29,059,007 shares issued and outstanding at December 31, 2003 (Note 23)	100,000	29,059
Additional paid-in capital (Note 24)	3,841,096	3,763,332
Retained earnings/(accumulated deficit)	3,514,622	(182,327)

Total stockholders’ equity	7,455,718	3,610,064

Total liabilities and stockholders’ equity	21,636,486	10,077,518

see accompanying notes to consolidated financial statements

CHINA EVERGREEN ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended December 31,
	2004	2003
	USD	USD
Revenue from construction of waste water treatment plants	9,115,942	2,889,094
Revenue from water treatment services per BOT agreements	250,571	—

Total revenue (Note 30)	9,366,513	2,889,094
Cost of revenue for construction of waste water treatment plants	(5,925,363)	(1,828,801)
Cost of revenue for water treatment services per BOT agreements	(100,072)	—

Total cost of revenue exclusive of depreciation and amortization shown separately below	(6,025,435)	(1,828,801)
Depreciation and amortization	(66,413)	(17,941)

Gross profit	3,274,665	1,042,352
General and administrative expenses	(1,328,756)	(337,472)

Income from operations	1,945,909	704,880
Other income (Note 25)	19,295	9,240
Interest expense (Note 26)	(2,420)	(28,590)
Share of results in an associate – XL (Note 8)	130,113	—
Gain on disposal of interest in a subsidiary - XY (Note 27)	2,029,720	—
Impairment loss on other investment	—	(370,097)

Income before income tax	4,122,617	315,433
Income tax expense (Note 28)	(467,911)	(104,093)
Minority interests (Note 21)	42,243	(42,993)

Net income	3,696,949	168,347

Basic net income per share (Note 22)	0.03	0.00

see accompanying notes to consolidated financial statements

CHINA EVERGREEN ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	No. of shares	Amount
		USD	USD	USD	USD
At January 1, 2003	38,499,583	38,500	1,253,891	(350,674)	941,717
Cancellation of shares issued on the Cavio acquisition	(12,111,376)	(12,111)	12,111	—	—
Shares issued to settle debt	2,670,800	2,670	(2,670)	—	—
Initial capital injection of XY and HY	—	—	2,500,000	—	2,500,000
Net income	—	—	—	168,347	168,347

At December 31, 2003	29,059,007	29,059	3,763,332	(182,327)	3,610,064

At January 1, 2004	29,059,007	29,059	3,763,332	(182,327)	3,610,064
Issue of shares (Note 23)	1,200,000	1,200	(1,200)	—	—
Cancellation of shares before reverse acquisition (Notes 2(ii) and 23)	(13,759,010)	(13,759)	13,759	—	—
Initial capital injection of BJHTSY	—	—	217,392	—	217,392
Elimination of capital upon the acquisition of XXM, XY, HY and BJHTSY by EGAG	—	—	(4,009,783)	—	(4,009,783)
Initial capital injection of EGAG (Note 2(ii))	—	—	300	—	300
Additional paid-in capital of EGAG (Note 24)	—	—	3,857,296	—	3,857,296
Acquisition of EGAG (Notes 2(ii) and 23)	83,500,000	83,500	—	—	83,500
Net income	—	—	—	3,696,949	3,696,949

At December 31, 2004	99,999,997	100,000	3,841,096	3,514,622	7,455,718

see accompanying notes to consolidated financial statements

CHINA EVERGREEN ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2004	2003
	USD	USD
Cash flows from operating activities:
Net income	3,696,949	168,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,413	17,941
Impairment loss on other investment	—	370,097
Provision of inventories	12,559	—
Increase in deferred tax assets	(42,644)	(14,723)
(Decrease)/increase in minority interests	(18,089)	320,771
Gain on disposal of interest in a subsidiary - XY (Note 27)	(2,029,720)	—
Share of results in an associate - XL	(130,113)	—
Changes in operating assets and liabilities:
Decrease in inventories	—	239
Increase in accounts receivable	(7,422,118)	(23,992)
Decrease/(increase) in prepayment, deposits and other receivables	298,576	(1,055,993)
Decrease/(increase) in amounts due from related companies	1,012,593	(838,692)
(Increase)/decrease in amounts due from directors	(722,263)	1,104,381
Increase in accounts payable	6,944,138	1,807,138
(Decrease)/increase in accrued liabilities	(533,723)	49,301
Increase in amounts due to directors	561,655	7,246
Increase in income tax payable	507,433	118,816

Net cash provided by operating activities	2,201,646	2,030,877
Cash flows from investing activities:
Deposit paid for acquisition of property, plant and equipment	(543,478)	(2,619,566)
Cash inflow arising from disposal of interest in a subsidiary - XY (Note 33(iii))	2,168,806	—
Acquisition of property, plant and equipment	(4,691)	(23,817)
Acquisition of infrastructure assets	(2,405,113)	(433,170)
Construction-in-progress	—	(6,869)
Decrease in amount due from an associate	(55,682)	(3,069,129)
Acquisition of XXM, XY, HY and BJHTSY	(4,009,783)	—

Net cash used in investing activities	(4,849,941)	(6,152,551)
Cash flows from financing activities:
New unsecured loans	—	1,386,715
Repayment of unsecured loans	(1,157,247)	—
Initial capital injection of HY and XY	—	2,500,000
Initial capital injection of EGAG	300	—
Paid-in capital of EGAG (Note 24)	4,086,765	—
Decrease in amount due to a related company	—	(185,798)

Net cash provided by financing activities	2,929,818	3,700,917

Net increase/(decrease) in cash and cash equivalents	281,523	(420,757)
Cash and cash equivalents, beginning of year	54,556	475,313

Cash and cash equivalents, end of year	336,079	54,556

see accompanying notes to consolidated financial statements

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CHANGE OF COMPANY NAME

The Company was incorporated in the State of Nevada on September 10, 1996.

Following a reverse takeover transaction as detailed in note 2(ii), the Company has ended its development stage and is now engaging in the provision of the business as set out in note 3.

On November 12, 2004, the name of the Company was changed from Discovery Investment Inc. to China Evergreen Environmental Corp. (“CEEC”), with all the required filings submitted to the United States Securities and Exchange Commission.

2.	BASIS OF PRESENTATION

(i)	The accompanying consolidated financial statements of CEEC and its subsidiaries—Evergreen Assets Group Limited (“EGAG”), Guang Dong Xin Xing Mei Biology Company Limited (“XXM”), Tian Jin Shi Sheng Water Treatment Company Limited (“TJ”), Xian Yang Bai Sheng Water Purifying Company Limited (“XY”), Hai Yang City Sheng Shi Environment Protection Company Limited (“HY”) and Bei Jing Hao Tai Shi Yuan Water Purifying Company Limited (“BJHTSY”) (the “Group”) have been prepared in accordance with generally accepted accounting principles in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation.

(ii)	On October 15, 2004, CEEC completed a share exchange with the stockholders of EGAG which was incorporated in the British Virgin Islands on April 20, 2004 under the International Business Companies Act, British Virgin Islands (the “Exchange”) (Details of the group reorganization of EGAG was set out in note 2(iii)). In the Exchange, CEEC acquired 300 shares representing all the issued and outstanding common stock of EGAG from the stockholders of EGAG (the “Shareholders”) in exchange for the issuance of 83,500,000 shares of common stock of CEEC to the Shareholders.

The Exchange resulted in a change of control of CEEC. Upon completion of the Exchange, CEEC has a total of 99,999,997 shares issued and outstanding, of which 83,500,000 or 83.5% are owned by the Shareholders. As the Exchange resulted in the former stockholders of EGAG owning greater than 50% of the common stock of CEEC, the Exchange has been treated as a reverse takeover with EGAG as the accounting acquirer (legal subsidiary) and CEEC as the accounting acquiree (legal parent).

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	BASIS OF PRESENTATION (CONT’D)

Accordingly, the purchase method under reverse takeover accounting has been applied except that no goodwill is recorded on the consolidated balance sheet, as such:

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

(iii)	Pursuant to a group reorganization (the “Reorganization”) which was completed in July 2004, EGAG became the holding company of the commonly controlled entities by the acquisition of 90% equity interests in each of XXM, XY, HY and BJHTSY for cash consideration of RMB12,601,000, RMB18,000,000, RMB2,700,000 and RMB1,800,000 respectively, all of which are domestic incorporated companies established in the People’s Republic of China (the “PRC”) with limited liability, the particulars of which are set out below:-

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	BASIS OF PRESENTATION (CONT’D)

Company	Date of establishment	Attributable equity % as at date of establishment			Registered capital*		Share capital			Cash consideration for acquisition			Attributable equity % as at December 31, 2004
		Direct	Indirect		RMB	USD	RMB	USD		RMB	USD		Direct	Indirect
XXM	May 18, 1999	90	—		11,890,000	1,435,990	10,701,000	1,292,391		12,601,000	1,521,860		90	—
TJ	November 19, 2002	—	81	(1)	2,000,000	241,546	—	—		—	—		—	81	(1)
XY	May 19, 2003	90	—		20,000,000	2,415,459	18,000,000	2,173,913		18,000,000	2,173,913		90	—
HY	July 30, 2003	90	—		3,000,000	362,319	2,700,000	326,087		2,700,000	326,087		90	—
BJHTSY	May 26, 2004	90	—		2,000,000	241,546	1,800,000	217,392		1,800,000	217,392		90	—

							33,201,000	4,009,783	(2)	35,101,000	4,239,252	(2)

*	Pursuant to Article 23 of the Company law of the People’s Republic of China, registered capital of a limited liability company is the amount of capital contribution actually paid up by all shareholders and registered with the company registration authority.

(1)	XXM has 90% equity interest in TJ as at date of establishment of TJ and December 31, 2004.

(2)	Merger difference arising from the Reorganization = USD4,239,252 - USD4,009,783 = USD229,469 (Note 24).

The Company accounted for the acquisitions of XXM, XY, HY and BJHTSY using the purchase method of accounting. The fair values of the net assets acquired were estimated at USD2,587,288, USD2,173,913, USD326,087 and USD217,391 for XXM, XY, HY and BJHTSY respectively. Since the cash considerations paid for the acquisitions were less than the fair values of the net assets acquired, no non-current assets were recorded.

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

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Cash and cash equivalents

Cash equivalents are highly liquid investments and have maturities of three months or less at the date of purchase.

Inventories

Inventories are valued at the lower of cost or market with cost determined on a first-in, first-out method.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and impairment loss. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:-

Office equipment	5 years
Furniture and fixtures	5 years
Tools and equipment	5 years
Motor vehicles	10 years
Waste water treatment plant	20 years

Infrastructure assets

Infrastructure assets represents the cost of construction of the waste water treatment plants under the Build-Operate-Transfer (“BOT”) agreements with the PRC government. The cost includes development and construction expenditure incurred and other direct costs attributable to the development. No depreciation and amortization is provided in respect of infrastructure assets until such time as the relevant assets are completed and ready for use. Depreciation and amortization are provided using the straight-line method over the following useful lives:-

- Waste water treatment plant          20 years

BOT agreements for the three waste water treatment plants in PRC include the following terms:-

Subsidiaries	Treatment capacity per day (tons)	Term (years)	Total investment as per BOT agreement
			RMB	USD
TJ*	10,000	20	9,000,000	1,086,957
HY	20,000	22	30,000,000	3,623,188
BJHTSY	20,000	25	20,000,000	2,415,459

*	At December 31, 2004, only waste water treatment plant of TJ is ready for use and depreciation and amortization are provided using the straight -line method over 20 years.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Impairment of assets

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

Interests on an associate is accounted for by the equity method of accounting and is initially recognized at cost. The Group’s investment in an associate includes goodwill (net of any accumulated impairment loss) identified on acquisition.

Goodwill on acquisition of an associate represents the excess of the cost of an acquisition over the fair value of the Group’s share of the net identifiable assets of the acquired associate at the date of acquisition is included in interests in an associate. Goodwill is tested annually for impairment and carried at cost less accumulated impairment losses. Gains and losses on the disposal of an entity include the carrying amount of goodwill relating to the entity sold.

The Group’s share of its associate’s post-acquisition profits or losses is recognized in the statement of operations, and its share of post-acquisition movements in reserves is recognized in reserves. The cumulative post-acquisition movements are adjusted against the carrying amount of the investment. When the Group’s share of losses in an associate equals or exceeds its interest in the associate, including any other unsecured receivables, the Group does not recognize further losses, unless it has incurred obligations or made payments on behalf of the associate.

Unrealized gains on transactions between the Group and its associate are eliminated to the extent of the Group’s interest in the associate. Unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred. Accounting policies of an associate have been changed where necessary to ensure consistency with the policies adopted by the Group.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Concentration of credit risk

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of a major customer which is stated in note 30 to the consolidated financial statements. The Group does not require collateral or other security to support client’s receivables. The Group conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

Financial instruments

The carrying amounts of all financial instruments approximate fair value. The carrying amounts of cash, accounts receivable, related parties receivable, unsecured loans, accounts payable and related parties payable approximate fair value due to the short-term nature of these items. The carrying amounts of borrowings approximate the fair value based on the Group’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Revenue recognition

We recognize revenue using various revenue recognition policies based on the nature of the sale and the terms of the contract.

Revenues from fixed price long-term contracts are recognized on the percentage of completion method for individual contracts. We follow the guidance of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, for our accounting policy relating to the use of the percentage-of-completion method, estimated costs and claim recognition for construction contracts. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs to the extent we believe related collection is probable. The use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price agreements is of relatively short duration, we use the completed contract method of accounting whereby revenue is recognized when the work is completed. 5% to 10% of the total contract value will be treated as retention monies withheld to ensure performance of contract during the warranty period of up to 12 months as stipulated in the fixed price contracts, both long term and short term.

Revenues arising from waste water treatment are recognized based on waste water treated as recorded daily by meters read at rates, in RMB/ton, as prescribed under the BOT agreements in accordance with SEC Staff Accounting Bulletin, (“SAB”) Topic 13 “Revenue Recognition”. We meet the following four criteria for revenue recognition outlined in SAB Topic 13:

1.	There is sufficient evidence to support that sales arrangements exist;

2.	The price to the buyer is fixed through signed contracts;

3.	Meter readings illustrate that delivery of treated waste water has occurred; and

4.	Collectibility is reasonably assured through one or more of the following: due diligence prior to contract signing; historical payment practices; or required upfront payments.

Cost of revenues

Cost of revenues comprises labor and other cost of personnel directly engaged in providing the services, subcontracting and attributable overhead costs. Cost of revenues does not include any allocation of depreciation or amortization expense.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Segment reporting

Management believes that it has only a single segment consisting of waste water treatment with related services and support. The information presented in the consolidated statement of operations reflects the revenues and costs associated with this segment that management uses to make operating decisions and assess performance.

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

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Foreign currency translation and transactions

The Group uses China Renminbi (“RMB”) as the functional currency, which is not freely convertible into foreign currencies. Transactions denominated in currencies other than RMB are translated into RMB at the applicable rates of exchange prevailing at the dates of the transactions, quoted by the People’s Bank of China (“the PBOC”). Monetary assets and liabilities denominated in other currencies are translated into RMB at rates of exchange quoted by the PBOC prevailing at the balance sheet date. Exchange gains or losses arising from changes in exchange rates subsequent to the transactions dates for monetary assets and liabilities denominated in other currencies are included in the determination of net income for the respective period.

For financial reporting purposes, RMB has been translated into USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income - foreign currency translation adjustments”. Gains and losses resulting from foreign currency transactions are included in other comprehensive income/(loss). Foreign currency translation adjustment was not material.

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

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

New accounting pronouncements

(i)	The Statement of Financial Accounting Standards No.150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) was issued in May 2003. This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments:-

1)	mandatory redeemable shares, which the issuing company is obligated to buy back with cash or other assets;

2)	instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets, which include put options and forward purchase contracts; and

3)	obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares.

In general, SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement had no impact on the Group’s results of operations or financial position.

(ii)	Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIE”)” (“FIN 46”), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003.

In December 2003, the Financial Accounting Standards Board (“FASB”) completed deliberations on proposed modifications to FIN 46 and re-issued FIN 46 (“Revised Interpretation”) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003 but prior to January 1, 2004 may be accounted for either based on the original interpretation or the Revised Interpretation. The adoption of these interpretations had no impact on the Group’s results of operation or financial position.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

New accounting pronouncements (cont’d)

(iii)	SFAS 132 (revised 2003), “Employer’s Disclosure about Pensions and Other Post-Retirement Benefits” was issued in December 2003. SFAS 132 (revised) revised employer’s disclosure about pension plans and other post-retirement benefit plans. SFAS 132 (revised) requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The annual disclosure requirements are effective for fiscal years ended after December 15, 2003. SFAS 132 (revised) also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current fiscal year if significantly different from amounts previously disclosed. The interim disclosure requirements of SFAS 132 (revised) are effective for interim periods beginning after December 15, 2003. The adoption of this statement had no impact on the Group’s results of operation or financial position.

The details of the Group’s pension plans are disclosed in note 29 to the consolidated financial statements

(iv)	In November 2004, the FASB issued SFAS No. 151 “Inventory costs – an amendment of ARB No. 43, Chapter 4”. SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. SFAS No. 151 is effective for inventory costs incurred during fiscal year beginning after June 15, 2005. The adoption of this standard has no impact on the Company’s results of operations or financial position.

(v)	In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005. The Group is currently assessing the impact of this Standard on its results of operations and financial position.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	INFRASTRUCTURE ASSETS, NET

Infrastructure assets, net represented the construction costs of three waste water treatment plants in the PRC under the BOT agreements as follows:-

	December 31,
	2004	2003
	USD	USD
Construction costs:-

Infrastructure assets of TJ	983,895	983,895
Infrastructure assets of HY	1,951,566	—
Infrastructure assets of BJHTSY	418,823	—

Total	3,354,284	983,895
Less : Accumulated amortization	(49,195)	—

Infrastructure assets, net	3,305,089	983,895

As of December 31, 2004, only infrastructure assets of TJ are ready for use.

Amortization expenses for 2004 and 2003 amounted to USD49,195 and USDNil respectively.

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:-

	December 31,
	2004	2003
	USD	USD
Purchase cost:-

Office equipment	—	6,356
Furniture and fixtures	6,063	11,063
Tools and equipment	25,270	20,539
Motor vehicles	121,739	133,318
Waste water treatment plant	235,053	231,946

Total	388,125	403,222
Less : Accumulated depreciation and amortization	(57,260)	(41,890)

Property, plant and equipment, net	330,865	361,332

Depreciation and amortization expenses for 2004 and 2003 amounted to USD17,218 and USD17,941 respectively.

There was no impairment loss for 2004 and 2003.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	CONVERTIBLE NOTE RECEIVABLE

	December 31,
	2004	2003
	USD	USD
Convertible note - Note 20	1,366,997	—

The convertible note bears interest at 6% per annum with maturity date of three years from the date of issuance and are repayable after three years from the date of issuance or convertible into shares of CSD, at the option of the holder, at the conversion price of approximately USD 0.103 subject to adjustments as stipulated in the convertible note at any time after six months from the date of issuance.

The management reasonably believes that the convertible note is fully collectible, and that the carrying values are reasonable estimates of their fair values.

8.	INTERESTS IN AN ASSOCIATE

	December 31,
	2004	2003
	USD	USD
Share of net assets	383,736	253,623

(a)	Details of the associate, which was incorporated in the PRC, as at December 31, 2004 are as follows:-

Name of associate	Percentage of equity attributable to
	The Group	EGAG
Xin Le Sheng Mei Water Purifying Company Limited (“XL”)	31.5%	35%

(b)	Information extracted from the audited financial statements of the associate for the years ended December 31, 2004 and 2003 is as follows:-

	Year ended December 31,
	2004	2003
	USD	USD
(i) Statements of operations
Revenue from water treatment services per BOT agreement	1,149,275	—

Net profit/(loss)	371,751	—

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INTERESTS IN AN ASSOCIATE (CONT’D)

	December 31,
	2004	2003
	USD	USD
(ii) Balance sheet
Infrastructure assets	4,412,073	4,570,339
Property plant and equipment, net	—	25,599
Cash and cash equivalents	591	21,104
Inventories	37,418	30,117
Prepayment, deposits and other receivables	1,576,542	653,859
Deferred tax assets	32,211	—
Other investment	—	36,232
Accounts payable	(630,808)	(324,119)
Amount due to XXM	(3,586,400)	(3,519,575)
Other current liabilities	(745,238)	(768,918)

Net assets	1,096,389	724,638

(c)	The management had determined the value in use of the investment in XL as at December 31, 2004 by preparing a cash flow forecast and estimating its share of the present value of the estimated future cash flows expected to be generated from the operations of XL and no impairment loss was provided in these financial statements.

9.	INVENTORIES, NET

	December 31,
	2004	2003
	USD	USD
Finished goods	12,559	12,559
Less: Provision for obsolescence	(12,559)	—

Finished goods, net	—	12,559

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	ACCOUNTS RECEIVABLE

	December 31,
	2004	2003
	USD	USD
Accounts receivable	9,462,999	84,359

Accounts receivable as at December 31, 2004 includes amounts receivable from True Global Limited of USD9,416,039 in relation to the construction of the waste water treatment plant of XY. The remaining USD46,960 of the accounts receivable as at December 31, 2004 are related to normal trade sales.

There was no allowance for doubtful amounts for the years ended December 31, 2004 and 2003.

11.	PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

	December 31,
	2004	2003
	USD	USD
Prepayment	47,186	37,403
Deposits	18,116	670,048
Other receivables	712,063	475,903

	777,365	1,183,354

Other receivables mainly include an amount of USD301,911 receivable upon the disposal of XL (note 20), cost of USD168,698 incurred for construction of a waste water treatment plant which was not completed at December 31, 2004, interest-free loans of approximately USD108,000 and other advances and miscellaneous receivables. The management believes that all other receivables are collectible.

12.	AMOUNTS DUE FROM RELATED COMPANIES

At December 31, 2004 and 2003, it mainly represents advanced cash to Guang Dong Xin Sheng Environmental Protection Company Limited in which Mr. Pu Chongliang (“Mr. Pu”), a director who is also a stockholder of the Company, is also a director and has equity interests. At December 31, 2005, the amount due from Guang Dong Xin Sheng Environmental Protection Company Limited has been repaid in full. Payment of the amount due had been guaranteed by the existing significant stockholders of the Company.

All amounts are interest-free, unsecured and repayable on demand.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	AMOUNTS DUE FROM/TO DIRECTORS

The amounts are interest-free, unsecured and repayable on demand.

14.	AMOUNT DUE FROM AN ASSOCIATE

The amount is interest-free, unsecured and repayable on demand.

15.	OTHER INVESTMENT

	December 31,
	2004	2003
	USD	USD
Unlisted equity, at cost	—	398,551

Unlisted equity, at fair value	—	28,454

The amount represents 55% equity interest in XL and was disposed to an independent third party, a wholly-owned subsidiary of China Silver Dragon Group Limited (“CSD”), a listed company in Hong Kong, in 2004.

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

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	ACCRUED LIABILITIES

At December 31, 2004 and 2003, accrued liabilities comprised of the following:-

	December 31,
	2004	2003
	USD	USD
Acquisition of property, plant and equipment	—	550,725
Payroll	1,859	529
PRC tax	153,340	161,927
Staff welfare	30,124	28,195
Other payable	336,566	205,693
Other accruals	4,179	78,991

Total	526,068	1,026,060

19.	AMOUNTS DUE TO RELATED COMPANIES

At December 31, 2004 and 2003, it mainly represents borrowed cash from Bei Jing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”) in which Mr. Pu has equity interests. At December 31, 2005, the amount due from BJZC has been repaid in full.

All amounts are interest-free, unsecured and repayable on demand.

20.	DEPOSIT RECEIVED FOR DISPOSAL OF A SUBSIDIARY

On December 17, 2003, XXM entered into two sale and purchase agreements with an independent third party, a wholly-owned subsidiary of CSD, a listed company in Hong Kong, in relation to the disposal of 55% equity interests in TJ and XL and the stockholder’s loans at a consideration of USD350,514 and USD1,927,815 respectively. The total consideration of USD2,278,329 will be settled by cash of USD911,332 within one year and by issuing a convertible note of USD1,366,997.

The convertible note bears interest at 6% per annum with maturity date of three years from the date of issuance and are repayable after three years from the date of issuance or convertible into shares of CSD, at the option of the holder, at the conversion price of approximately USD 0.103 subject to adjustments as stipulated in the convertible note at any time after six months from the date of issuance.

The management reasonably believes that the convertible note is fully collectible, and that the carrying values are reasonable estimates of their fair values.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	DEPOSIT RECEIVED FOR DISPOSAL OF A SUBSIDIARY (CONT’D)

At December 31, 2004, the equity interest in XL were disposed to CSD while the procedure for disposal of stake in TJ could not be completed due to prohibition by the government of Tian Jin city. As such, the entire amount of the deposit received for disposal of s subsidiary represented the outstanding deposit received for the disposal of TJ.

	USD
Consideration for the disposal of XL:-
Cash	771,125
Convertible note	1,156,690

	1,927,815

Fair value of unlisted equity of XL and stockholder’s loans disposed :
Unlisted equity, at cost	398,551
Impairment loss recognized in 2003	(370,097)

Unlisted equity, at fair value (Note 15)	28,454
Disposal of stockholders’ loans	1,899,361	#

	1,927,815

There is neither any gain nor any loss on the disposal of XL.

#	55% of the stockholders’ loans to XL, amounted to USD1,899,361, were disposed to CSD together with the disposal of the equity interest in XL. The consideration of USD1,927,815 includes the consideration for the disposal of stockholders’ loans to XL.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	MINORITY INTERESTS

	December 31,
	2004	2003
	USD	USD
At January 1	449,515	128,744
Minority interests in the consolidated statements of operations	(42,243)	42,993
Initial capital injection of XY and HY	—	277,778
Initial capital injection of BJHTSY	24,154	—
Release on disposal of XY (Note 33(iii))	(233,411)	—

At December 31	198,015	449,515

22.	BASIC NET INCOME PER SHARE

(i)	The basic net income per share is calculated using the net income and the weighted average number of shares outstanding during the year.

	Year ended December 31,
	2004	2003
Net income (USD)	3,696,949	168,347

Weighted average number of common shares outstanding	139,748,509	165,351,343	#

Basic net income per share (USD)	0.03	0.00

#	The number represents the weighted average number of shares of the Company issued and outstanding for the year ended December 31, 2003 weighted using the retroactively restated number of shares based on the exchange ratio in the merger.

(ii)	The diluted net income per share is not presented as there is no dilutive effect for years ended December 31, 2004 and 2003.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	COMMON STOCK

	No. of shares	Amount
		USD
Authorized:-
Common stock at USD0.001 par value
At January 1, 2004	100,000,000	100,000
Increase on November 12, 2004 (Note 23(i))	100,000,000	100,000

At December 31, 2004	200,000,000	200,000

Preferred stock at USD0.001 par value
Increase on November 12, 2004 and at December 31, 2004 (Note 23(i))	50,000,000	50,000

Issued and outstanding:-
Common stock at USD0.001 par value
At January 1, 2004	29,059,007	29,059
Issue of shares	1,200,000	1,200
Shares cancelled before the exchange	(13,759,010)	(13,759)
Shares issued for acquisition of EGAG (Note 2(ii))	83,500,000	83,500

At December 31, 2004	99,999,997	100,000

Note:

(i)	Pursuant to a board resolution passed on November 12, 2004, the authorized number of shares of common stock was increased from 100,000,000 to 200,000,000 and also 50,000,000 shares of preferred stock was authorized.

24.	ADDITIONAL PAID-IN CAPITAL OF EGAG

The amount represents additional paid-in capital of USD4,086,765 paid by the stakeholders of EGAG upon the issue of 100 shares of EGAG and the merger difference of USD229,469 (equivalent to RMB1,900,000) arising from the Reorganization as set out in Note 2(iii).

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	OTHER INCOME

	Year ended December 31,
	2004	2003
	USD	USD
Bank interest income	5,215	8,578
Other income	14,080	662

	19,295	9,240

26.	INTEREST EXPENSE

	Year ended December 31,
	2004	2003
	USD	USD
Interest on bank and other loans wholly repayable within one year	2,420	28,590

27.	GAIN ON DISPOSAL OF INTEREST IN A SUBSIDIARY - XY

On October 5, 2004, EGAG entered into an agreement with True Global Limited, an independent third party, to dispose of its entire 90% direct interest in XY at a consideration of USD4,130,435. The transaction was consummated on October 26, 2004. No revenue was generated from XY prior to the date of disposition as the waste water treatment plant was still under construction.

The gain represents the difference between the disposal proceeds and the Group’s attributable share of net assets of XY at the date of disposal.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28.	INCOME TAXES

(a)	The income tax expense consisted of the following:-

	Year ended December 31,
	2004	2003
	USD	USD
Current tax:
PRC	(510,555)	(118,816)
Deferred tax :
PRC	42,644	14,723

Total income tax expense	(467,911)	(104,093)

The provision for income tax represents the provision for PRC enterprise income tax calculated at the standard income tax rate of 33% on the assessable profits of the PRC’s subsidiaries and the standard withholding income tax rate of 10% on the assessable profits generated by EGAG, a company incorporated in the British Virgin Islands, in the PRC.

Income tax expense can be reconciled with the amount computed by applying the statutory income tax rate to income before income tax as follows:-

	Year ended December 31,
	2004	2003
	USD	USD
Income before income tax	4,084,244	315,433

Expected income tax expense at PRC statutory income tax rate of 33%	(1,347,801)	(104,093)
Income not taxable for tax purposes	36,305	—
Tax rate differential - Note	1,104,152	—
Valuation allowances	(260,567)	—

Income tax expense	(467,911)	(104,093)

Note:-

The amount represents the difference of the provision for PRC enterprise income tax calculated at the standard income tax rate of 33% and the standard withholding income tax rate of 10% on the assessable profits of EGAG.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28.	INCOME TAXES (CONT’D)

(b)	Deferred taxes result from temporary differences relating to items that are expensed/recognised as revenue for financial reporting, but are not currently deductible/taxable for income tax purposes. Significant components of our deferred tax assets and deferred tax liabilities as at December 31, 2004 and 2003 are as follows:-

	December 31,
	2004	2003
	USD	USD
Deferred tax assets:
Other investment	—	122,132
Inventories	146,309	141,156
Accrued audit fee	20,517	24,503
Investment income	102,822	—
Cost of revenue	550,868	550,868
Depreciation	10,585	10,872
Deferred expenditure	275,423	332,668
Other administrative expenses	23,107	—
Tax losses of CEEC and XXM	264,201	—
Other items	25,337	19,928

Total deferred tax assets	1,419,169	1,202,127
Valuation allowances	(264,201)	—

	1,154,968	1,202,127
Deferred tax liabilities:-
Fixed assets	(3,906)	(3,906)
Deferred expenditure	(14,535)	(141)
Depreciation	(964)	(610)
Exchange differences	(8,092)	—
Revenue	(900,964)	(900,964)
Interest income	—	(2,370)
Other administrative expenses	(8,609)	(78,425)
Other items	(17,917)	(18,316)

Total deferred tax liabilities	(954,987)	(1,004,732)

Net deferred tax assets	199,981	197,395

At December 31, 2004, XXM had unutilized tax losses amounted to USD789,598 which can be carried forward five years from the year of loss with expiry in 2009. The net federal tax loss of CEEC will expire in 2020.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Group’s major customer is True Global Limited, an independent third party, which accounted for 97% of the Group’s total revenue of 2004 in relation to the construction of the waste water treatment plant of XY.

31.	COMMITMENTS

Capital commitment

At December 31, 2004, capital expenditure contracted for but not recognized in these financial statements was as follows:-

	December 31,
	2004	2003
	USD	USD
Capital expenditures	3,103,042	26,207,729

The amount represents the unpaid amount of the total contract sum for constructing the waste water treatment plants in Bei Jing and Hai Yang cities under the BOT agreements and is expected to be paid as follows:-

	December 31,
	2004	2003
	USD	USD
Within 2 years	3,103,042	15,338,164
After 2 years	—	10,869,565

	3,103,042	26,207,729

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

32.	RELATED PARTY TRANSACTIONS

Apart from those as disclosed in notes 12 to 14 and 19, the Group had the following transactions with its related parties:-

		Year ended December 31,
		2004	2003
		USD	USD
Related party	Nature of transaction
BJZC	Construction revenue	—	2,889,094
	Deposit paid for acquisition of Property, plant and equipment	543,478	2,619,566

33.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended December 31,
	2004	2003
	USD	USD
(i) Interest paid	2,420	28,590
(ii) Non-cash investing activities Infrastructure assets (Note 5)	632,232	550,725
Convertible note receivable (Notes 7 and 20)	1,366,997	—

(iii) During the year, the Group disposed of a subsidiary - XY. The fair value of the net assets disposed of was as follows:-

USD
Cash and cash equivalents	5,107
Prepayment, deposits and other receivables	702,560
Deferred tax assets	40,058
Infrastructure assets, net	666,956
Property, plant and equipment, net	17,940
Deposits paid for acquisition of property, plant and equipment	2,310,386
Accrued liabilities	(15,318)
Amount due to related company	(1,393,563)
Minority interests	(233,411)

2,100,715
Gain on disposal of interest in a subsidiary - XY	2,029,720

4,130,435

Satisfied by:-
Cash	2,173,913
Accounts receivable	1,956,522

4,130,435

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

33.	SUPPLEMENTAL CASH FLOW INFORMATION (CONT’D)

An analysis of net cash inflow of cash and cash equivalents in respect of the disposal of interest in a subsidiary:-

Cash consideration	2,173,913
Cash and cash equivalents disposed	(5,107)

Net cash inflow of cash and cash equivalents	2,168,806

34.	SUBSEQUENT EVENTS

In April 2005, the Company conducted the private placement sale of 20 units, at USD25,000 per unit, for the gross proceeds of USD500,000. Each unit consisted of (a) one 12% convertible debenture in the original principal amount of USD25,000, convertible into shares of the Company’s common stock at the rate of the lesser of (i) USD0.20 per share or (ii) a 10% discount to the price per share of common stock (or conversion price per share of common stock) of the next private placement conducted by the Company prior to any conversion of the debenture, and (b) 125,000 detachable warrants to purchase one share each of the Company’s common stock at an exercise price of USD0.20 per share, expiring ten years from their date of issuance. The debentures are due and payable August 1, 2005.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 22, 2004, our board of directors approved a change in auditors. Our board approved the dismissal of Wm. Andrew Campbell C.A. as our independent public accountant and the selection of PKF Hong Kong SAR , as their replacement.

Wm. Andrew Campbell C.A ‘s report on our financial statements for the fiscal year ended December 31, 2003 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to audit scope, procedure or accounting principles except that the reports were modified as to uncertainty and contained a disclosure stating that the financial statements were prepared based on the assumption that we would continue as a going concern.

During our fiscal year ended December 31, 2003 and the subsequent interim period through December 22, 2004, there were no disagreements between us and Wm. Andrew Campbell C.A on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Wm. Andrew Campbell C.A ‘s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on our financial statement for such years; and there were no reportable events as described in Item 304(a)(1)(iv) of Regulation S-B. We provided Wm. Andrew Campbell C.A with a copy of the foregoing disclosures and Wm. Andrew Campbell C.A has stated in writing its agreement with the foregoing disclosures.

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

It should be noted that any system of controls, however well designed and operated, cannot provide absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Item 8B. Other Information

Not applicable.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Set forth below are our executive officers and directors.

Name	Age	Position
Chong Liang Pu	46	Chief Executive Officer, President and Director
Peh Chung Lim	37	Chief Financial Officer
Jia He Li	62	Chief Operating Officer
Shi Rong Jiang	30	Director
Lin Hong Ye	62	Director

Mr. Pu has served as our chief executive officer, president and a director since October 2004. Mr. Pu founded Evergreen and has acted as its chairman and president since April 2004. From May 1999 until April 2004, Mr. Pu was the chief executive officer and general manager of Guang Dong Xin Xing Mei Biology Company Limited, a majority-owned subsidiary of Evergreen.

Mr. Lim became our Chief Financial Officer effective December 29, 2005. Mr. Lim has more than 10 years of financial management experience with large multi-national corporations in Malaysia, Singapore, Indonesia, Taiwan and the PRC. Mr. Lim has served as our deputy chief financial officer since May 2005. Prior to joining us, Mr. Lim was the senior manager in internal audit, risk management and compliance in United Securities Investment Trust Corp. in Taiwan. Mr. Lim was the senior manager in project management and execution in Asia Pulp & Paper Ltd from 1997 to 2003. Mr. Lim is a member of CPA Australia and has a degree in Economics from Monash University in Melbourne, Australia.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

None of our officers, directors or 10% shareholders have filed any of the reports required to be filed under Section 16(a).

Item 10. Executive Compensation.

Cash Compensation of Executive Officers. The following table sets forth the cash compensation paid by the company to its chief executive officer for services rendered during the fiscal years ended December 31, 2004 and 2003.

	Annual Compensation					Long-Term Compensation
Name and Position	Year	Salary		Bonus	Other Annual Compensation	Restricted Stock Awards ($)	Common Shares Underlying Options Granted (# Shares)	All Other Compensation
Chong Liang Pu, Chief Executive Officer	2004 2003	$ $	24,000 24,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

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

Name	Number of Shares	Percentage Owned
Chong Liang Pu	57,489,750	57.5%
Shi Rong Jiang	5,101,000	5.10%
Jia He Li	-0-	0%
Lin Hong Ye	-0-	0%
Ren Cai Ding	-0-	0%
Peh Chung Lim	-0-	0%
Gao Yongping	10,145,250	10.1%

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

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2004 concerning our equity compensation plans:

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Common Shares Remaining Available for Issuance

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

Item 13. Exhibits.

Index To Exhibits

2.1	Securities Purchase Agreement and Plan of Reorganization (1)

2.2	Amendment No. 1 to Securities Purchase Agreement and Plan of Reorganization (1)

3.3	Certificate of Amended and Restated Articles of Incorporation (3)

3.4	Amendment to Bylaws (3)

10.1	BOT Investment and Operation Contract for Sewage Treatment Plant between Guangdong Xinsheng Environmental Protection Co., Ltd. and City Administration of Feng Feng Mining Area of Handon City, Hebei Province (3)

10.2	Investment Management Contract dated August 14, 2002 between Guangdong Xinxingmei Environmental Protection Science and Technology Investment Co., Ltd. and The People’s Government of Wuqing District, Tianjin City (3)

10.3	BOT Investment Contract dated July 4, 2003 between Guandong Xinsheng Environmental Co., Ltd. and People’s Government of Shunyi District, Beijing (3)

10.4	Contract for BOT Project Investment and Operation between Guandong Xingsheng Environmental Co., Ltd. and Shandong Haiyang Planning and Construction Administration (3)

16	Letter re Change in Certified Registered Public Account (2)

21.1	List of Subsidiaries (3)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as part of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2004.
(2)	Previously filed as part of the Company’s current report on Form 8-K/A filed with the Securities and Exchange Commission on December 30, 2004.
(3)	Previously filed as part of our annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005.

Item 14. Principal Accountant Fees and Services

Our board of directors has selected PKF as our independent accountants to audit our consolidated financial statements for the fiscal year 2004. Wm Andrew Campbell previously audited our consolidated financial statements for the two fiscal years ended December 31, 2003 and 2002.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to us by our accountants for the years ended December 31, 2004 and 2003 were as follows:

Services Provided	2004	2003
Audit Fees	$56,410	$1,000
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$56,410	$1,000

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

CHINA EVERGREEN ENVIRONMENTAL CORPORATION

Date: January 12, 2006	By:	/s/ Chong Liang Pu
Chong Liang Pu, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chong Liang Pu CHONG LIANG PU	President, Chief Executive Officer, and Director	January 12, 2006

/s/ Peh Chung Lim PEH CHUNG LIM	Chief Executive Officer	January 12, 2006

/s/ Lin Hong Ye LIN HONG YE	Director	January 12, 2006

/s/ Shi Rong Jiang SHI RONG JIANG	Director	January 12, 2006