Form 10QSB/A
period 2005-09-30
China Evergreen Environmental CORP
filed 2006-01-13
CIK 1083459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

PART 1 - FINANCIAL INFORMATION

Page(s)
Item 1. Financial Statements

Unaudited Consolidated Balance Sheets at September 30, 2005 and December 31, 2004	F-1
Unaudited Consolidated Statements of Operations for the three-month periods ended September 30, 2005 and 2004 and nine-month periods ended September 30, 2005 and 2004	F-2
Unaudited Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2005 and 2004	F-3
Notes to Unaudited Consolidated Financial Statements	F-4

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

The financial statements and related notes are included as part of this Quarterly Report as indexed in the appendix on page 8 through 17.

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

RESULTS OF OPERATIONS

The following table sets forth the items in our consolidated statements of operations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue
BOT projects	$70,000	$70,000	$207,717	$219,347
Turn-key engineering projects	—	—	3,863,237	41,667
Trading/consultancy	1,394,203	—	1,394,203	—
Total revenue	1,464,203	70,000	5,465,157	261,014
Cost of revenue
BOT	(38,203)	(43,381)	(112,193)	(97,277)
Turn-key Engineering	—	—	(2,583,018)	(5,082)
Trading/consultancy	(52,910)	—	(52,910)	—
Total cost of revenue	(91,113)	(43,381)	(2,748,121)	(102,359)
Gross profit	1,373,090	26,619	2,717 ,036	158,655
General and administrative expenses	(1,184,941)	(24,762)	(1,949,069)	(200,280)
Income / (loss) from operations	188,149	1,857	767,967	(41,625)
Unrealized gain on financial instruments	100,436	—	456,436	—
Other income	59	6,848	2,920	41,942
Share of results in an associate	57,079	—	144,561	—
Interest expense	(13,245)	(9,903)	(37,072)	(1 4,721)
Income / (loss) before income tax	332,478	(1,198)	1,334,812	(14,404)
Income tax (expense) / credit	(59,110)	4,695	(129,977)	13,111
Minority interests	(156,142)	(1,604)	(215,097)	(4,102)
Net income / (loss)	117,226	1,893	989,738	(5,395)

REVENUE. The Company reported total revenue of $1,464,203 for the three-month period ended September 30, 2005 as compared to $70,000 for the three-month period ended September 30, 2004. During the nine-month periods ended September 30, 2005 and 2004, the revenue increased to $5,465,157 from $261,014. This increase in the three and nine month revenue are mainly due to the sale of GM Bio-Carriers amounted to approximately $0.8 million, technical consultancy fee of approximately $0.6 million in the third quarter of 2005 coupled with completion of one turn-key engineering waste water project in Le Chang City (approximately $1.8 million) in the first quarter of 2005 and the completion of the remaining 15% construction of the waste water treatment plant of Xian Yang City (approximately $1.6 million) and one turn-key engineering waste water project in Yong Ji Economic Development Zone (approximately $0.4 million) and the revenue from Tian Jin BOT waste water treatment plant.

COST OF REVENUE. Our total cost of revenue increased from $43,381 to $91,113 in the three-month periods ended September 30, 2005 and 2004. During the nine-month periods ended September 30, 2005 and 2004, the cost of revenue increased to $2,748,121 from $102,359. The increase in cost of revenue for the three and nine-month periods ended September 30, 2005 is mainly due to the cost of revenue for the turn-key engineering waste water projects in Le Chang City and Yong Ji Economic Development Zone plus cost for the completion of the waste water treatment plant of Xian Yang City.

GROSS PROFIT. Gross profit as a percentage of revenue for the three-month periods ended September 30, 2005 and 2004 were 93.8% or $1,373,090 and 38.0% or $26,619, respectively.

During the nine-month periods ended September 30, 2005 and 2004, the gross profit increased to $2,717,036 from $158,655. The percentage of gross margin is higher in the three-month period ended September 30, 2005 as compared to that in the three-month period ended September 30, 2004 as the revenue for the three-month period ended September 30, 2005 included consultancy fee which has minimal cost of revenue.

GENERAL AND ADMINISTRATIVE EXPENSES. Our total general and administrative expenses for the three-month periods ended September 30, 2005 and 2004 were $1,184,941 and $24,762 respectively. During the nine-month periods ended September 30, 2005 and 2004, the general and administrative expenses increased to $1,949,069 from $200,280. The principal components of general and administrative expenses are administrative salaries and benefits, depreciation and amortization, finance cost, traveling expenses, rental and other general administration costs. The sharp increase in general and administrative expenses for the three-month periods ended September 30, 2005 as compared to that of September 30, 2004 is mainly due to the finance and legal cost associated with the private placement amounted to approximately $0.66 million, amortization of discounts on financial instruments amounted to approximately $0.30 million, and to a lesser extent, the expansion of the company since last year.

NET (LOSS) / INCOME. We had a net income, after income tax and minority interests, of $117,226 and $1,893 respectively for the three-month periods ended September 30, 2005 and 2004. During the nine-month period ended September 30, 2005, net income, after income tax and minority interests, increased to $989,738 from a net loss of $5,395 for the nine-month period ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow we generate from operations and financing activities. Net cash used in operating activities during the nine-month period ended September 30, 2005 was $962,652 while net cash provided by operating activities during the nine-month period ended September 30, 2004 was $919,320. Net cash used in operating activities in the nine-month period ended September 30, 2005 consisted of net income of $989,738, adjustment for non-cash items of $333,633 and $2,286,023 used in operating activities. Cash flow from operating activities consisted primarily of a decrease in accounts receivable of $6.87 million due to receipts from customers amounts fall due, decrease in accounts payable of $3.96 million due to payments made to our suppliers and increase in prepayments, deposits and other receivables of $4.59 million which includes approximately $2.4 million of the proceeds from the September private placement that we placed in escrow for the acquisition of a waste water plant and $0.6 million paid, as deposit, for the purchase of equipments.

In April 2005, we conducted the private placement sale of 20 units, at $25,000 per unit, for the gross proceeds of $500,000. Each unit consisted of (a) one 12% convertible debenture in the original principal amount of $25,000, convertible into shares of our common stock at the rate of the lesser of (i) $0.20 per share or (ii) a 10% discount to the price per share of common stock (or conversion price per share of common stock) of the next private placement conducted by us prior to any conversion of the debenture, and (b) 125,000 detachable warrants to purchase one share each of our common stock at an exercise price of $0.20 per share, expiring ten years from their date of issuance. The debentures are due and payable August 1, 2005. The debenture holders, however, extended the payment period to September 30, 2005. All the debenture holders have converted the debentures into 3,703,701 shares of our common stock on October 1, 2005.

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

REVENUE RECOGNITION. – The Group recognizes revenue using various revenue recognition policies based on the nature of the sale and the terms of the contract.

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

As of the end of the period covered by this Quarterly Report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this report.

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

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

In April 2005, we conducted the private placement sale of 20 units, at $25,000 per unit, for the gross proceeds of $500,000. Each unit consisted of (a) one 12% convertible debenture in the original principal amount of $25,000, convertible into shares of our common stock at the rate of the lesser of (i) $0.20 per share or (ii) a 10% discount to the price per share of common stock (or conversion price per share of common stock) of the next private placement conducted by us prior to any conversion of the debenture, and (b) 125,000 detachable warrants to purchase one share each of our common stock at an exercise price of $0.20 per share, expiring ten years from their date of issuance. The debentures are due and payable August 1, 2005. The debenture holders, however, extended the payment period to September 30, 2005. All the debenture holders have converted the debentures into 3,703,701 shares of our common stock on October 1, 2005.

On September 14, 2005, we closed the private placement sale to accredited investors of units consisting of shares of our common stock and warrants to purchase shares of our common stock for aggregate gross proceeds of $4.83 million. Pursuant to the subscription agreements entered into with the investors, we issued to the investors 161 units at a price of $30,000 per unit. Each unit consisted of 200,000 shares of our common stock, priced at $0.15 per share, and warrants to purchase 200,000 shares of our common stock over a five year period at an exercise price of $0.20 per share. Pursuant to the terms of the subscription agreements, we granted the investors limited registration rights for all common shares comprising the units, including the common shares issuable on exercise of the warrants. Approximately $2.4 million of the proceeds from the September private placement has been placed in escrow for the acquisition of a waste water plant and $0.6 million has been paid as deposit for the purchase of equipments.

ITEM 3 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 4. OTHER INFORMATION

None.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA EVERGREEN ENVIRONMENTAL CORPORATION

Dated: January 13, 2006.

	By	/s/ Chong Liang Pu
Chong Liang Pu
President and Chief Executive Officer

CHINA EVERGREEN ENVIRONMENTAL CORPORATION

Unaudited Consolidated Balance Sheets

	September 30,2005 (Unaudited) US$	December 31,2004 (Audited) US$
Current assets
Cash and cash equivalents	928,488	336,079
Inventories, net	5,428	—
Accounts receivable	3,140,245	9,462,999
Prepayment, deposits and other receivables	5,367,762	777,365
Amounts due from related companies	2,420,833	3,158,328
Amounts due from directors	—	26,794
Amount due from an associate	1,748,019	1,744,775
Deferred tax assets	209,206	199,981
Total current assets	13,819,981	15,706,321

Non-current assets
Infrastructure assets, net	6,966,930	3,305,089
Property, plant and equipment, net	319,520	330,865
Convertible note receivable	1,156,690	1,366,997
Deposit paid for acquisition of property, plant and equipment	—	543,478
Interest in an associate	489,924	345,363
Total non-current assets	8,933,064	5,891,792

Total assets	22,753,045	21,598,113

Current liabilities
Unsecured loan	120,773	229,468
Financial instruments (Note 6)	5,493,200	—
Other borrowing	24,155	24,155
Accounts payable	4,796,707	8,755,148
Accrued liabilities	1,666,403	526,068
Amounts due to directors	490,037	606,645
Amounts due to related companies	224,981	2,864,506
Deposit received for disposal of a subsidiary	—	350,514
Income tax payable	1,019,976	626,249
Total current liabilities	13,836,232	13,982,753

Minority interests	471,357	159,642

Stockholders’ equity
Common stock	100,000	100,000
Additional paid in capital	3,841,096	3,841,096
Retained earnings	4,504,360	3,514,622
Total stockholders’ equity	8,445,456	7,455,718

Total liabilities and stockholders’ equity	22,753,045	21,598,113

CHINA EVERGREEN ENVIRONMENTAL CORPORATION

Unaudited Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2005 US$	2004 US$	2005 US$	2004 US$
Revenue (Note 4)
BOT projects	70,000	70,000	207,717	219,347
Turn-key engineering projects	—	—	3,863,237	41,667
Trading and consultancy	1,394,203	—	1,394,203	—
Total Revenue	1,464,203	70,000	5,465,157	261,014

Cost of revenue
BOT projects	(38,203)	(43,381)	(112,193)	(97,277)
Turn-key engineering projects	—	—	(2,583,018)	(5,082)
Trading and consultancy	(52,910)	—	(52,910)	—
Total cost of revenue	(91,113)	(43,381)	(2,748,121)	(102,359)

Gross profit	1,373,090	26,619	2,717,036	158,655

General and administrative expenses	(1,184,941)	(24,762)	(1,949,069)	(200,280)

Income / (loss) from operations	188,149	1,857	767,967	(41,625)

Unrealized gain on financial instruments	100,436	—	456,436	—

Other income	59	6,848	2,920	41,942

Share of results in an associate	57,079	—	144,561	—

Interest expense	(13,245)	(9,903)	(37,072)	(14,721)

Income / (loss) before income tax	332,478	(1,198)	1,334,812	(14,404)

Income tax (expense) / credit	(59,110)	4,695	(129,977)	13,111

Minority interests	(156,142)	(1,604)	(215,097)	(4,102)

Net income / (loss)	117,226	1,893	989,738	(5,395)

Basic net (loss) / income per share (Note 5)	0.00	0.00	0.01	(0.00)

Diluted net (loss) / income per share (Note 5)	0.00	0.00	0.01	(0.00)

CHINA EVERGREEN ENVIRONMENTAL CORPORATION

Unaudited Consolidated Statements of Cash Flow

	Nine months ended September 30,
	2005 US$	2004 US$
Cash flows from operating activities:

Net income / (loss)	989,738	(5,395)

Adjustments to reconcile net income / (loss) to net cash (used in) / provided by operating activities:
Depreciation and amortization	12,504	15,264
Amortization of discounts on financial instruments	619,636	—
Unrealized gain on financial instruments	(456,436)	—
Increase in deferred tax assets	(9,225)	(6,461)
Increase in minority interests	311,715	4,102
Share of results in an associate	(144,561)	—

Changes in operating assets and liabilities:
(Increase) / decrease in inventories	(5,428)	7,597
Decrease / (increase) in accounts receivable	6,866,232	(4,772)
(Increase) / decrease in prepayment, deposits and other receivables	(4,590,397)	262,887
Decrease in convertible note receivable	210,307	—
(Decrease) / increase in accounts payable	(3,958,441)	765,075
Increase in accrued liabilities	1,140,335	1,774,721
Decrease in amounts due to directors	(89,814)	(1,072,028)
Decrease / (increase) in amounts due from related companies	737,495	(1,850,776)
Increase in tax payable	393,727	158,148
Decrease in deposit received for disposal of a subsidiary	(350,514)	—
(Decrease) / increase in amounts due to related companies	(2,639,525)	870,958

Net cash (used in) / provided by operating activities	(962,652)	919,320

Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,159)	(25,132)
Acquisition of infrastructure assets	(3,661,841)	—
Decrease in other investment	—	28,454
Increase in amount due from an associate	(3,244)	(4,135)

Net cash used in investing activities	(3,666,244)	(813)

Cash flows from financing activities:
Proceeds from financial instruments issued	5,330,000	241,546
Repayment of borrowing	(108,695)	(1,145,169)

Net cash provided by / (used in) financing activities	5,221,305	(903,623)

Net increase in cash and cash equivalents	592,409	14,884

Cash and cash equivalents, beginning of period	336,079	54,556

Cash and cash equivalents, end of period	928,488	69,440

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements of China Evergreen Environmental Corporation (the “Company”) and subsidiaries (the “Group”) included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and the notes thereto included in the Company’s Form 10-KSB Annual Report, and other reports filed with the SEC.

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

On October 15, 2004, we were the subject of a reverse acquisition by Evergreen Asset Group Limited, an International Business Company organized under the laws of the British Virgin Islands (“Evergreen”), pursuant to which we have acquired 100% of the outstanding shares of Evergreen capital stock in exchange for a controlling interest in our common stock. Pursuant to a securities purchase agreement dated September 9, 2004, as amended, we issued 83,500,000 shares of our common stock (representing 83.5% of our outstanding capital stock) in exchange for all of the issued and outstanding shares of Evergreen capital stock transferred to us by the Evergreen shareholders at the closing. Following the close of the reverse acquisition, we changed our corporate name from Discovery Investments, Inc. to China Evergreen Environmental Corporation (“CEEC”, “we”, “us” or the “Company”).

As a result of the transactions described above, Evergreen became our wholly owned subsidiary. Evergreen, through its three majority owned subsidiaries, Guang Dong Xin Xing Mei Biology Company Limited (“XXM”), Bei Jing Hao Tai Shi Yuan Water Purifying Company Limited

(“BJHT) and Hai Yang City Sheng Shi Environment Protection Company Limited (“HY”), provides waste water turn-key engineering, equipment and chemical trading. Evergreen currently holds 90% of XXM. XXM provides turn-key waste water treatment engineering design and contracting. XXM also holds 90% and 35% respectively in the equity interest of the following two water treatment facilities operated through build, operate and transfer (BOT) arrangements with the PRC government: (i) Tian Jin Shi Sheng Water Treatment Company Limited (“TJSH”), which commissioned water treatment in November 2003 and has a daily treatment capacity of approximately 10,000 cubic meter and; (ii) Xin Le Sheng Mei Water Purifying Company Limited (“XL”), which also commissioned water treatment in November 2003 and has a daily treatment capacity of 40,000 cubic meter. XXM is retained as the managers to manage both TJSH and XL. The fees from XL and TJSH did not represent a material portion of our revenue during the third quarter of 2005.

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

REVENUE RECOGNITION: The Group recognizes revenue using various revenue recognition policies based on the nature of the sale and the terms of the contract.

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

NOTE 4 - REVENUE

The Company reported total revenue of $1,464,203 for the three-month period ended September 30, 2005 as compared to $70,000 for the three-month period ended September 30, 2004. During the nine-month periods ended September 30, 2005 and 2004, the revenue increased to $5,465,157 from $261,014. This increase in the three and nine month revenue are mainly due to the sale of GM Bio-Carriers amounted to approximately $0.8million, technical consultancy fee of approximately $0.6 million in the third quarter of 2005 coupled with completion of one turn-key engineering waste water project in Le Chang City (approximately $1.8 million) in the first quarter of 2005 and the completion of the remaining 15% construction of the waste water treatment plant of Xian Yang City (approximately $1.6 million) and one turn-key engineering waste water project in Yong Ji Economic Development Zone (approximately $0.4 million) and the revenue from Tian Jin BOT waste water treatment plant.

NOTE 5 - BASIC NET INCOME PER SHARE

The basic net income per share is calculated using the net income and the weighted average number of shares outstanding during the period.

	Nine months ended September 30,
	2005	2004
Net income / (loss)	$989,738	$(5,395)

Weighted average number of common shares outstanding
- Basic	102,005,125	112,376,794
- Diluted	148,136,826	112,376,794

Net income / (loss) per share
- Basic	$0.01	$(0.00)
- Diluted	$0.01	$(0.00)

NOTE 6 – FINANCIAL INSTRUMENTS

In April 2005, the Company conducted a private placement (“April Private Placement”) of 20 investment units, at $25,000 per unit, for gross proceeds of $500,000. Each unit consisted of (a) a 12% convertible debenture in the original principal amount of $25,000, convertible into shares of our common stock at the rate of the lesser of (i) $0.20 per share or (ii) a 10% discount to the price per share of common stock (or conversion price per share of common stock) of the next private placement conducted by us prior to any conversion of the debenture, and (b) 125,000 detachable warrants to purchase one share each of our common stock at an exercise price of $0.20 per share, expiring ten years from their date of issuance (“April Warrants”). The debentures were due and payable August 1, 2005. The debenture holders, however, extended the payment period to September 30, 2005. The debentures were converted into 3,703,701 shares of common stock on October 1, 2005.

The Company used the Black-Scholes model in calculating the fair market value of the April Warrants and allocated $227,273, $113,636 and $159,091 of the $500,000 proceeds to the Convertible Debenture, the Bifurcated Conversion Feature of the Debenture and the April Warrants, respectively. The differences between the fair value of each of the Convertible Debenture, the Bifurcated Conversion Feature of the Debenture and the April Warrants and the respective allocated amounts are recorded as discounts to the Convertible Debenture, the Bifurcated Conversion Feature of the Debenture and the April Warrants, respectively and amortized over the term of the Convertible Debenture. The principal assumptions used in the computation of the April Warrants are: expected term of 24 months; a risk-free rate of return of 2.60%; dividend yield of zero percent; and a volatility of 55%.

The Company granted to the holders of the April Warrants certain piggy-back and demand registration rights. Pursuant to the agreements surrounding the April Private Placement, in the event that the Company determined to undertake a registration of securities, the Company would include, at the request of the holder of “Registrable Securities”, the Registrable Securities in the registration statement. If the Company did not file a registration statement by the 120th day from the closing of such financing, and the Company shall have received a written request signed by the holders holding the majority of the Registrable Securities, then the Company was obligated to file, at its expense, a registration statement covering the Registrable Securities. Once such registration statement has been filed and declared effective, the Company is obligated to keep such registration statement effective until the earlier of (i) the date that all of the Registrable Securities have been sold pursuant to such registration statement, (ii) all Registrable Securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, and the Company has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, or (iii) all Registrable Securities may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision then in effect under the Securities Act. As of September 30, 2005, the Company has not received any written request signed by the holders holding the majority of the Registrable Securities.

As the convertible debentures are convertible into a variable number of shares, the requirements for sufficient authorized and unissued shares under paragraphs 19 to 24 of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” have not been met with respect to the April Warrants. Accordingly, the April Warrants have been recorded as a liability on the balance sheet. The changes in fair market value (subsequent to the initial recording of the liability based on the allocation of proceeds) have been recorded as adjustments in the line “Unrealized profit/(loss) on financial instrument” in the Statement of Operations. In addition, as the registration right agreement is combined with the subscription agreement, they should be considered together as a unit and accounted for as a derivative under FAS 133. Upon the requirements for sufficient authorized and unissued shares are met and the effectiveness of the registration statement, the April Warrants will be recorded as equity.

The conversion feature of the convertible debenture issued in April does not qualify for the scope of exception from the provisions of SFAS 133 because the convertible debentures are convertible into a variable number of shares. As such, the conversion feature is bifurcated from the convertible debenture and accounted for as a derivative at fair value with changes in fair value recorded in earnings.

On September 14, 2005, the Company closed the private placement sale to accredited investors of units consisting of shares of our common stock and warrants to purchase shares of our common stock for aggregate gross proceeds of $4.83 million (“September Private Placement”). Pursuant to the subscription agreements entered into with the investors, we issued to the investors 161 units at a price of $30,000 per unit. Each unit consisted of 200,000 shares of our common stock, priced at $0.15 per share, and warrants to purchase 200,000 shares of our common stock over a five year period at an exercise price of $0.20 per share. Pursuant to the terms of the subscription agreements, we granted the investors limited registration rights for all common shares comprising the units, including the common shares issuable on exercise of the warrants. The Company also issued to Westminster Securities Corporation, as partial compensation for their placement agent services, 7,728,000 placement agent warrants to purchase one share each of our common shares, a portion of which has been assigned by Westminster Securities Corporation to certain of its officers and employees (the warrants issued in the September Private Placement together with the placement agent warrants are hereinafter referred to as “September Warrants”).

The Company used the Black-Scholes model in calculating the fair market value of the September Warrants and allocated $4,797,800 of the $4,830,000 proceeds to the September Warrants. The difference between the fair value of the September Warrants and the allocated amount is recorded as discount to the September Warrants and amortized over the term of the September Warrants. The principal assumptions used in the computation of the September Warrants are: expected term of 5 years; a risk-free rate of return of 4.24%; dividend yield of zero percent; and a volatility of 70%.

The Company granted to the holders of the April Warrants certain piggy-back and demand registration rights. Pursuant to the agreements surrounding the September Private Placement, in the event that the Company determined to undertake a registration of securities, the Company would include, at the request of the holder of “Registrable Securities”, the Registrable Securities in the registration statement. If the Company did not file a registration statement by the 120th day from the closing of such financing, and the Company shall have received a written request signed by the holders holding the majority of the Registrable Securities, then the Company was obligated to file, at its expense, a registration statement covering the Registrable Securities. Once such registration statement has been filed and declared effective, the Company is obligated to keep such registration statement effective until the earlier of (i) the date that all of the Registrable Securities have been sold pursuant to such registration statement, (ii) all Registrable Securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, and the Company has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, or (iii) all Registrable Securities may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision then in effect under the Securities Act. As of September 30, 2005, the Company has not received any written request signed by the holders holding the majority of the Registrable Securities.

The September Warrants were issued pursuant to the agreements surrounding the September Private Placement. The subscription agreement contains a liquidated damages clause which requires cash penalties equal to two percent (2.0%) of the purchase price of the registrable securities purchased from the Company and held by the investors each month (or portion thereof) if the Company’s registration of stock does not become effective within the earlier of sixty (60) days from the first filing date of the Registration Statement or three (3) business days of clearance by the Commission to request effectiveness.

As the convertible debentures are convertible into a variable number of shares, the requirements for sufficient authorized and unissued shares under paragraphs 19 to 24 of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” have not been met with respect to the September Warrants. Accordingly, the September Warrants have been recorded as a liability on the balance sheet. The changes in fair market value (subsequent to the initial recording of the liability based on the allocation of proceeds) have been recorded as adjustments in the line “Unrealized profit/(loss) on financial instrument” in the Statement of Operations. In addition, as the registration right agreement is combined with the subscription agreement, they should be considered together as a unit and accounted for as a derivative under FAS 133. Upon the requirements for sufficient authorized and unissued shares are met and the effectiveness of the registration statement, the September Warrants will be recorded as equity.

Since the liquidated damages are payable in cash, under paragraphs 12-32 of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”, contracts that include any provision that could require net-cash settlement cannot be accounted for as equity. In addition, the convertible debentures are convertible into a variable number of shares, the requirements for sufficient authorized and unissued shares under paragraphs 19 to 24 of EITF 00-19 are not met. Accordingly, the proceeds of the private placement in September allocated for par value of the common stock have been recorded as a liability on the balance sheet. Upon the requirements for sufficient authorized and unissued shares are met and the effectiveness of the registration statement, the amount will be recorded as equity.

PART II - OTHER INFORMATION

Item 6. Exhibits.

(a)	Index to Exhibits

	Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

	Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	Exhibit 32	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Evergreen Environmental Corporation
(Registrant)

Dated: January 13, 2006	By:	/s/ Chong Liang Pu
Chong Liang Pu,
Chief Executive Officer

Dated: January 13, 2006	By:	/s/ Peh Chung Lim
Peh Chung Lim,
Chief Financial Officer