Form 10KSB
period 2005-12-31
China Evergreen Environmental CORP
filed 2006-04-17
CIK 1083459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

-OR-

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-26175

CHINA EVERGREEN ENVIRONMENTAL CORPORATION

(Name of Small Business Issuer as Specified in its Charter)

NEVADA	88-0409151
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

SUITE 7A01, BAICHENG BUILDING

584 YINGBIN ROAD

DASHI, PANYU DISTRICT

GUANGZHOU, GUANGDONG, CHINA

(Address of Principal Executive Offices)

(86-20) 3479 9768

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to section 12 (b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The registrant’s revenues for its most recent fiscal year were $6,983,969.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 28, 2006 was approximately $29,325,179.

The number of shares of the common outstanding as of April 13, 2006 was 135,903,698.

Documents incorporated by reference: None.

Unless otherwise indicated, all references to our company include our wholly and majority owned subsidiaries.

All of our sales and nearly all our expenses are denominated in renminbi (“RMB”), the national currency of the People’s Republic of China (the “PRC”). Solely for the convenience of the reader, certain financial information as of and for the years ended December 31, 2004 and 2005 have been converted into United States dollars. Assets and liabilities are translated at the exchange rate in effect at period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate or at any other certain rate as of the respective dates or at any other date.

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

We hold 90% and 35%, respectively, of the equity interest in the following two water treatment facilities operated through build, operate and transfer (“BOT”) arrangements with the PRC government: (i) Tian Jin Shi Sheng Water Treatment Company Limited (“TJ”), which commissioned water treatment in November 2003 and has a daily treatment capacity of approximately 10,000 tons; and (ii) Xin Le Sheng Mei Water Purifying Company Limited (“XL”), which also commissioned water treatment in November 2003 and has a daily treatment capacity of 40,000 tons. We have been retained as the manager to manage both TJ and XL. The fees from XL and TJ did not represent a significant portion of our revenue during 2004.

We also developed a BOT water treatment facility project in Hai Yang City under our subsidiary Hai Yang City Sheng Shi Environment Protection Company Limited (“HY”) with capacity of 20,000 tons per day. We began construction of this project in April 2004 and completed the project and commenced water treatment in June 2005. We are also developing another BOT water treatment facility project in Beijing under our subsidiary Bei Jing Hao Tai Shi Yuan Water Purifying Company Limited (“BJHTSY”) with planned capacity of 20,000 tons per day. We began construction of this project in July 2004 and was in the final stage of commissioning and testing as of March 31, 2006. In July 2005, we started construction of a BOT water treatment facility project for the Handan Fengfeng Mining Area in the Hebei Province under our subsidiary Han Dan Cheng Sheng Water Affairs Company Limited (“HDFF”) with capacity of 33,000 tons per day. We expect the completion of the project in the second quarter of 2006. The fees from these projects are expected to strengthen our net sales in the future.

In addition to the above, we provide sales of environment protection-related products. The product we are currently selling is GM Bio-carriers, a natural, chemical-free, mineral- and enzyme-based catalyst material that facilitates the rapid growth of bacteria which improves efficiency of degrading micro-organism materials in waste water, reduces land use and construction time, enables more efficient operation and reduces energy consumption for the waste water treatment process.

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

Bycom was engaged in multimedia applications for internet-based business. Utilizing business search tools and databases, Bycom intended to be able to locate and access global business information for a fee, or was to act as an “out-source provider” of information. Bycom currently is an inactive, wholly owned subsidiary of the Company.

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

On October 5, 2004, EGAG entered into an agreement with True Global Limited, an independent third party, to dispose of its entire 90% direct interest in XY at a consideration of $4,130,435. The transaction was consummated on October 26, 2004. No revenue was generated from XY prior to the date of disposition as the waste water treatment plant was still under construction. A gain on disposal of $2,029,720 was recorded for the disposal.

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

On September 14, 2005, we closed the private placement sale to accredited investors of units consisting of shares of our common stock and warrants to purchase shares of our common stock for aggregate gross proceeds of $4.83 million. Pursuant to the subscription agreements entered into with the investors, we issued to the investors 161 units at a price of $30,000 per unit. Each unit consisted of 200,000 shares of our common stock, priced at $0.15 per share, and warrants to purchase 200,000 shares of our common stock over a five-year period at an exercise price of $0.20 per share. Pursuant to the terms of the subscription agreements, we granted the investors limited registration rights for all common shares comprising the units, including the common shares issuable on exercise of the warrants.

Our executive offices are located at Suite 7A01, Baicheng Building, 584 Yingbin Road, Dashi, Panyu District, Guangzhou, Guangdong, China; telephone number (86-20) 3479 9768.

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

Under the tax regulations in the PRC, companies providing water purification are exempted from business tax on the collection of waste water treatment fees. The PRC government also gives tax relief in the form of reduction in or exemption from value-added tax and income tax to encourage treated water to be reused in residential, agricultural, commercial or industrial sectors.

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

From 2000 to 2004, we completed the following turn-key projects: Yongji Development Zone Wastewater Treatment Plant (Phase 1), Guangdong Nanhai City Jinsha Town Wastewater Treatment Plant, Guangdong Sanshui Baini Wastewater Treatment Plant and Guangzhou Yantang Wastewater Treatment Plant. The following table sets forth the company’s turn-key projects which are still in process:

Name of New Turn-key Project	Project value	Capacity/ Per Day	Date of commencement of construction
Tianjin City Meichang Town Wastewater Treatment Plant	US$ 0.22 million	2,000 tons	Commenced in July 2005
Dayawan Wastewater Treatment Plant	US$ 3.38 million	30,000 tons	Expected to Commence in the second quarter of 2006
Yongji Development Zone Wastewater Treatment Plant (Phase 2)	US$ 1.45 million	11,000 tons	Commenced in August 2005
China Environment Industrial Park Wastewater Treatment Plant	US$ 0.72 million	5,000 tons	Commenced in July 2005
Huangzhuang Industrial Park Wastewater Treatment Plant	US$ 0.12 million	1,000 tons	Commenced in July 2005

As of December 31, 2005, we had completed approximately 80%, 32%, 44% and 80% for each of Tianjin City Meichang Town Wastewater Treatment Plant, Yongji Development Zone Wastewater Treatment Plant (Phase 2), China Environment Industrial Park Wastewater Treatment Plant and Huangzhuang Industrial Park Wastewater Treatment Plant, respectively.

We financed our turn-key projects through progressive payments from our customers as stipulated in the agreements for these projects.

Investment in BOT Waste Water Treatment Facilities. We also invest in waste water treatment facilities through BOT arrangements. BOT projects provide us with a stable income source under a long-term (usually 20-30 year) contract granted by municipal governments to build and operate waste water plants. BOT project land is typically contributed by the municipal government with the operator providing investment and daily management. After the contract period, the project is transferred to the local government. After we secure a contract for a BOT project from a municipal government and the financing for such project is in place, we will proceed to construct the facility. After the completion of construction and testing and commissioning, we will operate the waste water treatment facility for a period of 20-25 years as stipulated in the BOT contract.

The following table sets forth the BOT projects which we have completed or are in process of completing:

BOT Projects	Cost of investment	Capacity/ Per Day	Operation Period	Date of commencement of operation
Waste water treatment plant of TJ	US$ 1.09 million	10,000 tons	20 years	November 2003
Waste water treatment plant of XL	US$ 4.11 million	40,000 tons	22 years	October 2003
Waste water treatment plant of HY	US$ 3.62 million	20,000 tons	22 years	June 2005
Waste water treatment plant of BJHTSY	US$ 2.42 million	20,000 tons	25 years	Operation expected to commence in second quarter of 2006
Waste water treatment plant of HDFF	US$ 3.53 million	33,000 tons	22 years	Operation expected to commence in third quarter of 2006

As of December 31, 2005, the waste water treatment plants of TJ, XL and HY were operational and have been providing waste water treatment services. The waste water treatment plant of BJHTSY is in the stage of testing and commissioning whereas approximately 45% of the construction of the waste water treatment plant of HDFF has been completed.

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

Our major customers in 2005 are China Environment Industrial Park and Shenzhen Jukeyuan Industrial Development Company, both independent third parties, which, together, accounted for approximately 49.3% of our total revenue of 2005 in relation to the turn-key engineering project of China Environment Industrial Park Wastewater Treatment Plant and the sale of environment protection-related products, respectively.

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

We have spent approximately $7750 and $8,200 on research and development activities during the fiscal years ending December 31, 2005 and 2004, respectively.

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

Employees

As of March 29, 2006, we had 54 employees, of whom 8 were engaged in sales, marketing and service, 12 in research, development and engineering, 25 in finance and administration and 9 in operations. None of our employees is represented by a collective bargaining agreement, and we believe that we have satisfactory relations with our employees.

Environmental

One of our core values is protecting the environment in which we operate and the environment in which our equipment operates. Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effect on our capital expenditures, earnings or competitive position. We do not anticipate any material capital expenditures for environmental control facilities in 2006.

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

Risk Factors

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

We are exposed to credit risks of our customers. Defaults in payment by our customers will affect our financial position and our profitability. As of December 31, 2004 and December 31, 2005, accounts receivables of $9.46 million and $5.22 million, respectively, accounted for approximately 60% and 31% of our current assets, respectively. Therefore, our financial position and profitability are dependent on the credit worthiness of our customers. Generally, our credit terms vary from 90 days to 180 days. Defaults in payment by our customers would adversely affect our profitability and cash flow. There was no allowance for doubtful amounts for the years ended December 31, 2004 and 2005. We are unable to provide assurance that risks of default by our customers would not increase in the future, or that we will not experience cash flow problems as a result of such defaults. Should these develop into actual events, our operations will be adversely affected and our profitability may be reduced.

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

Item 2. Description of Property

Our principal executive office consists of approximately 400 square meters of office space that we lease and which are located at Suite 7A01, Baicheng Building, 584 Yingbin Road, Dashi, Panyu District, Guangzhou, Guangdong, China. We lease this space pursuant to a three year lease at a rate of approximately $19,000 per year commencing April 1, 2006.

Our BOT facilities are located at the following locations:

BOT Facilities	Location
Waste water treatment plant of TJ	Dinan Road, Wuqing Development Zone, Tianjin, PRC.

Waste water treatment plant of XL	South west of Matoupu Village, Xinle City, Hebei, PRC.

Waste water treatment plant of HY	Hexi, Zangjia Village, Yaiyang Touring and Vacationing Area, Haiyang City, Shandong, PRC.

Waste water treatment plant of BJHTSY	Tianzhu Real Estate Development Area of Shunyi District, Beijing, PRC.

Waste water treatment plant of HDFF	West of Qianpuzi Village, Mafeng Road, Fengfeng Mining Area, Handan, Hebei, PRC.

Each of the above BOT facilities consists of waste water treatment plants, office buildings and staff facilities. Apart from the waste water treatment plant of HDFF which is still under construction, constructions of the waste water treatment plants of TJ, XL, HY and BJHTSY are completed.

Item 3. Legal Proceedings.

Neither our company nor any of our properties are currently subject to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders during the fourth quarter of the year ending December 31, 2005.

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

Quarter Ended	High	Low
March 31, 2004	$0.54	$0.10
June 30, 2004	$0.58	$0.365
September 30, 2004	$0.65	$0.38
December 31, 2004	$0.55	$0.35

March 31, 2005	$0.48	$0.30
June 30, 2005	$0.37	$0.15
September 30, 2005	$0.43	$0.14
December 31, 2005	$0.32	$0.20

March 31, 2006	$0.43	$0.20
Second quarter (through April 13, 2006)	$0.40	$0.35

Holders

As of March 28, 2006, there were 141 record holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We did not have any securities underlying outstanding options and securities remaining available for issuance under any equity compensation plans as of December 31, 2005.

Sales of Unregistered Securities

In April 2005, we conducted a private placement of 20 investment units, at $25,000 per unit, for gross proceeds of $500,000. Each unit consisted of (a) a 12% convertible debenture in the original principal amount of $25,000, convertible into shares of our common stock at the rate of the lesser of (i) $0.20 per share or (ii) a 10% discount to the price per share of common stock (or conversion price per share of common stock) of the next private placement conducted by us prior to any conversion of the debenture, and (b) 125,000 detachable warrants to purchase one share each of our common stock at an exercise price of $0.20 per share, expiring ten years from their date of issuance. The debentures were due and payable August 1, 2005 and later extended to September 30, 2005. We granted the investors limited registration rights for the common shares underlying their debentures and warrants. Westminster Securities Corporation acted as placement agent for this offering on our behalf. On October 1, 2005, all debenture holders converted the debentures into 3,703,701 shares of our common stock. As of January 9, 2006, none of the detachable warrants issued with the convertible debenture had been exercised. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and Rule 506 of thereunder, and were made without general solicitation or advertising. The recipient was a sophisticated investor with access to all relevant information necessary to evaluate the investment, and who represented to us that the warrants and the underlying shares were being acquired for investment purposes.

On September 14, 2005, we closed the private placement sale to accredited investors of units consisting of shares of our common stock and warrants to purchase shares of our common stock for aggregate gross proceeds of $4.83 million. Pursuant to the subscription agreements entered into with the investors, we issued to the investors 161 units at a price of $30,000 per unit. Each unit consisted of 200,000 shares of our common stock, priced at $0.15 per share, and warrants to purchase 200,000 shares of our common stock over a five-year period at an exercise price of $0.20 per share. Pursuant to the terms of the subscription agreements, we granted the investors limited registration rights for all common shares comprising the units, including the common shares issuable on exercise of the warrants. Westminster Securities Corporation acted as placement agent for this offering on our behalf. As of December 8, 2005, none of the detachable warrants issued with the issuance of shares of our common stock had been exercised. The issuances were made in reliance on Section 4(2) of the Securities Act of 1933 and Rule 506 of thereunder, and were made without general solicitation or advertising. The recipients were sophisticated investors with access to all relevant information necessary to evaluate the investments, and who represented to us that the shares were being acquired for investment purposes.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

General

We design, construct, and invest in waste water treatment projects in the PRC. We sell materials and products related to environmental protection. We also operate waste water treatment facilities and tap water facilities under our BOT model.

We invest in waste water treatment facilities through BOT arrangements. BOT projects provide us with a stable and guaranteed income source under a long-term (usually 20-25 year) contract granted by municipal governments to build and operate waste water plants. BOT project land is typically contributed by the municipal government with the operator providing investment and daily management. After the contract period, the project is transferred to the local government. After we secure a contract for a BOT project from a municipal government and the financing for such project is in place, we will proceed to construct the facility. After the completion of construction and testing and commissioning, we will operate the waste water treatment facility for a period of 20-25 years as stipulated in the BOT contract.

We also provide turn-key waste water treatment engineering services to both public and private sectors. Our public sector clients include municipal governments at the city, district and town levels. Our private sector clients include heavy industries, such as steel, car manufacturing, electronic; light industries, such as chemical, food and beverage, paper, printing and breweries; and others, including hospitals and the pharmaceutical industry. The industrial wastewater qualities differ due to the different industrial products and manufacturing processes. These turn-key waste water treatment contracts are awarded either by public tender or by direct contract. A typical turn-key waste water treatment project can be classified into three phases; (1) survey and design, (2) construction and equipment installation, and (3) operation and management services.

Many of our principal customers are local governments, food and beverage processing companies and industrial companies that use our technologies to treat their waste water.

Our largest customers have historically accounted for a significant percentage of our net sales. Net sales to our largest customer, True Global Limited, accounted for approximately 97% of our net sales in 2004. We recognized the revenue from the construction of the waste water treatment plant of XY in the fourth quarter of 2004.

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

For more information on our business, see “Our Business” section.

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

Bycom was engaged in multimedia applications for internet-based business. Utilizing business search tools and databases, Bycom intended to be able to locate and access global business information for a fee, or was to act as an “out-source provider” of information. Bycom currently is an inactive subsidiary of the Company.

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

Due to the intention for the reverse acquisition mentioned above, EGAG, pursuant to a group reorganization which was completed in July 2004, acquired 90% equity interests in each of XXM, XY, HY and BJHTSY for cash consideration of RMB12,601,000, RMB18,000,000, RMB2,700,000 and RMB1,800,000 respectively, all of which are domestic incorporated companies established in the PRC with limited liability.

On October 5, 2004, EGAG entered into an agreement with True Global Limited, an independent third party, to dispose of its entire 90% direct interest in XY at a consideration of $4,130,435. The transaction was consummated on October 26, 2004. No revenue was generated from XY prior to the date of disposition as the waste water treatment plant was still under construction. A gain on disposal of $2,029,720 was recorded for the disposal.

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

Revenues from turn-key engineering projects are recognized on the percentage of completion method for individual contracts. We follow the guidance of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, for our accounting policy relating to the use of the percentage-of-completion method, estimated costs and claim recognition for construction contracts. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs to the extent we believe related collection is probable. The use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price agreements is of relatively short duration, we use the completed contract method of accounting whereby revenue is recognized when the work is completed. 5% to 10% of the total contract value will be treated as retention monies withheld to ensure performance of contract during the warranty period of up to 12 months as stipulated in the fixed price contracts, both long term and short term.

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

Revenues from trading and consultancy are recognized when goods are delivered or as services are performed. The contractual terms of the purchase agreements or consultancy agreements dictate the recognition of revenues by us. We recognize revenue in accordance with Staff Accounting Bulletin No. 104. Accordingly, four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products or services delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and our customer jointly determine that the product has been delivered or no refund will be required.

Impairment of assets. Our policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets. Factors considered in the evaluation include current operating results, trends and whether the anticipated undiscounted estimated future cash flows are less than the carrying value.

Allowances for accounts receivables. Our provisioning policy for bad and doubtful debt is based on the evaluation of collectibility and aging analysis of accounts receivables and on management’s judgment. We do not require collateral or other security to support clients’ receivables. We conduct periodic review of our clients’ financial condition and customer payment practice to minimize collection risk on accounts receivables. This review is based on considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. During the 2004 financial period, we had not made any allowance for doubtful debts.

Credit Policy. As of December 31, 2005 and 2004, our accounts receivables were US$5.22 million and US$9.46 million, respectively. The decrease in accounts receivables in 2005 was due to reduction in receivable from True Global Limited which exceeds increase in receivables from the 2005 turnkey engineering projects. There is no allowance for doubtful amounts for both 2005 and 2004.

For turn-key projects, we bill our customers based on the percentage of completion as set forth in the contract signed with our customers whereas for BOT projects, we start billing our customers monthly once the wastewater treatment facilities start operation for the operating period as stipulated in the BOT agreements.

Financial Instruments. The Company conducted a private placement in April 2005 (“April Private Placement”) of 20 investment units, at $25,000 per unit, for gross proceeds of $500,000. Each unit consisted of (a) a 12% convertible debenture in the original principal amount of $25,000, convertible into shares of our common stock at the rate of the lesser of (i) $0.20 per share or (ii) a 10% discount to the price per share of common stock (or conversion price per share of common stock) of the next private placement conducted by us prior to any conversion of the debenture, and (b) 125,000 detachable warrants to purchase one share each of our common stock at an exercise price of $0.20 per share, expiring ten years from their date of issuance (“April Warrants”). The debentures were due and payable August 1, 2005. The debenture holders, however, extended the payment period to September 30, 2005. The debentures were converted into 3,703,701 shares of common stock on October 1, 2005.

The Company used the Black-Scholes model in calculating the fair market value of the April Warrants and allocated $148,531, $74,266 and $185,664 of the $408,461 net proceeds to the Convertible Debenture, the Bifurcated Conversion Feature of the Debenture and the April Warrants, respectively. The differences between the fair value of each of the Convertible Debenture, the Bifurcated Conversion Feature of the Debenture and the April Warrants and the respective allocated amounts are recorded as non-cash financing charges and expensed of at the date of issuance. The principal assumptions used in the computation of the April Warrants are: expected term of 10 years; a risk-free rate of return of 4.24%; dividend yield of zero percent; and a volatility of 70%.

The Company granted to the holders of the April Warrants certain piggy-back and demand registration rights. Pursuant to the agreements surrounding the April Private Placement, in the event that the Company determined to undertake a registration of securities, the Company would include, at the request of the holder of “Registrable Securities”, the Registrable Securities in the registration statement. If the Company did not file a registration statement by the 120th day from the closing of such financing, and the Company shall have received a written request signed by the holders holding the majority of the Registrable Securities, then the Company was obligated to file, at its expense, a registration statement covering the Registrable Securities. Once such registration statement has been filed and declared effective, the Company is obligated to keep such registration statement effective until the earlier of (i) the date that all of the Registrable Securities have been sold pursuant to such registration statement, (ii)

all Registrable Securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, and the Company has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, or (iii) all Registrable Securities may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision then in effect under the Securities Act. As of December 31, 2005, the Company has not received any written request signed by the holders holding the majority of the Registrable Securities.

As the convertible debentures were convertible into a variable number of shares, the requirements for sufficient authorized and unissued shares under paragraphs 19 to 24 of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” were not met with respect to the April Warrants. Accordingly, the April Warrants were initially recorded as a liability on the balance sheet. The changes in fair market value (subsequent to the initial recording of the liability based on the allocation of proceeds) have been recorded as adjustments in the line “Unrealized gain/(loss) on financial instrument” in the Statement of Operations. In addition, as the registration right agreement is combined with the subscription agreement, they should be considered together as a unit and accounted for as a derivative under FAS 133. As the convertible debentures were subsequently converted into shares in October 2005, the requirements for sufficient authorized and unissued shares under paragraphs 19 to 24 of EITF 00-19 were met, and hence the April Warrants were then recorded as equity.

The conversion feature of the convertible debenture issued in April did not qualify for the scope of exception from the provisions of SFAS 133 because the convertible debentures are convertible into a variable number of shares. As such, the conversion feature was bifurcated from the convertible debenture and accounted for as a derivative at fair value with changes in fair value recorded in earnings. Upon the conversion of the convertible debentures in October 2005, the convertible debenture was recorded in equity as additional capital.

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

The Company used the Black-Scholes model in calculating the fair market value of the September Warrants and allocated $4,140,535 of the $4,172,735 net proceeds to the September Warrants. The difference between the fair value of the September Warrants and the allocated amount is recorded as non-cash financing charges and expensed of at the date of issuance. The principal assumptions used in the computation of the September Warrants are: expected term of 5 years; a risk-free rate of return of 4.24%; dividend yield of zero percent; and a volatility of 70%.

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

Since the liquidated damages are payable in cash, under paragraphs 12-32 of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”, contracts that include any provision that could require net-cash settlement cannot be accounted for as equity. In addition, the convertible debentures are convertible into a variable number of shares, the requirements for sufficient authorized and unissued shares under paragraphs 19 to 24 of EITF 00-19 are not met. Accordingly, the proceeds of the private placement in September allocated for par value of the common stock have been recorded as a liability on the balance sheet. Upon the effectiveness of the registration statement, the amount will be recorded as equity.

Results of Operations

For the fiscal year ended December 31, 2005 compared to December 31, 2004

The following table sets forth the items in our consolidated statements of operations for the periods indicated.

	Year ended December 31,
	2005 USD	2004 USD
Revenue from turn-key engineering projects	4,830,613	9,115,942
Revenue from BOT waste water treatment services	302,011	250,571
Revenue from provision of technical services	600,734	—
Revenue from sales of environment protection related products	1,250,611	—

Total revenue	6,983,969	9,366,513

Cost of revenue for turn-key engineering projects	(2,784,341)	(5,925,363)
Cost of revenue for BOT waste water treatment services	(175,077)	(100,072)
Cost of revenue for provision of technical services	(2,406)	—
Cost of revenue for sales of environment protection related products	(310,379)	—

Total cost of revenue exclusive of depreciation and amortization and sales taxes shown separately below	(3,272,203)	(6,025,435)

Depreciation and amortization	(115,737)	(66,413)
Sales taxes	(369,052)	—

Gross profit	3,226,977	3,274,665

General and administrative expenses	(820,170)	(1,328,756)

Income from operations	2,406,807	1,945,909

Other income	54,622	19,295

Interest expense	(42,991)	(2,420)

Non-cash financing charges	(8,001,211)	—

Unrealized gain on financial instruments	5,440,454	—

Share of results in an associate – XL	416,218	130,113

Gain on disposal of interest in a subsidiary - XY	—	2,029,720

Gain on disposal of construction project	635,941	—

Loss on disposal of investment	(472,643)	—

Income before income tax and minority interest	437,197	4,122,617

Income tax expense	(920,001)	(467,911)

(Loss)/income before minority interest	(482,804)	3,654,706

Minority interests	(277,700)	42,243

Net (loss)/income	(760,504)	3,696,949

Basic net (loss)/income per share	(0.01)	0.03

Diluted net (loss)/ income per share	N/A	0.03

Revenue. The Company reported total revenue of $6,983,969 for the year ended December 31, 2005 as compared to $9,366,513 for the year ended December 31, 2004. The total revenue for the year ended December 31, 2005 is comprised of revenue from turn-key engineering projects of $4,830,613, revenue from BOT waste water treatment services of $302,011, revenue from provision of technical services of $600,734 and revenue from sale of environment protection related products of $1,250,611 while the total revenue for the year ended December 31, 2004 is comprised of revenue from the construction of the waste water treatment plant of XY amounted to $9,115,942 and revenue from BOT waste water treatment services of $250,571. The decrease in revenue from turn-key engineering projects is mainly because the projects in 2005 are of smaller capacities as below:

Turn-key engineering projects in 2005	Capacity (tons/day)	Percentage of completion at December 31,2005
Tianjin City Meichang Town Wastewater Treatment Plant	2,000	80%

Lechang City Lecheng Wastewater Treatment Plant	25,000	100%

Yongji Development Zone Wastewater Treatment Plant (Phase 1)	3,000	100%
Yongji Development Zone Wastewater Treatment Plant (Phase 2)	14,000	32%
China Environment Industrial Park Wastewater Treatment Plant	30,000	44%
Huangzhuang Industrial Park Wastewater Treatment Plant	500	80%

while the capacity for XY project in 2004 was 100,000 tons per day. In addition, the percentage of completion for the turnkey engineering projects in 2005 are, on average, lower than the 85% completion of XY in 2004.

Revenue from BOT projects in 2005 increased to $302,011 from that of $250,571 in 2004. This is mainly due to the commencement of operation of the HY BOT project in the forth quarter of 2005.

Revenue from provision of technical services in 2005 is $600,734. There was no such revenue in 2004.

Revenue from sale of environment protection related products in 2005 is $1,250,611. There was no such revenue in 2004.

Cost of revenue. Our total cost of revenue, exclusive of depreciation and amortization and sales taxes, decreased from $6,025,435 for the year ended December 31, 2004 to $3,272,203 for the year ended December 31, 2005. This is in line with the decrease in total revenue for the year ended December 31, 2005 as compared to the total revenue for the year ended December 31, 2004. Cost of revenue for the year ended December 31, 2005 comprised of cost of revenue for turn-key engineering projects of $2,784,341, cost of revenue for BOT waste water treatment services of $175,077, cost of revenue for provision of technical services of $2,406 and cost of revenue for the sale of environment protection related products of $310,379 whereas cost of revenue for the year ended December 31, 2004 comprised of cost of revenue for turn-key engineering projects of $5,925,363 and cost of revenue for BOT waste water treatment services of $100,072.

Gross profit. Gross profit as a percentage of total revenue for the years ended December 31, 2005 and 2004 were approximately 46% or $3,226,977 and approximately 35% or $3,274,665, respectively. The increase is mainly due to the higher gross margin for provision of technical services and sale of environment protection related products which the company did not engaged in 2004. Gross margin, exclusive of depreciation and amortization and sales taxes, for turn-key engineering projects for the years ended December 31, 2005 and 2004 were approximately 42% or $2,046,272 and approximately 35% or $3,190,579, respectively. The slight increase is mainly due to better negotiation skills for better pricing and also better cost control with cumulative experience. Gross margin, exclusive of depreciation and amortization and sales taxes, for BOT waste water treatment services for the years ended December 31, 2005 and 2004 were approximately 42% or $126,934 and approximately 60% or $150,499. The decrease in gross margin, exclusive of depreciation and amortization and sales taxes, for BOT waste water treatment services for the year ended December 31, 2005 is mainly due to repair and maintenance cost in 2005. Gross margin, exclusive of depreciation and amortization and sales taxes, for sale of environment protection related products for the year ended December 31, 2005 was approximately 75% or $940,232. Gross margin, exclusive of depreciation and amortization and sales taxes, for provision of technical services for the year ended December 31, 2005 was approximately 99.6% or $598,328. The high gross margin for provision of technical services is mainly because of the low cost of salary for the engineers designated for the provision of such technical services which is a transfer of experience and technical know-how of the company.

General and administrative expenses. Our total general and administrative expenses for the years ended December 31, 2005 and 2004 were $820,170 and $1,328,756 respectively. The principal components of general and administrative expenses are administrative salaries and benefits, traveling expenses, rental and other general administration costs. However, general and administrative expenses for the year ended December 31, 2004 include cost of reverse acquisition. The decrease in general and administrative expenses for the year ended December 31, 2005 as compared to that for the year ended December 31, 2004 is mainly due to the cost of reverse acquisition amounted to $0.53 million.

Non-cash financing charges. Non-cash financing charge represents the amount of fair value of derivative liabilities issued exceeds the amount of proceeds received, which is recorded as an expense at the date of issuance. The Non-cash financing charges recorded for the convertible debenture issuance in April was approximately $0.9 million while the Non-cash financing charges recorded for the September private placement was approximately $7.1 million. No Non-cash financing charges was recorded in 2004.

Unrealized gain in financial instruments. Unrealized gains or losses in financial instruments represent the change in fair market value of the financial instruments at each reporting date. The unrealized gain in financial instruments of approximately $5.44 million for the year ended December 31, 2005 comprised of unrealized gain for the changes in fair values of the September issued warrant and the placement agent warrants amounted to approximately $5.66 million offset by the unrealized loss for the changes in fair values of the April warrants and the bifurcated conversion feature amounted to approximately $0.22 million. There were no unrealized gains or losses in financial instruments recorded in 2004.

Lost on disposal of investment. In March 2005, the Group converted the convertible note receivable from China Water Affairs Group Limited (previously know as China Silver Dragon Group Limited) of face value $1,366,997 into 13,260,000 common shares of China Water Affairs Group Limited and an amount receivable of $135,019. All the shares were subsequently disposed of at a consideration of $759,335 and a loss on disposal of investment of $472,643 was recorded.

Net (loss) / income. We had a net loss, after income tax and minority interests, of $760,504 for the year ended December 31, 2005 and a net income, after income tax and minority interests, of $3,696,949 for the year ended December 31, 2004. The net loss in 2005 is mainly due to the non-cash financing charge which represents the amount of fair value of derivative liabilities issued exceeds the amount of proceeds received, and is recorded as an expense at the date of issuance of the financial instruments though the amount was offset by the unrealized gain in financial instruments. In addition, the under provision of PRC tax for 2004 and the increase in taxable income also contributes to the net loss in 2005.

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

Liquidity and Capital Resources

As of December 31, 2005, we had $175,224 in cash and cash equivalents. During 2005, we created net cash resources of approximately $3.64 million by operating activities. We used net cash of $6.88 million for investing activities in 2005. This use of cash was primarily the result of acquisition of infrastructure assets for BJHTSY, HY and HDFF amounted to $4.39 million and deposit paid for acquisition of a subsidiary of $2.02 million. The net cash provided by financing activities was about $3.08 million, and the increase primarily resulted from convertible debenture issuance in April 2005 of $0.41 million, share issuance in September 2005 of $4.2 million and net proceeds from disposal of investment of $0.91 million offset by decrease in amounts due to a related company amounted to $2.6 million.

We have an unsecured loan of about $86,741 with a Chinese bank which is interest bearing at 9.486% per annum. Under the BOT agreements, we have capital commitments of $3.53 million for the BJHTSY and HDFF BOT projects. We also have capital commitments of $2.40 million for turn-key engineering projects. The total contracts due in 2005 within two years is about $5.93 million.

In April 2005, we conducted a private placement of 20 investment units, at $25,000 per unit, for gross proceeds of $500,000. Each unit consisted of (a) one 12% convertible debenture in the original principal amount of $25,000, convertible into shares of our common stock at the rate of the lesser of (i) $0.20 per share or (ii) a 10% discount to the price per share of common stock (or conversion price per share of common stock) of the next private placement conducted by us prior to any conversion of the debenture, and (b) 125,000 detachable warrants to purchase one share each of our common stock at an exercise price of $0.20 per share, expiring ten years from their date of issuance. The debentures are due and payable August 1, 2005 and later extended to September 30, 2005. On October 1, 2005, all debenture holders converted the debentures into 3,703,701 shares of our common stock.

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

Item 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

China Evergreen Environmental Corp.

We have audited the accompanying consolidated balance sheets of China Evergreen Environmental Corp. (the “Company”) and its subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ PKF
Certified Public Accountants
Hong Kong SAR
March 31, 2006

CHINA EVERGREEN ENVIRONMENTAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005 USD	2004 USD
ASSETS

Current assets
Cash and cash equivalents	175,224	336,079
Accounts receivable (Note 9)	5,220,940	9,462,999
Prepayment, deposits and other receivables (Note 10)	5,942,751	777,365
Amounts due from related companies (Note 11)	887,277	3,158,328
Amounts due from directors (Note 12)	—	26,794
Amount due from an associate (Note 13)	1,772,052	1,744,775
Deferred tax assets (Note 25(b))	187,267	199,981

Total current assets	14,185,511	15,706,321

Infrastructure assets, net (Note 5)	7,773,485	3,305,089
Property, plant and equipment, net (Note 6)	343,709	330,865
Convertible note receivable (Note 7)	—	1,366,997
Deposits paid for acquisition of property, plant and equipment	635,500	543,478
Deposit paid for acquisition of a subsidiary (Note 31)	2,047,527
Interests in an associate (Note 8)	815,613	383,736

Total assets	25,801,345	21,636,486

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Financial instruments (Note 18)	5,699,400	—
Unsecured loan (Note 14)	86,741	229,468
Other borrowing (Note 15)	24,783	24,155
Accounts payable	6,804,711	8,755,148
Accruals and other liabilities (Note 16)	1,398,054	526,068
Amounts due to directors (Note 12)	716,598	606,645
Amounts due to related companies (Note 17)	230,836	2,864,506
Deposit received for disposal of a subsidiary	—	350,514
Income tax payable	1,557,167	626,249

Total current liabilities	16,518,290	13,982,753

Minority interests (Note 19)	821,704	198,015

Stockholders’ equity
Common stock, USD0.001 par value, 200,000,000 shares authorized; 135,903,698 shares issued and outstanding at December 31, 2005 and 99,999,997 shares issued and outstanding at 2004 (Note 21)	103,704	100,000
Additional paid-in capital	5,382,373	3,841,096
Retained earnings	2,754,118	3,514,622
Accumulated other comprehensive income	221,156	—

Total stockholders’ equity	8,461,351	7,455,718

Total liabilities and stockholders’ equity	25,801,345	21,636,486

see accompanying notes to consolidated financial statements

CHINA EVERGREEN ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended December 31,
	2005 USD	2004 USD
Revenue from turn-key engineering projects	4,830,613	9,115,942
Revenue from BOT waste water treatment services	302,011	250,571
Revenue from provision of technical services	600,734	—
Revenue from sales of environment protection related products	1,250,611	—

Total revenue (Note 27)	6,983,969	9,366,513

Cost of revenue for turn-key engineering projects	(2,784,341)	(5,925,363)
Cost of revenue for BOT waste water treatment services	(175,077)	(100,072)
Cost of revenue for provision of technical services	(2,406)	—
Cost of revenue for sales of environment protection related products	(310,379)	—

Total cost of revenue exclusive of depreciation and amortization and sales taxes shown separately below	(3,272,203)	(6,025,435)

Depreciation and amortization	(115,737)	(66,413)
Sales taxes	(369,052)	—

Gross profit	3,226,977	3,274,665

General and administrative expenses	(820,170)	(1,328,756)

Income from operations	2,406,807	1,945,909

Other income (Note 23)	54,622	19,295

Interest expense (Note 24)	(42,991)	(2,420)

Non-cash financing charges (Note 18)	(8,001,211)	—

Unrealized gain on financial instruments (Note 18)	5,440,454	—

Share of results in an associate – XL (Note 8)	416,218	130,113

Gain on disposal of interest in a subsidiary - XY	—	2,029,720

Gain on disposal of construction project	635,941	—

Loss on disposal of investment (Note 7)	(472,643)	—

Income before income tax and minority interest	437,197	4,122,617

Income tax expense (Note 25(a))	(920,001)	(467,911)

(Loss)/income before minority interest	(482,804)	3,654,706

Minority interests (Note 19)	(277,700)	42,243

Net (loss)/income	(760,504)	3,696,949

Basic net (loss)/income per share (Note 20)	(0.01)	0.03

Diluted net (loss)/ income per share (Note 20)	N/A	0.03

see accompanying notes to consolidated financial statements

CHINA EVERGREEN ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in capital USD	Retained earnings/ (accumulated deficit) USD	Accumulated other comprehensive income USD	Total stockholders’ equity USD
	No. of shares	Amount USD
At January 1, 2004	29,059,007	29,059	3,763,332	(182,327)	—	3,610,064

Issue of shares (Note 21)	1,200,000	1,200	118,800	—	—	120,000

Cancellation of shares before reverse acquisition (Notes 2(ii) and 21)	(13,759,010)	(13,759)	13,759	—	—	—

Elimination of capital upon the acquisition of XXM, XY, HY and BJHTSY by EGAG	—	—	(4,129,783)	—	—	(4,129,783)

Initial capital injection of BJHTSY	—	—	217,392	—	—	217,392

Initial capital injection of EGAG (Note 2(ii))	—	—	300	—	—	300

Additional paid-in capital of EGAG (Note 22)	—	—	3,857,296	—	—	3,857,296

Acquisition of EGAG (Notes 2(ii) and 21)	83,500,000	83,500	—	—	—	83,500

Net income	—	—	—	3,696,949	—	3,696,949
	99,999,997	100,000	3,841,096	3,514,622	—	7,455,718

At January 1, 2005	99,999,997	100,000	3,841,096	3,514,622	—	7,455,718

Issue of shares in September (Notes 18 and 21)	32,200,000	32,200	—	—	—	32,200

Share issued in October for conversion of convertible debenture	3,703,701	3,704	996,296	—	—	1,000,000

Warrants issued with convertible debenture reclassified as equity	—	—	544,981	—	—	544,981

Shares issued accounted for as liability (Notes 18 and 21)	—	(32,200)	—	—	—	(32,200)

Foreign currency translation adjustments	—	—	—	—	221,156	221,156

Net loss	—	—	—	(760,504)	—	(760,504)

At December 31, 2005	135,903,698	103,704	5,382,373	2,754,118	221,156	8,461,351

see accompanying notes to consolidated financial statements

CHINA EVERGREEN ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005 USD	2004 USD
Cash flows from operating activities :

Net (loss)/income	(760,504)	3,696,949
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	115,737	66,413
Non-cash financing charges	8,001,211	—
Unrealized gain in financial instruments	(5,440,454)	—
Provision of inventories	—	12,559
Decrease/(increase) in deferred tax assets	17,677	(42,644)
Minority interests	277,700	(18,089)
Gain on disposal of interest in a subsidiary – XY	—	(2,029,720)
Loss on disposal of investment	472,643	—
Share of results in an associate – XL	(416,218)	(130,113)

Changes in operating assets and liabilities :
Decrease/(increase) in accounts receivable	4,427,952	(7,422,118)
(Increase)/decrease in prepayment, deposits and other receivables	(5,102,193)	298,576
Decrease in amounts due from related companies	2,321,593	1,012,593
Decrease/(increase) in amounts due from directors	27,122	(722,263)
(Decrease)/increase in accounts payable	(2,148,974)	6,944,138
Increase/(decrease) in accruals and other liabilities	846,754	(533,723)
Increase in amounts due to directors	92,900	561,655
Increase in income tax payable	902,322	507,433

Net cash provided by operating activities	3,635,268	2,201,646

Cash flows used in investing activities :
Deposit paid for acquisition of a subsidiary	(2,019,993)	—
Deposit paid for acquisition of property, plant and equipment	—	(543,478)
Cash inflow arising from disposal of interest in a subsidiary – XY	(76,832)	2,168,806
Acquisition of property, plant and equipment	(54,474)	(4,691)
Acquisition of infrastructure assets	(4,389,509)	(2,405,113)
Decrease/(increase) in amount due from an associate	17,882	(55,682)
Decrease in deposit received for disposal of a subsidiary	(354,799)
Acquisition of XXM, XY, HY and BJHTSY	—	(4,009,783)

Net cash used in investing activities	(6,877,725)	(4,849,941)

Cash flows from financing activities :
Net proceeds from disposal of investment	911,065	—
Net proceeds from issuance of financial instruments	4,623,207	—
Repayment of unsecured loans	(146,699)	(1,157,247)
Initial capital injection of HDFF	260,223	—
Additional capital injection of BJHTSY	99,133	—
Initial capital injection of EGAG	—	300
Paid-in capital of EGAG (Note 22)	—	4,086,765
Decrease in amount due to a related company	(2,671,793)	—

Net cash provided by financing activities	3,075,136	2,929,818

Effect of foreign currency translation on cash and cash equivalents	6,466	—

Net (decrease)/increase in cash and cash equivalents	(160,855)	281,523

Cash and cash equivalents, beginning of year	336,079	54,556

Cash and cash equivalents, end of year	175,224	336,079

see accompanying notes to consolidated financial statements

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CHANGE OF COMPANY NAME

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

2.	BASIS OF PRESENTATION

(i)	The accompanying consolidated financial statements of CEEC and its subsidiaries - Evergreen Asset Group Limited (“EGAG”), Evermaster Group Limited (“Evermaster”), Everbury Holdings Limited (“Everbury”), Guang Dong Xin Xing Mei Biology Company Limited (“XXM”), Tian Jin Shi Sheng Water Treatment Company Limited (“TJ”), Hai Yang City Sheng Shi Environment Protection Company Limited (“HY”), Bei Jing Hao Tai Shi Yuan Water Purifying Company Limited (“BJHTSY”) and Han Dan Cheng Sheng Water Affairs Company Limited (“HDFF”) (the “Group”) have been prepared in accordance with generally accepted accounting principles in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation.

(ii)	On October 15, 2004, CEEC completed a share exchange with the stockholders of EGAG which was incorporated in the British Virgin Islands on April 20, 2004 under the International Business Companies Act, British Virgin Islands (the “Exchange”) (Details of the group reorganization of EGAG is set out in note 2(iii)). In the Exchange, CEEC acquired 300 shares representing all the issued and outstanding common stock of EGAG from the stockholders of EGAG (the “Shareholders”) in exchange for the issuance of 83,500,000 shares of common stock of CEEC to the Shareholders.

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

(iii)	Pursuant to a group reorganization (the “Reorganization”) which was completed in July 2004, EGAG became the holding company of the commonly controlled entities by the acquisition of 90% equity interests in each of XXM, XY, HY and BJHTSY for cash consideration of RMB12,601,000, RMB18,000,000, RMB2,700,000 and RMB1,800,000 respectively, all of which are domestic incorporated companies established in the People’s Republic of China (the “PRC”) with limited liability, the particulars of which are set out below :-

Company	Date of establishment	Attributable equity % as at date of establishment			Registered capital*		Share capital			Cash consideration for acquisition			Attributable equity % as at December 31, 2005
		Direct	Indirect		RMB	USD	RMB	USD		RMB	USD		Direct		Indirect
XXM	May 18, 1999	90	—		11,890,000	1,435,990	10,701,000	1,292,391		12,601,000	1,521,860		90		—
TJ	November 19, 2002	—	81	(1)	2,000,000	241,546	—	—		—	—		—		81	(1)
XY	May 19, 2004	90	—		20,000,000	2,415,459	18,000,000	2,173,913		18,000,000	2,173,913		—	(3)	—
HY	July 30, 2004	90	—		3,000,000	362,319	2,700,000	326,087		2,700,000	326,087		90		—
BJHTSY	May 26, 2005	90	—		2,000,000	241,546	1,800,000	217,392		1,800,000	217,392		90		—

							33,201,000	4,009,783	(2)	35,101,000	4,239,252	(2)

*	Pursuant to Article 23 of the Company law of the People’s Republic of China, registered capital of a limited liability company is the amount of capital contribution actually paid up by all shareholders and registered with the company registration authority.
(1)	XXM has 90% equity interest in TJ as at date of establishment of TJ and December 31, 2005.
(2)	Merger difference arising from the Reorganization = USD4,239,252 - USD4,009,783 = USD229,469 (Note 22).
(3)	90% equity interest in XY was disposed of in October 2004.

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

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Significant estimates include the useful lives of property and equipment, revenue recognition based on percentage of completion and Black Scholes assumptions to measure the value of warrants and options. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. Actual results could differ from those estimates. Future estimates and assumptions will be based upon information available to us at the time of the estimate.

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

Infrastructure assets

Infrastructure assets represents the cost of construction of the waste water treatment plants under the Build-Operate-Transfer (“BOT”) agreements with the PRC government. The cost includes development and construction expenditure incurred and other direct costs attributable to the development. No depreciation and amortization is provided in respect of infrastructure assets until such time as the relevant assets are completed and ready for use. Depreciation and amortization are provided using the straight-line method over the following useful lives :-

- Waste water treatment plant        20 years

BOT agreements for the three waste water treatment plants in PRC include the following terms :-

Subsidiaries	Treatment capacity per day (tons)	Term (years)	Total investment as per BOT agreement
			RMB	USD
TJ*	10,000	20	9,000,000	1,086,957
HY*	20,000	22	30,000,000	3,623,188
BJHTSY	20,000	25	20,000,000	2,415,459
HDFF	33,000	22	29,250,000	3,532,609

*	At December 31, 2005, infrastructure assets of TJ and HY were in use and depreciation and amortization are provided using the straight-line method over 20 years commencing on the date the infrastructure assets were ready for use. Infrastructure assets of BTHTSY and HDFF were not ready for use at December 31, 2005.

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

Research and development costs

Research and development costs are recognized as an expense in the period in which they are incurred.

Concentration of credit risk

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of a major customer which is stated in note 27 to the consolidated financial statements. The Group does not require collateral or other security to support client’s receivables. The Group conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

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

Revenues from turn-key engineering projects are recognized on the percentage of completion method for individual contracts. We follow the guidance of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, for our accounting policy relating to the use of the percentage-of-completion method, estimated costs and claim recognition for construction contracts. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs to the extent we believe related collection is probable. The use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price agreements is of relatively short duration, we use the completed contract method of accounting whereby revenue is recognized when the work is completed. 5% to 10% of the total contract value will be treated as retention monies withheld to ensure performance of contract during the warranty period of up to 12 months as stipulated in the fixed price contracts, both long term and short term.

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

Revenues from trading and consultancy are recognized when goods are delivered or as services are performed. The contractual terms of the purchase agreements or consultancy agreements dictate the recognition of revenues by us. We recognize revenue in accordance with Staff Accounting Bulletin No. 104. Accordingly, four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products or services delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and our customer jointly determine that the product has been delivered or no refund will be required.

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

For financial reporting purposes, RMB has been translated into USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income - foreign currency translation adjustments”. Gains and losses resulting from foreign currency transactions are included in other income/(loss).

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

New accounting pronouncements

(i)	The Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) was issued in May 2003. This statement affects the classification, measurement and disclosure requirements of the following three types of freestanding financial instruments :-

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

In general, SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement had no impact on the Group’s results of operations or financial position.

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

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

New accounting pronouncements (cont’d)

(iii)	SFAS No. 132 (revised 2003), “Employer’s Disclosure about Pensions and Other Post-Retirement Benefits” was issued in December 2003. SFAS No. 132 (revised) revised employer’s disclosure about pension plans and other post-retirement benefit plans. SFAS No. 132 (revised) requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The annual disclosure requirements are effective for fiscal years ended after December 15, 2003. SFAS No. 132 (revised) also requires interim disclosure of the elements of net periodic benefit cost and the total amount of contributions paid or expected to be paid during the current fiscal year if significantly different from amounts previously disclosed. The interim disclosure requirements of SFAS No. 132 (revised) are effective for interim periods beginning after December 15, 2003. The adoption of this statement had no impact on the Group’s results of operation or financial position.

The details of the Group’s pension plans are disclosed in note 26 to the consolidated financial statements.

(iv)	In November 2004, the FASB issued SFAS No. 151 “Inventory costs – an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. SFAS No. 151 is effective for inventory costs incurred during fiscal year beginning after June 15, 2005. The adoption of this standard has no impact on the Group’s results of operations or financial position.

(v)	In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005. The Group is currently assessing the impact of this Standard on its results of operations and financial position.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

New accounting pronouncements (cont’d)

(vi)	SFAS No. 153, Exchanges of Nonmonetary Assets, issued December 2004, requires nonmonetary exchanges be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. A nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 was effective for nonmonetary asset exchange transactions occurring after July 1, 2005, and did not have a significant impact on the Group’s financial statements.

(vii)	In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Group will adopt SFAS No. 154 on January 1, 2006 with no expected material effect on its consolidated financial statements.

5.	INFRASTRUCTURE ASSETS, NET

Infrastructure assets, net represented the construction costs of three waste water treatment plants in the PRC under the BOT agreements as follows :-

	December 31,
	2005 USD	2004 USD
Construction costs :-

Infrastructure assets of TJ	1,054,842	983,895
Infrastructure assets of HY	3,586,557	1,951,566
Infrastructure assets of BJHTSY	2,410,610	418,823
Infrastructure assets of HDFF	838,903	—

Total	7,890,912	3,354,284

Less : Accumulated amortization	(117,427)	(49,195)

Infrastructure assets, net	7,773,485	3,305,089

As of December 31, 2005, infrastructure assets of TJ and HY were in use while infrastructure assets of BJHTSY and HDFF were not ready for use.

Amortization expenses for 2005 and 2004 amounted to USD65,679 and USD49,195 respectively.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following :-

	December 31,
	2005 USD	2004 USD
Purchase cost :-

Office equipment	2,965	—
Furniture and fixtures	6,220	6,063
Tools and equipment	29,490	25,270
Motor vehicles	173,597	121,739
Waste water treatment plant	241,170	235,053

Total	453,442	388,125

Less : Accumulated depreciation and amortization	(109,733)	(57,260)

Property, plant and equipment, net	343,709	330,865

Depreciation and amortization expenses for 2005 and 2004 amounted to USD50,058 and USD17,218 respectively.

There was no impairment loss for 2005 and 2004.

7.	LOSS ON DISPOSAL OF INVESTMENT

In March 2005, the Group converted the convertible note receivable from China Water Affairs Group Limited (previously know as China Silver Dragon Group Limited) of face value USD1,366,997 into 13,260,000 common shares of China Water Affairs Group Limited and an amount receivable of USD135,019. All the shares were subsequently disposed of at a consideration of USD759,335 and a loss on disposal of investment of USD472,643 was recorded.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INTERESTS IN AN ASSOCIATE

	December 31,
	2005 USD	2004 USD
Share of net assets	815,613	383,736

(a)	Details of the associate, which was incorporated in the PRC, as at December 31, 2005 are as follows :-

Name of associate	Percentage of equity attributable to
	The Group	EGAG
Xin Le Sheng Mei Water Purifying Company Limited (“XL”)	31.5%	35%

(b)	Information extracted from the unaudited financial statements of the associate for the year ended December 31, 2005 and the audited financial statements of the associate for the year ended December 31, 2004 is as follows :-

	Year ended December 31,
	2005 USD	2004 USD
	(Unaudited)
(i) Statements of operations

Revenue from water treatment services per BOT agreement	1,160,147	1,149,275

Net profit	1,189,195	371,751

	December 31,
	2005 USD	2004 USD
	(Unaudited)
(ii) Balance sheet

Infrastructure assets	3,934,652	4,412,073
Cash and cash equivalents	17,316	591
Inventories	40,086	37,418
Accounts receivable	921,812	—
Prepayment, deposits and other receivables	1,270,617	1,576,542
Deferred tax assets	—	32,211
Accounts payable	(272,811)	(630,808)
Amount due to XXM	(1,772,052)	(3,586,400)
Other current liabilities	(1,809,296)	(745,238)

Net assets	2,330,324	1,096,389

As of March 31, 2006, the audited financial statements of the associate for the year ended December 31, 2005 is not yet available. As such, the above information is extracted from the unaudited financial statements of the associate for the year ended December 31, 2005.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	ACCOUNTS RECEIVABLE

	December 31,
	2005 USD	2004 USD
Accounts receivable	5,220,940	9,462,999

Accounts receivable as at December 31, 2005 represents mainly (i) amounts receivable from Shenzhen Jukeyuan Industrial Development Company Limited for the sale of environment protection related products amounting to USD449,814, and (ii) amounts receivable for turn-key engineering projects from the following waste water treatment plants :-

Customer	Turn-key engineering project	USD
Tianjin City Wuqing Zone Fuyuan Economic Development Company Limited	Tianjin City Meichang Town Wastewater Treatment Plant	147,212
The Management Committee of Yongji Economic Development Zone	Yongji Development Zone Wastewater Treatment Plant (Phase 1)	61,223
The Management Committee of Yongji Economic Development Zone	Yongji Development Zone Wastewater Treatment Plant (Phase 2)	515,362
China Environment Industrial Park, Beijing	China Environment Industrial Park Wastewater Treatment Plant	1,629,720
Tianjin City Wuqing Zone Huangzhuang Indusrial Park	Huangzhuang Industrial Park Wastewater Treatment Plant	99,132
Shenzhen Jukeyuan Industrial Development Company Limited	Lechang City Lecheng Wastewater Treatment Plant	1,813,635

		4,266,284

There was no allowance for doubtful amounts for the years ended December 31, 2005 and 2004.

10.	PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

	December 31,
	2005 USD	2004 USD
Prepayment	74,624	47,186
Deposits	42,939	18,116
Other receivables:
Amounts receivable from True Global Limited	2,627,014	—
Amounts receivable from Hampton Limited (Note 7)	395,583	—
Amounts receivable from Zeng Xiangfeng	2,429,988	—
Advances and miscellaneous receivables	372,603	712,063

	5,942,751	777,365

Amounts due from Zeng Xiangfeng, an independent party, were deposits for acquisition of waste water treatment plants. Due to a deferment in the proposed acquisition, the company has withdrawn the amounts in February 2006.

Amounts due from True Global Limited represent the remaining amount receivable from True Global Limited for the disposition of 90% direct interest in XY in 2004.

The management believes that all other receivables are collectible.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	AMOUNTS DUE FROM RELATED COMPANIES

At December 31, 2005, the balance mainly represents advanced cash to Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”), Bei Jing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”), Xin Sheng Environment Protection and Technology Group Limited and Tian Jin Zhong Ke Company Limited in which Mr. Pu Chongliang (“Mr. Pu”), a director who is also a principal stockholder of the Group, is also a director and has equity interests. Payment of the amount due had been guaranteed by Mr. Pu.

All amounts are interest-free, unsecured and repayable on demand.

12.	AMOUNTS DUE FROM/TO DIRECTORS

The amounts are interest-free, unsecured and repayable on demand.

13.	AMOUNT DUE FROM AN ASSOCIATE

The amount is interest-free, unsecured and repayable on demand.

14.	UNSECURED LOAN

The amount represents a loan borrowed from a financial institution which is interest bearing at 9.486% per annum, unsecured and repayable within one year.

15.	OTHER BORROWING

The amount represents a loan borrowed from the government for research and development of the application of the waste water treatment system. The amount is interest-free, unsecured and repayable on demand.

16.	ACCRUALS AND OTHER LIABILITIES

At December 31, 2005 and 2004, accruals and other liabilities comprised of the following :-

	December 31,
	2005 USD	2004 USD
Payroll	—	1,859
PRC tax	615,415	153,340
Staff welfare	41,171	30,124
Other payable	645,834	336,566
Other accruals	95,634	4,179

Total	1,398,054	526,068

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	AMOUNTS DUE TO RELATED COMPANIES

At December 31, 2005, the balance mainly represents borrowed cash from Guang Dong Ke Tai Company Limited and Long Men Ke Tai Company Limited in which Mr. Pu has equity interests.

All amounts are interest-free, unsecured and repayable on demand.

18.	FINANCIAL INSTRUMENTS

The fair values of the financial instruments as of December 31, 2005 are as below :-

USD
Warrants issued in September, at fair value	5,667,200
Shares issued in September, accounted for as liability	32,200

5,699,400

The Group has non-cash financing charges of USD8,001,211 for the year ended December 31, 2005 of which USD947,684 relates to the discounts given for the April Private Placement as described below and USD7,053,527 relates to the discounts given for the September Private Placement.

The Group has unrealized gain on financial instruments of USD5,440,454 for the year ended December 31, 2005 of which relates to the revaluation of the financial instruments to their fair value at year end.

The Group conducted a private placement in April 2005 (“April Private Placement”) of 20 investment units, at USD25,000 per unit, for gross proceeds of USD500,000. Each unit consisted of (a) a 12% convertible debenture in the original principal amount of USD25,000, convertible into shares of our common stock at the rate of the lesser of (i) USD0.20 per share or (ii) a 10% discount to the price per share of common stock (or conversion price per share of common stock) of the next private placement conducted by us prior to any conversion of the debenture, and (b) 125,000 detachable warrants to purchase one share each of our common stock at an exercise price of USD0.20 per share, expiring ten years from their date of issuance (“April Warrants”). The debentures were due and payable August 1, 2005. The debenture holders, however, extended the payment period to September 30, 2005. The debentures were converted into 3,703,701 shares of common stock on October 1, 2005.

The Group used the Black-Scholes model in calculating the fair market value of the April Warrants and allocated USD148,531, USD74,266 and USD185,664 of the USD408,461 net proceeds to the Convertible Debenture, the Bifurcated Conversion Feature of the Debenture and the April Warrants, respectively. The differences between the fair value of each of the Convertible Debenture, the Bifurcated Conversion Feature of the Debenture and the April Warrants and the respective allocated amounts are recorded as non-cash financing charges and expensed of at the date of issuance. The principal assumptions used in the computation of the April Warrants are: expected term of 10 years; a risk-free rate of return of 4.24%; dividend yield of zero percent; and a volatility of 70%.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	FINANCIAL INSTRUMENTS (CONT’D)

The Group granted to the holders of the April Warrants certain piggy-back and demand registration rights. Pursuant to the agreements surrounding the April Private Placement, in the event that the Group determined to undertake a registration of securities, the Group would include, at the request of the holder of “Registrable Securities”, the Registrable Securities in the registration statement. If the Group did not file a registration statement by the 120th day from the closing of such financing, and the Group shall have received a written request signed by the holders holding the majority of the Registrable Securities, then the Group was obligated to file, at its expense, a registration statement covering the Registrable Securities. Once such registration statement has been filed and declared effective, the Group is obligated to keep such registration statement effective until the earlier of (i) the date that all of the Registrable Securities have been sold pursuant to such registration statement, (ii) all Registrable Securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, and the Group has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, or (iii) all Registrable Securities may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision then in effect under the Securities Act. As of December 31, 2005, the Group has not received any written request signed by the holders holding the majority of the Registrable Securities.

As the convertible debentures were convertible into a variable number of shares, the requirements for sufficient authorized and unissued shares under paragraphs 19 to 24 of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” were not met with respect to the April Warrants. Accordingly, the April Warrants were initially recorded as a liability on the balance sheet. The changes in fair market value (subsequent to the initial recording of the liability based on the allocation of proceeds) have been recorded as adjustments in the line “Unrealized gain/(loss) on financial instrument” in the Statement of Operations. In addition, as the registration right agreement is combined with the subscription agreement, they should be considered together as a unit and accounted for as a derivative under FAS 133. As the convertible debentures were subsequently converted into shares in October 2005, the requirements for sufficient authorized and unissued shares under paragraphs 19 to 24 of EITF 00-19 were met, and hence the April Warrants were then recorded as equity.

The conversion feature of the convertible debenture issued in April did not qualify for the scope of exception from the provisions of SFAS 133 because the convertible debentures are convertible into a variable number of shares. As such, the conversion feature was bifurcated from the convertible debenture and accounted for as a derivative at fair value with changes in fair value recorded in earnings. Upon the conversion of the convertible debentures in October 2005, the convertible debenture was recorded in equity as additional capital.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	FINANCIAL INSTRUMENTS (CONT’D)

On September 14, 2005, the Group closed the private placement sale to accredited investors of units consisting of shares of our common stock and warrants to purchase shares of our common stock for aggregate gross proceeds of USD4.83 million (“September Private Placement”). Pursuant to the subscription agreements entered into with the investors, we issued to the investors 161 units at a price of USD30,000 per unit. Each unit consisted of 200,000 shares of our common stock, priced at USD0.15 per share, and warrants to purchase 200,000 shares of our common stock over a five year period at an exercise price of USD0.20 per share. Pursuant to the terms of the subscription agreements, we granted the investors limited registration rights for all common shares comprising the units, including the common shares issuable on exercise of the warrants. The Group also issued to Westminster Securities Corporation, as partial compensation for their placement agent services, 7,728,000 placement agent warrants to purchase one share each of our common shares, a portion of which has been assigned by Westminster Securities Corporation to certain of its officers and employees (the warrants issued in the September Private Placement together with the placement agent warrants are hereinafter referred to as “September Warrants”).

The Group used the Black-Scholes model in calculating the fair market value of the September Warrants and allocated USD4,140,535 of the USD4,172,735 net proceeds to the September Warrants. The difference between the fair value of the September Warrants and the allocated amount is recorded as non-cash financing charges and expensed of at the date of issuance. The principal assumptions used in the computation of the September Warrants are: expected term of 5 years; a risk-free rate of return of 4.24%; dividend yield of zero percent; and a volatility of 70%.

The September Warrants were issued pursuant to the agreements surrounding the September Private Placement. The subscription agreement contains a liquidated damages clause which requires cash penalties equal to two percent (2.0%) of the purchase price of the registrable securities purchased from the Group and held by the investors each month (or portion thereof) if the Group’s registration of stock does not become effective within the earlier of sixty (60) days from the first filing date of the Registration Statement or three (3) business days of clearance by the Commission to request effectiveness.

Since the liquidated damages are payable in cash, under paragraphs 12-32 of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”, contracts that include any provision that could require net-cash settlement cannot be accounted for as equity. In addition, the convertible debentures are convertible into a variable number of shares, the requirements for sufficient authorized and unissued shares under paragraphs 19 to 24 of EITF 00-19 are not met. Accordingly, the proceeds of the private placement in September allocated for par value of the common stock have been recorded as a liability on the balance sheet. Upon the effectiveness of the registration statement, the amount will be recorded as equity.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.	FINANCIAL INSTRUMENTS (CONT’D)

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

19.	MINORITY INTERESTS

	December 31,
	2005 USD	2004 USD
At January 1	198,015	449,515
Minority interests in the consolidated statements of operations	277,700	(42,243)
Initial capital injection of BJHTSY	—	24,154
Release on disposal of XY	—	(233,411)
Additional capital injection of BJHTSY	99,133	—
Initial capital injection of HDFF	260,223	—
Translation difference	(13,367)	—

At December 31	821,704	198,015

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	BASIC NET (LOSS)/INCOME PER SHARE

(i)	The basic net (loss)/income per share is calculated using the net income and the weighted average number of shares outstanding during the year.

	Year ended December 31,
	2005	2004
Net (loss)/income (USD)	(599,649)	3,696,949

Weighted average number of common shares outstanding	110,549,423	139,748,509

Basic net (loss)/income per share (USD)	(0.01)	0.03

(ii)	The diluted net (loss)/income per share is calculated using the net income and the weighted average number of shares outstanding during the year together with shares issuable upon exercise of all warrants issued.

	Year ended December 31,
	2005	2004
Net (loss)/income (USD)	(599,649)	3,696,949

Diluted weighted average number of common shares outstanding	N/A	139,748,509

Diluted net (loss)/income per share (USD)	N/A	0.03

The diluted net (loss)/income per share for the year ended December 31, 2005 was not shown as the ordinary shares issuable under outstanding warrants were anti-dilutive.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	COMMON STOCK

	No. of shares	Amount USD
Authorized :-

Common stock at USD0.001 par value
At December 31, 2005 and 2004	200,000,000	200,000,000

Preferred stock at USD0.001 par value
At December 31, 2005 and 2004	50,000,000	50,000,000

Issued and outstanding :-

Common stock at USD0.001 par value
At January 1, 2004	29,059,007	29,059
Issue of shares	1,200,000	1,200
Shares cancelled before the exchange	(13,759,010)	(13,759)
Shares issued for acquisition of EGAG (Note 2(ii))	83,500,000	83,500

At December 31, 2004 and January 1, 2005	99,999,997	100,000
Issue of shares	35,903,701	35,904
Shares issued accounted for as liability (Note 18)	—	(32,200)

At December 31, 2005	135,903,698	103,704

22.	ADDITIONAL PAID-IN CAPITAL OF EGAG

The amount represents additional paid-in capital of USD4,086,765 paid by the stakeholders of EGAG upon the issue of 100 shares of EGAG and the merger difference of USD229,469 (equivalent to RMB1,900,000) arising from the Reorganization as set out in Note 2(iii).

23.	OTHER INCOME

	Year ended December 31,
	2005 USD	2004 USD
Exchange gain	40,981	—
Bank interest income	—	5,215
Other income	13,641	14,080

	54,622	19,295

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	INTEREST EXPENSE

	Year ended December 31,
	2005 USD	2004 USD
Interest on unsecured loans wholly repayable within one year	12,625	2,420
Interest on debenture	30,366	—

	42,991	2,420

25.	INCOME TAXES

(a)	The income tax expense consisted of the following :-

	Year ended December 31,
	2005 USD	2004 USD
Current tax :
PRC	(902,324)	(510,555)
Deferred tax :
PRC	(17,677)	42,644

Total income tax expense	(920,001)	(467,911)

The provision for income tax represents the provision for PRC enterprise income tax calculated at the standard income tax rate of 33% on the assessable profits of the PRC’s subsidiaries and the standard withholding income tax rate of 10% on the total revenue generated by EGAG, a company incorporated in the British Virgin Islands, in the PRC.

Income tax expense can be reconciled with the amount computed by applying the statutory income tax rate to income before income tax as follows :-

	Year ended December 31,
	2005 USD	2004 USD
Income before income tax	437,197	4,122,617

Expected income tax expense at PRC statutory income tax rate of 33%	(144,275)	(1,360,464)
Under provision in prior years	(436,804)	—
Income not taxable for tax purposes	—	48,968
Tax rate differential - Note	3,832	1,104,152
Tax effect of unrecognized tax losses	(831,882)	—
Utilization of tax loss	367,832	—
Others	121,296	—
Valuation allowances	—	(260,567)

Income tax expense	(920,001)	(467,911)

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	INCOME TAXES (CONT’D)

Note :-

The amount represents the difference of the provision for PRC enterprise income tax calculated at the standard income tax rate of 33% and the standard withholding income tax rate of 10% on the total revenue of EGAG.

(b)	Deferred taxes result from temporary differences relating to items that are expensed/recognised as revenue for financial reporting, but are not currently deductible/taxable for income tax purposes. Significant components of our deferred tax assets and deferred tax liabilities as at December 31, 2005 and 2004 are as follows :-

	December 31,
	2005 USD	2004 USD
Deferred tax assets :
Inventories	16,372	146,309
Accrued audit fee	409	20,517
Investment income	304,743	102,822
Cost of revenue	616,405	550,868
Depreciation	34,245	10,585
Deferred expenditure	181,020	275,423
Other administrative expenses	14,721	23,107
Other items	39,259	25,337

Total deferred tax assets	1,207,174	1,154,968

Deferred tax liabilities :-
Property, plant and equipment	(4,007)	(3,906)
Deferred expenditure	—	(14,535)
Depreciation	(989)	(964)
Exchange differences	(11,250)	(8,092)
Revenue	(978,211)	(900,964)
Other administrative expenses	(8,833)	(8,609)
Other items	(16,617)	(17,917)

Total deferred tax liabilities	(1,019,907)	(954,987)

Net deferred tax assets	187,267	199,981

At December 31, 2005, XXM had unutilized tax losses amounting to USD Nil (2004: USD789,598) which can be carried forward five years from the year of loss with expiry in 2009. The net federal tax loss of CEEC will expire in 2020.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

26.	PENSION PLANS

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

Pension contributions for 2005 and 2004 amounted to USD8,409 and USD13,981 respectively.

27.	CONCENTRATION

The Group’s major customers are Beijing Jinqiao Luyuan Environment Protection Investment Development Company Limited and Shenzhen Jukeyuan Industrial Development Company Limited, both independent third parties, which, together, accounted for approximately 48.6% of the Group’s total revenue of 2005 in relation to the turnkey engineering project of China Environment Industrial Park Wastewater Treatment Plant and the sale of environment protection related products, respectively.

The Group’s major customer is True Global Limited, an independent third party, which accounted for 97% of the Group’s total revenue of 2004 in relation to the construction of the waste water treatment plant of XY.

28.	COMMITMENTS

Capital commitment

At December 31, 2005, capital expenditure contracted for but not recognized in these financial statements was as follows :-

	December 31,
	2005 USD	2004 USD
Capital expenditures	5,928,800	3,103,042

The amount represents the unpaid amount of the total contract sum for constructing the waste water treatment plants of BJHTSY and HDFF together with the unpaid amount of contract sum for the turn-key engineering projects. The amount is expected to be paid within two years.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

29.	RELATED PARTY TRANSACTIONS

Apart from those as disclosed in notes 11 to 13 and 17, the Group had the following transactions with its related parties :-

Related party	Nature of transaction	Year ended December 31,
		2005 USD	2004 USD
GDXS	Deposit paid for acquisition of subsidiary	2,047,527	—
BJZC	Purchase of materials for construction	1,094,186	—
BJZC	Deposit paid for acquisition of property, plant and equipment	—	543,478

30.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended December 31,
	2005 USD	2004 USD
(i) Interest paid	42,991	2,420

(ii) Non-cash investing activities
Conversion of Convertible debenture	1,000,000	—
Infrastructure assets (Note 5)	—	632,232
Convertible note receivable (Note 7)	—	1,366,997

31.	DEPOSIT FOR ACQUISITION OF A SUBSIDIARY

The amount represents deposit for the acquisition of the entire equity interest in a company that owns a BOT facility in Tian Jin city through setting off the amount due from GDXS amounted to USD2,047,527. The amount is treated as deposit until approval from the local government of Tian Jin city is received.

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

There were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect our internal control over financial reporting during the fiscal quarter ended December 31, 2005.

Item 8B. Other Information

Not applicable.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Set forth below are our executive officers and directors.

Name	Age	Position
Chong Liang Pu	47	Chief Executive Officer, President and Director
Peh Chung Lim	38	Chief Financial Officer
Jia He Li	63	Chief Operating Officer
Shi Rong Jiang	31	Director
Lin Hong Ye	63	Director

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

Audit Committee Financial Expert

We do not have an audit committee nor do we have a financial expert associated with an audit committee. Our entire board of directors performs the functions of our audit committee.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officers. A copy of our code of ethics is filed as an exhibit to this annual report. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at Suite 7A01, Baicheng Building, 584 Yingbin Road, Dashi, Panyu District, Guangzhou, Guangdong, China.

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

All of our officers, directors or 10% shareholders have filed the reports required to be filed under Section 16(a), except for Mr. Peh Chung Lim and Mr. Jia H Li.

Item 10. Executive Compensation.

Cash Compensation of Executive Officers. The following table sets forth the cash compensation paid by the company to its chief executive officer for services rendered during the fiscal years ended December 31, 2005 and 2004.

	Annual Compensation				Long-Term Compensation
Name and Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards ($)	Common Shares Underlying Options Granted (# Shares)	All Other Compensation

Chong Liang Pu,	2005	-0-	-0-	-0-	-0-	-0-	-0-

Chief Executive Officer	2004	$24,000	-0-	-0-	-0-	-0-	-0-

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the shares of our common stock as of April 13, 2006 by (i) each person who is known by us to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d) 3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to us. Except as indicated, the stockholders listed below possess sole voting and investment power with respect to their shares.

Name (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage Owned
Chong Liang Pu	57,489,750	42.30%
Shi Rong Jiang	5,101,000	3.75%
Jia He Li	-0-	0%
Lin Hong Ye	-0-	0%
Peh Chung Lim	-0-	0%
Gao Yongping	10,145,250	7.47%
Vision Opportunity Fund (3)	13,600,000	9.53%
All directors and executive officers as a group		53.52%

(1) The addresses of Chong Liang Pu, Shi Rong Jiang, Jia He Li, Lin Hong Ye, Peh Chung Lim and Gao Yongping are Suite 7A01, Baicheng Building, 584 Yingbin Road, Dashi, Panyu District, Guangzhou, Guangdong, China.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Ordinary shares relating to options currently exercisable or exercisable within 60 days of the date of this table, are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

(3) Vision Opportunity Master Fund Ltd. is the beneficial owner of the shares held of record by Vision Opportunity Master Fund Ltd.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 135,903,698 shares of common stock outstanding as of April 13, 2006.

The common shares beneficially owned by Vision Opportunity Fund Ltd. include (i) 6,800,000 common shares, and (ii) 6,800,000 common shares issuable upon exercise of outstanding warrants. The address for Vision Opportunity Fund Ltd. is 253 East 77th St., PH-F, New York, NY 10021.

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2005 concerning our equity compensation plans:

Plan Category	Number of Common Shares to Be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Common Shares Remaining Available for Issuance

None

Item 12. Certain Relationships and Related Transactions.

We have the following related party transactions for the years ended December 31, 2005 and 2004:

		Year ended December 31,
Related party	Nature of transaction	2005 USD	2004 USD
GDXS	Deposit paid for acquisition of subsidiary	2,047,527	—
BJZC	Purchase of materials for construction	1,094,186	—
BJZC	Deposit paid for acquisition of property, plant and equipment	—	543,478

“BJZC” - Bei Jing Zhao Cheng Chuang Zhan Investment Company Limited

“GDXS” - Guang Dong Xin Sheng Environmental Protection Company Limited

We hold the exclusive rights to use MHA biological treatment processes technologies and GM Bio-carriers. Both are the subject of patents owned by our Chairman, Mr. Pu, and we have acquired the exclusive rights pursuant to a license agreement with Mr. Pu.

Item 13. Exhibits.

Index To Exhibits

2.1	Securities Purchase Agreement and Plan of Reorganization (1)

2.2	Amendment No. 1 to Securities Purchase Agreement and Plan of Reorganization (1)

3.3	Certificate of Amended and Restated Articles of Incorporation (3)

3.4	Bylaws (4)

3.5	Amendments to Bylaws (3)

10.1	BOT Investment and Operation Contract for Sewage Treatment Plant between Guangdong Xinsheng Environmental Protection Co., Ltd. and City Administration of Feng Feng Mining Area of Handon City, Hebei Province (5)

10.2	Investment Management Contract dated August 14, 2002 between Guangdong Xinxingmei Environmental Protection Science and Technology Investment Co., Ltd. and The People’s Government of Wuqing District, Tianjin City (5)

10.3	BOT Investment Contract dated July 4, 2003 between Guandong Xinsheng Environmental Co., Ltd. and People’s Government of Shunyi District, Beijing (5)

10.4	Contract for BOT Project Investment and Operation between Guandong Xinsheng Environmental Co., Ltd. and Shandong Haiyang Planning and Construction Administration (5)

10.5	Agreement with Shenzhen Jukeyuan Industry Development Co., Ltd. dated July 28, 2005(5)

10.6	Agreement with Tianjin Wuqing Huangzhuang Industrial Zone dated July 20, 2005(5)

10.7	Agreement with Tianjin Wuqing Fuyuan Economic Development Co., Ltd. dated May 28, 2005(5)

10.8	Agreement with Beijing Jinqiao Luyuan Environmental Protection Investment and Development Co., Ltd. dated August 4, 2005(5)

10.9	Agreement with Yongji Economic Development Zone Land Planning and Construction Bureau dated August 6, 2005(5)

10.10	License Agreement with Chong Liang Pu(6)

16	Letter re Change in Certified Registered Public Account (2)

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as part of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2004.
(2)	Previously filed as part of the Company’s current report on Form 8-K/A filed with the Securities and Exchange Commission on December 30, 2004.
(3)	Previously filed as part of our annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005.
(4)	Previously filed as part of our Form 10-SB filed with the Securities and Exchange Commission on May 24, 1999.
(5)	Previously filed as part of Amendment Number 1 to Registration Statement on Form SB-2, filed January 12, 2006, 1933 Act Number : 333-129064.
(6)	Previously filed as Exhibit 10.5 to the Company’s Form 10-K SB/A, filed July 15, 2005.

Item 14. Principal Accountant Fees and Services

Our board of directors has selected PKF Hong Kong SAR as our independent accountants to audit our consolidated financial statements for the two fiscal years ended December 31, 2005 and 2004. Wm Andrew Campbell previously audited our consolidated financial statements for the two fiscal years ended December 31, 2003 and 2002.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to us by our accountants for the years ended December 31, 2005 and 2004 were as follows:

Services Provided	2005	2004
Audit Fees	$50,438	$56,410
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$50,438	$56,410

Audit Fees. The aggregate fees billed by PKF Hong Kong SAR for the years ended December 31, 2005 and 2004, respectively, were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. There were no fees billed for the years ended December 31, 2005 and 2004 for the audit or review of our financial statement that are not reported under Audit Fees.

Tax Fees. There were no fees billed for the years ended December 31, 2005 and 2004 for professional services for tax compliance, tax advice and tax planning.

All Other Fees. There were no billed for the years ended December 31, 2005 and 2004 for services other than the services described above.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by PKF Hong Kong SAR and the estimated fees related to these services.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA EVERGREEN ENVIRONMENTAL CORPORATION

Date: April 15, 2006	By:	/s/ Chong Liang Pu
Chong Liang Pu, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chong Liang Pu CHONG LIANG PU	President, Chief Executive Officer, and Director	April 15, 2006

/s/ Peh Chung Lim PEH CHUNG LIM	Chief Financial Officer	April 15, 2006

/s/ Lin Hong Ye LIN HONG YE	Director	April 15, 2006

/s/ Shi Rong Jiang SHI RONG JIANG	Director	April 15, 2006