Form 10QSB
period 2006-03-31
China Evergreen Environmental CORP
filed 2006-05-15
CIK 1083459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

86-20-3479 9768

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

As of May 14, 2006, the Company had 135,903,698 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART 1 - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CHINA EVERGREEN ENVIRONMENTAL CORPORATION

Unaudited Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	US$ (Unaudited)	US$ (Audited)
ASSETS

Current assets
Cash and cash equivalents	190,623	175,224
Inventories, net	854	—
Accounts receivable	5,472,071	5,220,940
Prepayment, deposits and other receivables	6,157,672	5,942,751
Amounts due from related companies	1,036,177	887,277
Amounts due from directors	—	—
Amount due from an associate	1,785,326	1,772,052
Deferred tax assets	188,670	187,267

Total current assets	14,831,393	14,185,511

Infrastructure assets, net	7,922,265	7,773,485
Property, plant and equipment, net	339,075	343,709
Deposits paid for acquisition of property, plant and equipment	640,260	635,500
Deposit paid for acquisition of a subsidiary	2,062,864	2,047,527
Interests in an associate	879,736	815,613

Total assets	26,675,593	25,801,345

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Financial instruments	10,168,760	5,699,400
Unsecured loan	49,938	86,741
Other borrowing	24,969	24,783
Accounts payable	7,139,332	6,804,711
Accruals and other liabilities	1,556,342	1,398,054
Amounts due to directors	721,966	716,598
Amounts due to related companies	232,565	230,836
Income tax payable	1,802,121	1,557,167

Total current liabilities	21,695,993	16,518,290

Minority interests	863,872	821,704

Stockholders’ equity
Common stock, US$0.001 par value, 200,000,000 shares authorized; 135,903,698 shares issued and outstanding at March 31, 2006 and December 31, 2005	103,704	103,704
Additional paid-in capital	5,382,373	5,382,373
(Accumulated losses)/retained earnings	(1,638,434)	2,754,118
Accumulated other comprehensive income	268,085	221,156

Total stockholders’ equity	4,115,728	8,461,351

Total liabilities and stockholders’ equity	26,675,593	25,801,345

CHINA EVERGREEN ENVIRONMENTAL CORPORATION

Unaudited Consolidated Statements of Operations

	Three months ended March 31,
	2006	2005
	US$	US$
Revenue from turn-key engineering projects	814,746	1,811,594
Revenue from BOT waste water treatment services	239,342	68,478

Total revenue	1,054,088	1,880,072

Cost of revenue for turn-key engineering projects	(395,277)	(1,199,766)
Cost of revenue for BOT waste water treatment services	(125,432)	(43,690)

Total cost of revenue exclusive of depreciation and amortization and sales taxes shown separately below	(520,709)	(1,243,456)

Depreciation and amortization	(10,352)	(24,312)
Sales taxes	(50,273)	(59,783)

Gross profit	472,754	552,521

General and administrative expenses	(113,574)	(61,034)

Income from operations	359,180	491,487

Other income	42,609	2,724

Interest expense	(231)	(4,415)

Penalty for late filing of registration statement	(246,269)	—

Unrealized loss on financial instruments	(4,452,683)	—

Share of results in an associate – XL	57,797	35,788

(Loss)/income before income tax and minority interest	(4,239,597)	525,584

Income tax expense	(117,076)	(52,389)

(Loss)/income before minority interest	(4,356,673)	473,195

Minority interests	(35,879)	(45,188)

Net (loss)/income	(4,392,552)	428,007

Basic net (loss)/income per share	(0.03)	0.00

Diluted net (loss)/ income per share	N/A	0.00

CHINA EVERGREEN ENVIRONMENTAL CORP.

Consolidated Statements of Stockholders’ Equity

	Common stock		Additional paid-in capital	Retained earnings/ (accumulated deficit)	Accumulated other comprehensive income	Total stockholders’ equity
	No. of shares	Amount
		US$	US$	US$	US$	US$
At January 1, 2004	29,059,007	29,059	3,763,332	(182,327)	—	3,610,064

Issue of shares (Note 21)	1,200,000	1,200	118,800	—	—	120,000

Cancellation of shares before reverse acquisition (Notes 2(ii) and 21)	(13,759,010)	(13,759)	13,759	—	—	—

Elimination of capital upon the acquisition of XXM, XY, HY and BJHTSY by EGAG	—	—	(4,129,783)	—	—	(4,129,783)

Initial capital injection of BJHTSY	—	—	217,392	—	—	217,392

Initial capital injection of EGAG (Note 2(ii))	—	—	300	—	—	300

Additional paid-in capital of EGAG (Note 22)	—	—	3,857,296	—	—	3,857,296

Acquisition of EGAG (Notes 2(ii) and 21)	83,500,000	83,500	—	—	—	83,500

Net income	—	—	—	3,696,949	—	3,696,949

At December 31, 2004	99,999,997	100,000	3,841,096	3,514,622	—	7,455,718

At January 1, 2005	99,999,997	100,000	3,841,096	3,514,622	—	7,455,718

Net income	—	—	—	428,007	—	428,007

At March 31, 2005	99,999,997	100,000	3,841,096	3,942,629	—	7,883,725

At April 1, 2005	99,999,997	100,000	3,841,096	3,942,629	—	7,883,725

Issue of shares in September (Notes 18 and 21)	32,200,000	32,200	—	—	—	32,200

Share issued in October for conversion of convertible debenture	3,703,701	3,704	996,296	—	—	1,000,000

Warrants issued with convertible debenture reclassified as equity	—	—	544,981	—	—	544,981

Shares issued accounted for as liability (Notes 18 and 21)	—	(32,200)	—	—	—	(32,200)

Foreign currency translation adjustments	—	—	—	—	221,156	221,156

Net loss	—	—	—	(1,188,511)	—	(1,188,511)

At December 31, 2005	135,903,698	103,704	5,382,373	2,754,118	221,156	8,461,351

Foreign currency translation adjustments	—	—	—	—	46,929	46,929

Net loss	—	—	—	(4,392,552)	—	(4,392,552)

At March 31, 2006	135,903,698	103,704	5,382,373	(1,638,434)	268,085	4,115,728

CHINA EVERGREEN ENVIRONMENTAL CORPORATION

Unaudited Consolidated Statements of Cash Flow

	Three months ended March 31,
	2006	2005
	US$	US$
Cash flows from operating activities:

Net loss	(4,392,552)	428,007

Adjustments to reconcile net (loss)/ income to net cash provided by operating activities:
Depreciation and amortization	10,352	24,312
Unrealized gain on financial instruments	4,452,683	—
Decrease in deferred tax assets	—	9,092
Increase in minority interests	35,879	141,806
Share of results in an associate	(57,797)	(35,788)

Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(211,232)	45,652
Increase in inventories	(854)	—
Increase in prepayment, deposits and other receivables	(169,771)	(1,864,159)
Increase in accounts payable	282,591	988,497
Increase in accrued liabilities	—	723,186
Decrease in amounts due to directors	—	(91,640)
(Increase)/decrease in amounts due from related companies	(141,722)	876,607
Increase in accruals and other liabilities	147,264	—
Increase in tax payable	232,419	240,561

Net cash provided by operating activities	187,260	1,486,133

Cash flows from investing activities:
Acquisition of infrastructure assets	(59,407)	(1,742,064)
Increase in amount due from an associate	—	(4,564)

Net cash used in investing activities	(59,407)	(1,746,628)

Cash flows from financing activities:
Repayment of borrowing	(37,313)	(48,310)

Net cash used in financing activities	(37,313)	(48,310)

Effect of foreign currency translation on cash and cash equivalents	(75,141)

Net increase/(decrease) in cash and cash equivalents	15,399	(308,805)

Cash and cash equivalents, beginning of period	175,224	336,079

Cash and cash equivalents, end of period	190,623	27,274

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

As a result of the transactions described above, Evergreen became our wholly owned subsidiary. Evergreen, through its three majority owned subsidiaries, Guang Dong Xin Xing Mei Biology Company Limited (“XXM”), Bei Jing Hao Tai Shi Yuan Water Purifying Company Limited (“BJHT) and Hai Yang City Sheng Shi Environment Protection Company Limited (“HY”), provides waste water turn-key engineering, equipment and chemical trading. Evergreen currently holds 90% of XXM. XXM provides turn-key waste water treatment engineering design and contracting. XXM also holds 90% and 35% respectively in the equity interest of the following two water treatment facilities operated through build, operate and transfer (BOT) arrangements with the PRC government: (i) Tian Jin Shi Sheng Water Treatment Company Limited (“TJSH”), which commissioned water treatment in November 2003 and has a daily treatment capacity of approximately 10,000 cubic meter and; (ii) Xin Le Sheng Mei Water Purifying Company Limited (“XL”), which also commissioned water treatment in November 2003 and has a daily treatment capacity of 40,000 cubic meter. XXM is retained as the managers to manage both TJSH and XL. The fees from XL and TJSH did not represent a material portion of our revenue during the first quarter of 2006.

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

NOTE 4 - REVENUE

The Company reported total revenue of $1,054,088 for the three-month period ended March 31, 2006 as compared to $1,880,072 for the three-month period ended March 31, 2005. The total revenue for the three-month period ended March 31, 2006 is comprised of revenue from turn-key engineering projects of $814,746 and revenue from BOT waste water treatment services of $239,342 while the total revenue for the three-month period ended March 31, 2005 is comprised of revenue from turn-key engineering projects of $1,811,594 and revenue from BOT waste water treatment services of $68,478. The higher revenue from turn-key engineering projects for the three-month period ended March 31, 2005 is mainly due to the completion of turn-key engineering project in Le Chang City (approximately $1.8 million). Revenue from turn-key engineering projects for the three-month period ended March 31, 2006 includes revenue recognized for China Environment Industrial Park Wastewater Treatment Plant and Yongji Development Zone Wastewater Treatment Plant (Phase 2). Revenue from BOT waste water treatment services is higher for the three-month period ended March 31, 2006 because of the inclusion of revenue from the HY BOT project in addition to the revenue from TJ BOT project.

NOTE 5 - NET (LOSS)/ INCOME PER SHARE

(i)	The basic net (loss)/income per share is calculated using the net income and the weighted average number of shares outstanding during the year.

	Three-month period ended March 31,
	2006	2005
Net (loss)/income (US$)	(4,392,552)	428,007

Weighted average number of common shares outstanding	135,903,698	99,999,997

Basic net (loss)/income per share (US$)	(0.03)	0.00

(ii)	The diluted net (loss)/income per share is calculated using the net income and the weighted average number of shares outstanding during the year together with shares issuable upon exercise of all warrants issued.

	Three-month period ended March 31,
	2006	2005
Net (loss)/income (US$)	(4,392,552)	428,007

Diluted weighted average number of common shares outstanding	N/A	99,999,997

Diluted net (loss)/income per share (US$)	N/A	0.00

The diluted net (loss)/income per share for the three-month period ended March 31, 2006 was not shown as the ordinary shares issuable under outstanding warrants were anti-dilutive.

NOTE 6 – FINANCIAL INSTRUMENTS

The fair values of the financial instruments as of March 31, 2006 are as below:

September Warrants at fair value	10,136,560
Share capital at par value	32,200

10,168,760

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

RESULTS OF OPERATIONS

The following table sets forth the items in our consolidated statements of operations for the periods indicated.

	Three months ended March 31,
	2006	2005
	US$	US$
Revenue from turn-key engineering projects	814,746	1,811,594
Revenue from BOT waste water treatment services	239,342	68,478

Total revenue	1,054,088	1,880,072

Cost of revenue for turn-key engineering projects	(395,277)	(1,199,766)
Cost of revenue for BOT waste water treatment services	(125,432)	(43,690)

Total cost of revenue exclusive of depreciation and amortization and sales taxes shown separately below	(520,709)	(1,243,456)

Depreciation and amortization	(10,352)	(24,312)
Sales taxes	(50,273)	(59,783)

Gross profit	472,754	552,521

General and administrative expenses	(113,574)	(61,034)

Income from operations	359,180	491,487

Other income	42,609	2,724

Interest expense	(231)	(4,415)

Penalty for late filing of registration statement	(246,269)	—

Unrealized loss on financial instruments	(4,452,683)	—

Share of results in an associate – XL	57,797	35,788

(Loss)/income before income tax and minority interest	(4,239,597)	525,584

Income tax expense	(117,076)	(52,389)

(Loss)/income before minority interest	(4,356,673)	473,195

Minority interests	(35,879)	(45,188)

Net (loss)/income	(4,392,552)	428,007

Total revenue. The Company reported total revenue of $1,054,088 for the three-month period ended March 31, 2006 as compared to $1,880,072 for the three-month period ended March 31, 2005. The total revenue for the three-month period ended March 31, 2006 is comprised of revenue from turn-key engineering projects of $814,746 and revenue from BOT waste water treatment services of $239,342 while the total revenue for the three-month period ended March 31, 2005 is comprised of revenue from turn-key engineering projects of $1,811,594 and revenue from BOT waste water treatment services of $68,478. The higher revenue from turn-key engineering projects for the three-month period ended March 31, 2005 is mainly due to the completion of turn-key engineering project in Le Chang City (approximately $1.8 million). Revenue from turn-key engineering projects for the three-month period ended March 31, 2006 includes revenue recognized for China Environment Industrial Park Wastewater Treatment Plant and Yongji Development Zone Wastewater Treatment Plant (Phase 2). Revenue from BOT waste water treatment services is higher for the three-month period ended March 31, 2006 because of the inclusion of revenue from the HY BOT project in addition to the revenue from TJ BOT project.

Cost of revenue. Our total cost of revenue, exclusive of depreciation and amortization and sales taxes, decreased from $1,243,456 for the three-month period ended March 31, 2005 to $520,709 for the three-month period ended March 31, 2006. This is in line with the decrease in total revenue for the three-month period ended March 31, 2006 as compared to the total revenue for the three-month period ended March 31, 2005. Cost of revenue for the three-month period ended March 31, 2005 comprised of cost of revenue for turn-key engineering projects of $1,199,766 and cost of revenue for BOT waste water treatment services of $43,690 whereas cost of revenue for the three-month period ended March 31, 2006 comprised of cost of revenue for turn-key engineering projects of $395,277 and cost of revenue for BOT waste water treatment services of $125,432.

Gross profit. Gross profit as a percentage of total revenue for the three-month periods ended March 31, 2006 and 2005 were approximately 45% or $472,754 and approximately 29% or $552,521, respectively. Gross margin, exclusive of depreciation and amortization and sales taxes, for turn-key engineering projects for the three-month periods ended March 31, 2006 and 2005 were approximately 51% or $419,469 and approximately 34% or $611,828 respectively. The slight increase is mainly due to better negotiation skills for better pricing and also better cost control with cumulative experience. Gross margin, exclusive of depreciation and amortization and sales taxes, for BOT waste water treatment services for the three-month period ended March 31, 2006 and 2005 were approximately 48% or $113,910 and approximately 36% or $24,788. The higher gross margin, exclusive of depreciation and amortization and sales taxes, for BOT waste water treatment services for the three-month periods ended March 31, 2006 is mainly due to better cost control with cumulative experience coupled with better efficiency for HY BOT project as a result of the higher capacity.

General and administrative expenses. Our total general and administrative expenses for the three-month periods ended March 31, 2006 and 2005 were $113,574 and $61,034 respectively. The principal components of general and administrative expenses are administrative salaries and benefits, depreciation and amortization, traveling expenses, rental and other general administration costs. The increase in general and administrative expenses for the three-month periods ended March 31, 2006 as compared to that for the three-month periods ended March 31, 2005 is mainly due to the expansion of the company and also expenses incurred in moving to the new office in Panyu, Guangzhou.

Penalty for late filing of registration statement. This represents the penalty accrued for late effectiveness of the registration statement for the private placement sale to accredited investors of units consisting of shares of our common stock and warrants to purchase shares of our common stock for aggregate gross proceeds of $4.83 million conducted in September 2005. This penalty amounted to $246,269 for the three-month period ended March 31, 2006. The subscription agreement contains a liquidated damages clause which requires cash penalties equal to two percent (2.0%) of the purchase price of the registrable securities purchased from the Company and held by the investors each month (or portion thereof) if the Company’s registration of stock does not become effective within the earlier of sixty (60) days from the first filing date of the registration statement (October 12, 2005) or three (3) business days of clearance by the Commission to request effectiveness.

Unrealized loss on financial instruments. Unrealized gains or losses in financial instruments represent the change in fair market value of the financial instruments at each reporting date. The unrealized loss in financial instruments of approximately $4.45 million for the three-month periods ended March, 2006 comprised of unrealized loss for the changes in fair values of the September issued warrant and the placement agent warrants. There were no unrealized gains or losses in financial instruments recorded in 2004.

Share of results in an associate –XL. This represents the share of net profits in Xin Le Sheng Mei Water Purifying Company Limited in which the Group has 35% equity interest. Share of results in XL for the three-month periods ended March 31, 2006 and 2005 were $57,797 and $35,788, respectively. The increase in share of net profits was as a result of increase in net profit of XL.

Net (loss) / income. We had a net loss, after income tax and minority interests, of $4,392,552 for the three-month period ended March 31, 2006 and a net income, after income tax and minority interests, of $428,007 for the three-month period ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow we generate from operations and financing activities. Net cash provided by operating activities during the three-month period ended March 31, 2006 was $187,260 while net cash provided by operating activities during the three-month period ended March 31, 2005 was $1,486,133. Net cash provided by operating activities in the three-month period ended March 31, 2006 consisted of net loss of $4,392,552, adjustment for non-cash items of $4,441,117 and changes in operating assets and liabilities of $138,695. Cash flow from operating activities consisted of increase in accounts receivable of $211,232, increase in inventories of $854, increase in prepayment, deposits and other receivables of $169,771, increase in accounts payable of $282,591, increase in amounts due from related companies of $141,722 and increase in tax payable of $232,419.

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

Allowances for accounts receivable. The Group’s provisioning policy for bad and doubtful debt is based on the evaluation of collectability and aging analysis of accounts receivable and on management’s judgment. The Group does no require collateral or other security to support client’s receivables. The Group conducts periodic review of its clients’ financial condition and customer payment practice to minimize collection risk on accounts receivable. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. During the first quarter of 2006 financial period, the Group had not made any allowance for doubtful debts.

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

ITEM 2 UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

(a) Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Evergreen Environmental Corporation
(Registrant)

Dated: May 15, 2006	By:	/s/ Chong Liang Pu
Chong Liang Pu,
Chief Executive Officer

Dated: May 15, 2006	By:	/s/ Peh Chung Lim
Peh Chung Lim,
Chief Financial Officer