Form 10QSB
period 2006-06-30
China Evergreen Environmental CORP
filed 2006-08-21
CIK 1083459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

86-20-3479 9708

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

As of August 18, 2006, the Company had 135,903,698 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART 1 - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

The financial statements and related notes are included as part of this Quarterly Report as indexed in the appendix on page 16 through 28.

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

RESULTS OF OPERATIONS

The following table sets forth the items in our consolidated statements of operations for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	US$	US$	US$	US$

Revenue from turn-key engineering projects	1,930,603	2,051,643	2,745,349	3,863,237
Revenue from BOT waste water treatment services	227,150	69,239	466,492	137,717

Total revenue	2,157,753	2,120,882	3,211,841	4,000,954

Cost of revenue for turn-key engineering projects	(1,032,362)	(1,274,795)	(1,427,639)	(2,474,561)
Cost of revenue for BOT waste water treatment services	(146,145)	(30,300)	(271,577)	(73,990)

Total cost of revenue exclusive of depreciation and amortization and sales taxes shown separately below	(1,178,507)	(1,305,095)	(1,699,216)	(2,548,551)

Depreciation and amortization	(4,704)	(24,312)	(15,056)	(48,624)
Sales taxes	(106,183)	(24,362)	(156,456)	(84,145)

Gross profit	868,359	767,113	1,341,113	1,319,634

General and administrative expenses	(142,568)	(359,147)	(256,142)	(420,181)

Income from operations	725,791	407,966	1,084,971	899,453

Other income	—	137	42,609	2,861

Interest expense	(1,198)	(19,412)	(1,429)	(23,827)

Penalty for late filing of registration statement	(287,500)	—	(533,769)	—

Non-cash financing charges	—	(966,539)	—	(966,539)

Unrealized gains/(losses) on financial instruments	2,718,464	550,000	(1,734,219)	550,000

Share of results in an associate – XL	56,119	51,695	113,916	87,483

Income/(loss) before income tax and minority interest	3,211,676	23,847	(1,027,921)	549,431

Income tax expense	(253,431)	(18,478)	(370,507)	(70,867)

Income/(loss) before minority interest	2,958,245	5,369	(1,398,428)	478,564

Minority interests	(62,116)	(13,767)	(97,995)	(58,955)

Net (loss)/income	2,896,129	(8,398)	(1,496,423)	419,609

Total revenue. The Company reported total revenue of $2,157,753 for the three-month period ended June 30, 2006 as compared to $2,120,882 for the three-month period ended June 30, 2005 where as the total revenue for the six-month periods ended June 30, 2006 and 2005 were $3,211,841 and $4,000,954, respectively. The total revenue for the six-month period ended June 30, 2006 is comprised of revenue from turn-key engineering projects of $2,745,349 and revenue from BOT waste water treatment services of $466,492 while the total revenue for the six-month period ended June 30, 2005 is comprised of revenue from turn-key engineering projects of $3,863,237 and revenue from BOT waste water treatment services of $137,717. Revenue from turn-key engineering projects for the six-month period ended June 30, 2006 includes revenue recognized for China Environment Industrial Park Wastewater Treatment Plant (approximately $2.09 million) and Yongji Development Zone Wastewater Treatment Plant (Phase 2) (approximately $0.58 million). Revenue from BOT waste water treatment services for the six-month period ended June 30, 2006 includes revenue from the HY BOT project and TJ BOT project.

Cost of revenue.

Our total cost of revenue, exclusive of depreciation and amortization and sales taxes, decreased from $1,305,095 for the three-month period ended June 30, 2005 to $1,178,507 for the three-month period ended June 30, 2006. This is in line with the decrease in total revenue for the three-month period ended June 30, 2006 as compared to the total revenue for the three-month period ended June 30, 2005. Total cost of revenue, exclusive of depreciation and amortization and sales taxes, for the six-month periods ended June 30, 2006 and 2005 are $1,699,216 and $2,548,551, respectively. This is also in line with the decrease in total revenue for the six-month period ended June 30, 2006 as compared to the total revenue for the six-month period ended June 30, 2005.

Cost of revenue for the six-month period ended June 30, 2005 comprised of cost of revenue for turn-key engineering projects of $2,474,561 and cost of revenue for BOT waste water treatment services of $73,990 whereas cost of revenue for the six-month period ended June 30, 2006 comprised of cost of revenue for turn-key engineering projects of $1,427,639 and cost of revenue for BOT waste water treatment services of $271,577.

Gross profit. Gross profit, as a percentage of total revenue for the three-month periods ended June 30, 2006 and 2005 were approximately 40% or $868,359 and approximately 36% or $767,113, respectively; and as a percentage of total revenue for the six-month periods ended June 30, 2006 and 2005 were approximately 42% or $1,341,113 and approximately 33% or $1,319,634, respectively.

Gross margin, exclusive of depreciation and amortization and sales taxes, for turn-key engineering projects for the six-month periods ended June 30, 2006 and 2005 were approximately 48% or $1,317,710 and approximately 36% or $1,388,676 respectively. The increase is mainly due to better negotiation skills for better pricing and also better cost control with cumulative experience.

Gross margin, exclusive of depreciation and amortization and sales taxes, for BOT waste water treatment services for the six-month periods ended June 30, 2006 and 2005 were approximately 42% or $194,915 and approximately 46% or $63,727. The lower gross margin, exclusive of depreciation and amortization and sales taxes, for BOT waste water treatment services for the six-month period ended June 30, 2006 is mainly due repair and maintenance cost incurred for that period.

General and administrative expenses. Our total general and administrative expenses for the three-month periods ended June 30, 2006 and 2005 were $142,568 and $359,147 respectively, while for the six-month periods ended June 30, 2006 and 2005 were $256,142 and $420,181, respectively. The principal components of general and administrative expenses are administrative salaries and benefits, depreciation and amortization, traveling expenses, rental and other general administration costs. The decrease in general and administrative expenses for the six-month period ended June 30, 2006 as compared to that for the six-month period ended June 30, 2005 is mainly due to the legal and financing expenses incurred in relation to the convertible debenture issued in April 2005.

Penalty for late filing of registration statement. This represents the penalty accrued for late filing of the registration statement for the private placement sale to accredited investors of units consisting of shares of our common stock and warrants to purchase shares of our common stock for aggregate gross proceeds of $4.83 million conducted in September 2005 amounted to $533,769. The subscription agreement contains a liquidated damages clause which requires cash penalties equal to two percent (2.0%) of the purchase price of the registrable securities purchased from the Company and held by the investors each month (or portion thereof) if the Company’s registration statement is not filed with the Securities and Exchange Commission (the “SEC”) within thirty (30) days of the final closing, (ii) such registration statement is not declared effective by the SEC within the earlier of one hundred and twenty (120) days from the final closing or three (3) business days of clearance by the SEC to request effectiveness, (iii) such registration statement is not maintained as effective by the Company for the effectiveness period or as allowed by 5(k)(ii) below or (iii) the additional registration statement referred to in Section 5(b) is not filed within thirty (30) days or declared effective within ninety (90) days as set forth therein.

As for the April Warrants, the Company will cause the warrants to be included in a registration statement within thirty (30) days after receipt of a written request from any investor. As no request for registration has been made, no accrual has been made for the penalty for late filing of the registration statement. We have however included the shares underlying the warrants in our registration statement.

Non-cash financing charges. There was no non-cash financing charges for the three-month and six-month periods ended June 30, 2006. As for the three-month period ended June 30, 2005, the non-cash financing charges was $0.97 million representing discounts on the convertible debenture of $0.35 million, discounts on the bifurcated conversion feature of $0.18 million and discounts on the April Warrant of $0.44 million.

Unrealized loss on financial instruments. Unrealized gains or losses on financial instruments represent the change in fair market value of the financial instruments at each reporting date. The unrealized loss on financial instruments of approximately $1.73 million for the six-month period ended June 30, 2006. As for the three-month period ended June 30, 2006, the unrealized gain on financial instruments is approximately $2.72 million. The unrealized gains on financial instruments for the three-month period ended June 30, 2005 was $0.55 million representing the change in fair value of the April Warrants and the bifurcated conversion feature.

Share of results in an associate –XL. This represents the share of net profits in Xin Le Sheng Mei Water Purifying Company Limited in which the Group has 35% equity interest. Share of results in XL for the three-month periods ended June 30, 2006 and 2005 were $56,119 and $51,695, respectively, while share of results in XL for the six-month periods ended June 30, 2006 and 2005 were $113,916 and $87,483, respectively. The increase in share of net profits was as a result of increase in net profit of XL.

Net (loss) / income. We had a net income, after income tax and minority interests, of $2,896,129 for the three-month period ended June 30, 2006 and a net loss, after income tax and minority interests, of $8,398 for the three-month period ended June 30, 2005.

We had a net loss, after income tax and minority interests, of $1,496,423 for the six-month period ended June 30, 2006 and a net income, after income tax and minority interests, of $419,609 for the six-month period ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow we generate from operations and financing activities. Net cash provided by operating activities during the six-month periods ended June 30, 2006 and 2005 were $2,780,537 and $1,510,341, respectively. Net cash provided by operating activities in the six-month period ended June 30, 2006 consisted of net loss of $1,496,423, adjustment for non-cash items of $1,733,587 and changes in operating assets and liabilities of $2,543,373. Cash flow from operating activities consisted mainly of increase in accounts receivable of $1,387,854, decrease in prepayment, deposits and other receivables of $2,184,523, increase in accounts payable of $864,367, increase in amounts due from related companies of $111,477 and increase in tax payable of $590,684. The net cash used in investing activities during the six-month period ended June 30, 2006 was $302,702 of which $291,155 was used for acquisition of infrastructure assets while $11,547 was used in acquisition of property, plant and equipment. The net cash used in financing activities during the six-month period ended June 30, 2006 was $75,041 for the repayment of our borrowings. The net increase in cash and cash equivalents for the six-month period ended June 30, 2006 was $2,371,608, adding that to our cash and cash equivalents at the beginning of the period of $175,224, our cash and cash equivalents at June 30, 2006 was $2,546,832.

In April 2005, we conducted the private placement sale of 20 units, at $25,000 per unit, for the gross proceeds of $500,000. Each unit consisted of (a) one 12% convertible debenture in the original principal amount of $25,000, convertible into shares of our common stock at the rate of the lesser of (i) $0.20 per share or (ii) a 10% discount to the price per share of common stock (or conversion price per share of common stock) of the next private placement conducted by us prior to any conversion of the debenture, and (b) 125,000 detachable warrants to purchase one share each of our common stock at an exercise price of $0.20 per share, expiring ten years from their date of issuance. As a result of the September 2005 private placement, pursuant to Section 5(d) of the warrant agreement, the exercise price has been adjusted to $0.15 per share on September 14, 2005. The debentures are due and payable August 1, 2005. The debenture holders, however, extended the payment period to September 30, 2005. All the debenture holders have converted the debentures into 3,703,701 shares of our common stock on October 1, 2005.

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

Revenues arising from wastewater treatment are recognized based on wastewater treated as recorded daily by meters read at rates, in RMB/ton, as prescribed under the BOT agreements in accordance with SEC Staff Accounting Bulletin, (“SAB”) Topic 13 “Revenue Recognition”. We meet the following four criteria for revenue recognition outlined in SAB Topic 13:

1. There is sufficient evidence to support that sales arrangements exist;

2. The price to the buyer is fixed through signed contracts;

3. Meter readings illustrate that delivery of treated wastewater has occurred; and

4. Collectibility is reasonably assured through one or more of the following: due diligence prior to contract signing; historical payment practices; or required upfront payments.

Revenues from sale of environment protection related products and provision of technical services are recognized when goods are delivered or as services are performed. The contractual terms of the purchase agreements or consultancy agreements dictate the recognition of revenues by us. We recognize revenue in accordance with Staff Accounting Bulletin No. 104. Accordingly, four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products or services delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and our customer jointly determine that the product has been delivered or no refund will be required.

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

Allowances for accounts receivable. The Group’s provisioning policy for bad and doubtful debt is based on the evaluation of collectability and aging analysis of accounts receivable and on management’s judgment. The Group does no require collateral or other security to support client’s receivables. The Group conducts periodic review of its clients’ financial condition and customer payment practice to minimize collection risk on accounts receivable. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. During the second quarter of 2006 financial period, the Group had not made any allowance for doubtful debts.

Financial instruments. The carrying amounts of all financial instruments approximate fair value. The carrying amounts of cash, accounts receivable, related parties receivable, unsecured loans, accounts payable and related parties payable approximate fair value due to the short-term nature of these items. The carrying amounts of borrowings approximate the fair value based on the Group’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Income per share. Basic income per share is computed by dividing the net income for the year by the weighted average number of common shares outstanding during the year. Diluted income per share is computed by dividing the net income for the year by the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, unvested restricted common stock and contingently issuable shares that are probable of being issued, are included in diluted income per share to the extent such shares are dilutive. In accordance with SFAS 128, “Earnings Per Share”, the Company uses income from continuing operations, net of income taxes as the “control number” in determining whether common equivalent shares are dilutive or anti-dilutive in periods where discontinued operations are reported.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as this term is defined under the rules of the SEC) as of August 10, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer and Executive Chairman concluded that, as of August 10, 2006, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the US Securities Exchange Act of 1934 as a result of material weaknesses in our internal control over financial reporting described below.

In the process of filing our registration statement, we identified certain accounting errors in our reported US GAAP annual results for fiscal 2004 and 2005. As a result, we have restated the amounts and disclosures in those annual financial statements. These restatements did not result in any restatement or revision to our net income for fiscal 2004 and 2005.

As previously disclosed in our report on Form 10KSB/A filed on January 13, 2006, we recorded a gain on disposal of $2,029,720 was recorded in 2004 for the disposal of our entire 90% attributable interest in XY to True Global Limited (“TGL”), an independent party, at a consideration of $4,130,435 (RMB34.2 million) pursuant to a tri-party framework agreement between EGAG, TGL and Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) in which EGAG transferred 90% of shareholdings in XY to TGL while GDXS continued to own 10% of shareholding in XY. The transaction was consummated on October 26, 2004. The gain represents the difference between the disposal proceeds and our attributable share of net assets of XY at the date of disposal.

In addition, we also recognized we also recognized the construction revenue of XY in accordance with guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, for our accounting policy relating to the use of the percentage-of-completion method, estimated costs and claim recognition for construction contracts. Accordingly, an amount of $9,115,942 was recognized as revenue from construction of wastewater treatment plant in 2004. The amount accounted for 97% of our total revenue in 2004.

As this accounting treatment does not comply with SOP 81-1 or EITF 00-21, we have adjusted the disclosure in our financial statements for fiscal 2004 to record the transaction as part of the gain on the disposal of the XY subsidiary rather than as revenue from construction of wastewater treatment plant.

In our report on Form 10KSB/A filed on January 13, 2006, we have disclosed the group reorganization transactions in Note 2 (ii) and (iii) to the consolidated financial statements. Pursuant to Securities and Exchange Commission rules, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction in substance, rather than a business combination. As such, no disclosures are required under FAS 141 because the transactions described were not business combinations. For accounting purposes, the transaction has been treated as a reverse acquisition and a recapitalization, and pro-forma information is not presented. As such, we have eliminated references to the group reorganization throughout the financial statements.

As previously disclosed in our report on Form 10KSB filed on April 17, 2006, we recorded the warrants issued in April 2005 as equity. Pursuant to Section 5(a) of the Subscription Agreement for the April 2005 private placement, upon receipt of a written request from any Investor, within thirty (30) days after receipt of any such notice from the Company, the Company will cause all such Shares and Warrant Shares (“Registrable Securities”) requested by the Investor to be included in such registration statement (a “Registration Statement”), all to the extent required to permit the sale or other disposition by such Investor, of such shares. Since the effectiveness of the registration statement is not within the control of the issuer, we have reclassified the April Warrants as liability.

In connection with the above matters, we identified material weaknesses in our internal control over financial reporting that we reported to our auditors. These material weaknesses comprised:

(a) a lack of sufficient knowledge and experience among our internal accounting personnel regarding the application of US GAAP and SEC requirements;

(b) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

(c) insufficient emphasis by management on evaluating our compliance with US GAAP requirements.

We have communicated with our auditors, PKF Hong Kong and concluded that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” established by the Public Company Accounting Oversight Board, or PCAOB.

In order to address these material weaknesses our senior management is in the process of conducting a thorough review of our US GAAP financial reporting processes and will prepare and implement a US GAAP action plan. This plan will be designed to generally improve our US GAAP reporting processes and to strengthen our control processes and procedures in order to prevent a recurrence of the circumstances that resulted in the need to restate our quarterly financial statements. Our senior management intends to complete its review and implement a US GAAP action plan as soon as practicable. The US GAAP action plan will incorporate, among other matters, the following initiatives:

1. arrange for our senior management and certain accounting and finance-related personnel to attend training sessions on US GAAP and financial reporting responsibilities and SEC disclosure requirements;

2. modify the mandate of our internal audit function to place greater emphasis on the adequacy of, and compliance with, procedures relating to internal controls over US GAAP financial reporting and engage an internationally recognized accounting firm to assist our accounting department and internal audit function in the preparation of our US GAAP consolidated financial statements;

3. seek to recruit an accounting staff member with US GAAP expertise, which has been implemented; and

4. engage an internationally recognized accounting firm to provide us with technical advice on US GAAP matters and SEC disclosure requirements on an ongoing basis, which has been implemented.

Other than those disclosed above, there was no change in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

As of the date of this report, we are not involved in any legal proceedings.

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

In April 2005, we conducted the private placement sale of 20 units, at $25,000 per unit, for the gross proceeds of $500,000. Each unit consisted of (a) one 12% convertible debenture in the original principal amount of $25,000, convertible into shares of our common stock at the rate of the lesser of (i) $0.20 per share or (ii) a 10% discount to the price per share of common stock (or conversion price per share of common stock) of the next private placement conducted by us prior to any conversion of the debenture, and (b) 125,000 detachable warrants to purchase one share each of our common stock at an exercise price of $0.20 per share, expiring ten years from their date of issuance. As a result of the September 2005 private placement, pursuant to Section 5(d) of the warrant agreement, the exercise price has been adjusted to $0.15 per share on September 14, 2005. The debentures are due and payable August 1, 2005. The debenture holders, however, extended the payment period to September 30, 2005. All the debenture holders have converted the debentures into 3,703,701 shares of our common stock on October 1, 2005.

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

Dated: August 21, 2006.

	By	/s/ Chong Liang Pu
Chong Liang Pu
President and Chief Executive Officer

CHINA EVERGREEN ENVIRONMENTAL CORPORATION

Unaudited Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	US$	US$
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash and cash equivalents	2,546,832	175,224
Inventories, net	1,831	—
Accounts receivable	6,657,375	5,220,940
Prepayment, deposits and other receivables	3,813,526	5,942,751
Amounts due from related companies	1,007,011	887,277
Amounts due from directors	—	—
Amount due from an associate	1,788,541	1,772,052
Deferred tax assets	189,010	187,267

Total current assets	16,004,126	14,185,511

Infrastructure assets, net	8,126,705	7,773,485
Property, plant and equipment, net	343,796	343,709
Deposits paid for acquisition of property, plant and equipment	641,413	635,500
Deposit paid for acquisition of a subsidiary	2,066,579	2,047,527
Interests in an associate	937,470	815,613

Total assets	28,120,089	25,801,345

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Financial instruments	8,003,017	6,244,381
Unsecured loan	12,507	86,741
Other borrowing	25,014	24,783
Accounts payable	7,732,397	6,804,711
Accruals and other liabilities	1,815,710	1,398,054
Amounts due to directors	723,579	716,598
Amounts due to related companies	232,984	230,836
Income tax payable	2,162,341	1,557,167

Total current liabilities	20,707,549	17,063,271

Minority interests	927,578	821,704

Stockholders’ equity
Common stock, US$0.001 par value, 200,000,000 shares authorized; 135,903,698 shares issued and outstanding at June 30, 2006 and December 31, 2005	103,704	103,704
Additional paid-in capital	4,837,392	4,837,392
Retained earnings	1,257,695	2,754,118
Accumulated other comprehensive income	286,171	221,156

Total stockholders’ equity	6,484,962	7,916,370

Total liabilities and stockholders’ equity	28,120,089	25,801,345

CHINA EVERGREEN ENVIRONMENTAL CORPORATION

Unaudited Consolidated Statement of Operations

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	US$	US$	US$	US$
Revenue from turn-key engineering projects	1,930,603	2,051,643	2,745,349	3,863,237
Revenue from BOT waste water treatment services	227,150	69,239	466,492	137,717

Total revenue	2,157,753	2,120,882	3,211,841	4,000,954

Cost of revenue for turn-key engineering projects	(1,032,362)	(1,274,795)	(1,427,639)	(2,474,561)
Cost of revenue for BOT waste water treatment services	(146,145)	(30,300)	(271,577)	(73,990)

Total cost of revenue exclusive of depreciation and amortization and sales taxes shown separately below	(1,178,507)	(1,305,095)	(1,699,216)	(2,548,551)

Depreciation and amortization	(4,704)	(24,312)	(15,056)	(48,624)
Sales taxes	(106,183)	(24,362)	(156,456)	(84,145)

Gross profit	868,359	767,113	1,341,113	1,319,634

General and administrative expenses	(142,568)	(359,147)	(256,142)	(420,181)

Income from operations	725,791	407,966	1,084,971	899,453

Other income	—	137	42,609	2,861

Interest expense	(1,198)	(19,412)	(1,429)	(23,827)

Penalty for late filing of registration statement	(287,500)	—	(533,769)	—

Non-cash financing charges	—	(966,539)	—	(966,539)

Unrealized gains/(losses) on financial instruments	2,718,464	550,000	(1,734,219)	550,000

Share of results in an associate – XL	56,119	51,695	113,916	87,483

Income/(loss) before income tax and minority interest	3,211,676	23,847	(1,027,921)	549,431

Income tax expense	(253,431)	(18,478)	(370,507)	(70,867)

Income/(loss) before minority interest	2,958,245	5,369	(1,398,428)	478,564

Minority interests	(62,116)	(13,767)	(97,995)	(58,955)

Net (loss)/income	2,896,129	(8,398)	(1,496,423)	419,609

Basic net income/(loss) per share	0.02	(0.00)	(0.01)	0.00

Diluted net income/(loss) per share	0.02	(0.00)	(0.01)	0.00

CHINA EVERGREEN ENVIRONMENTAL CORP.

Consolidated Statement of Stockholders’ Equity

	Common stock		Additional paid-in capital	Retained earnings/ (accumulated deficit)	Accumulated other comprehensive income	Total stockholders’ equity
	No. of shares	Amount
		US$	US$	US$	US$	US$
At January 1, 2004	83,500,000	83,500	3,708,891	(182,327)	—	3,610,064
Recapitalization	16,499,997	16,500	132,205	—	—	148,705
Net income	—	—	—	3,696,949	—	3,696,949

At December 31, 2004	99,999,997	100,000	3,841,096	3,514,622	—	7,455,718

At January 1, 2005	99,999,997	100,000	3,841,096	3,514,622	—	7,455,718
Net income	—	—	—	419,609	—	419,609

At June 30, 2005	99,999,997	100,000	3,841,096	3,934,231	—	7,875,327

At July 1, 2005	99,999,997	100,000	3,841,096	3,934,231	—	7,875,327
Issue of shares in September	32,200,000	32,200	—	—	—	32,200
Share issued in October for conversion of convertible debenture	3,703,701	3,704	996,296	—	—	1,000,000
Shares issued accounted for as liability	—	(32,200)	—	—	—	(32,200)
Foreign currency translation adjustments	—	—	—	—	221,156	221,156
Net loss	—	—	—	(1,180,113)	—	(1,180,113)

At December 31, 2005	135,903,698	103,704	4,837,392	2,754,118	221,156	7,916,370

At January 1, 2006	135,903,698	103,704	4,837,392	2,754,118	221,156	7,916,370
Foreign currency translation adjustments	—	—	—	—	65,015	65,015
Net loss	—	—	—	(1,496,423)	—	(1,496,423)

At June 30, 2006	135,903,698	103,704	4,837,392	1,257,695	286,171	6,484,962

CHINA EVERGREEN ENVIRONMENTAL CORPORATION

Unaudited Consolidated Statements of Cash Flows

	Six months ended June 30,
	2006	2005
	US$	US$
Cash flows from operating activities:

Net (loss)/income	(1,496,423)	419,609

Adjustments to reconcile net (loss)/ income to net cash provided by operating activities:
Depreciation and amortization	15,056	47,406
Non-cash financing charges	—	966,539
Unrealized loss/(gain) on financial instruments	1,734,219	(550,000)
Decrease in deferred tax assets	—	(9,225)
Increase in minority interests	98,228	155,571
Share of results in an associate	(113,916)	(87,483)

Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(1,387,854)	6,692,209
Increase in inventories	(1,831)	(2,422)
Decrease/(increase) in prepayment, deposits and other receivables	2,184,523	(1,726,126)
Increase/(decrease) in accounts payable	864,367	(4,311,936)
Increase/(decrease) in accruals and other liabilities	404,648	(65,725)
Increase/(decrease) in amounts due to directors	313	(86,640)
(Increase)/decrease in amounts due from related companies	(111,477)	619,640
Decrease in amounts due to related companies	—	(852,085)
Increase in tax payable	590,684	301,009

Net cash provided by operating activities	2,780,537	1,510,341

Cash flows from investing activities:
Acquisition of infrastructure assets	(291,155)	(1,973,942)
Acquisition of property, plant and equipment	(11,547)	—
Increase in amount due from an associate	—	(4,760)

Net cash used in investing activities	(302,702)	(1,978,702)

Cash flows from financing activities:
Proceeds from convertible debenture issued	—	500,000
Repayment of borrowing	(75,041)	(72,464)

Net cash used in financing activities	(75,041)	—

Effect of foreign currency translation on cash and cash equivalents	(31,186)	427,536

Net increase/(decrease) in cash and cash equivalents	2,371,608	(40,825)

Cash and cash equivalents, beginning of period	175,224	336,079

Cash and cash equivalents, end of period	2,546,832	295,254

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

As a result of the transactions described above, Evergreen became our wholly owned subsidiary. Evergreen, through its three majority owned subsidiaries, Guang Dong Xin Xing Mei Biology Company Limited (“XXM”), Bei Jing Hao Tai Shi Yuan Water Purifying Company Limited

(“BJHT) and Hai Yang City Sheng Shi Environment Protection Company Limited (“HY”), provides waste water turn-key engineering, equipment and chemical trading. Evergreen currently holds 90% of XXM. XXM provides turn-key waste water treatment engineering design and contracting. XXM also holds 90% and 35% respectively in the equity interest of the following two water treatment facilities operated through build, operate and transfer (BOT) arrangements with the PRC government: (i) Tian Jin Shi Sheng Water Treatment Company Limited (“TJSH”), which commissioned water treatment in November 2003 and has a daily treatment capacity of approximately 10,000 cubic meter and; (ii) Xin Le Sheng Mei Water Purifying Company Limited (“XL”), which also commissioned water treatment in November 2003 and has a daily treatment capacity of 40,000 cubic meter. XXM is retained as the managers to manage both TJSH and XL. The fees from XL and TJSH did not represent a material portion of our revenue during the second quarter of 2006.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenues arising from wastewater treatment are recognized based on wastewater treated as recorded daily by meters read at rates, in RMB/ton, as prescribed under the BOT agreements in accordance with SEC Staff Accounting Bulletin, (“SAB”) Topic 13 “Revenue Recognition”. We meet the following four criteria for revenue recognition outlined in SAB Topic 13:

1.	There is sufficient evidence to support that sales arrangements exist;

2.	The price to the buyer is fixed through signed contracts;

3.	Meter readings illustrate that delivery of treated wastewater has occurred; and

4.	Collectibility is reasonably assured through one or more of the following: due diligence prior to contract signing; historical payment practices; or required upfront payments.

Revenues from sale of environment protection related products and provision of technical services are recognized when goods are delivered or as services are performed. The contractual terms of the purchase agreements or consultancy agreements dictate the recognition of revenues by us. We recognize revenue in accordance with Staff Accounting Bulletin No. 104. Accordingly, four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products or services delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and our customer jointly determine that the product has been delivered or no refund will be required.

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

Allowances for accounts receivable. The Group’s provisioning policy for bad and doubtful debt is based on the evaluation of collectability and aging analysis of accounts receivable and on management’s judgment. The Group does no require collateral or other security to support client’s receivables. The Group conducts periodic review of its clients’ financial condition and customer payment practice to minimize collection risk on accounts receivable. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. During the second quarter of 2006 financial period, the Group had not made any allowance for doubtful debts.

Financial instruments. The carrying amounts of all financial instruments approximate fair value. The carrying amounts of cash, accounts receivable, related parties receivable, unsecured loans, accounts payable and related parties payable approximate fair value due to the short-term nature of these items. The carrying amounts of borrowings approximate the fair value based on the Group’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Income per share. Basic income per share is computed by dividing the net income for the year by the weighted average number of common shares outstanding during the year. Diluted income per share is computed by dividing the net income for the year by the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, unvested restricted common stock and contingently issuable shares that are probable of being issued, are included in diluted income per share to the extent such shares are dilutive. In accordance with SFAS 128, “Earnings Per Share”, the Company uses income from continuing operations, net of income taxes as the “control number” in determining whether common equivalent shares are dilutive or anti-dilutive in periods where discontinued operations are reported.

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

(iv)	Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities (“VIE”)” (“FIN 46”), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003.

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

(v)

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

(iv)	In November 2004, the FASB issued SFAS No. 151 “Inventory costs – an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. SFAS No. 151 is effective for inventory costs incurred during fiscal year beginning after June 15, 2005. The adoption of this standard has no impact on the Group’s results of operations or financial position.

(v)	In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005. The Group is currently assessing the impact of this Standard on its results of operations and financial position.

(vi)	SFAS No. 153, Exchanges of Nonmonetary Assets, issued December 2004, requires nonmonetary exchanges be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. A nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 was effective for nonmonetary asset exchange transactions occurring after July 1, 2005, and did not have a significant impact on the Group’s financial statements.

(vii)	In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Group will adopt SFAS No. 154 on January 1, 2006 with no expected material effect on its consolidated financial statements.

NOTE 4 - NET (LOSS)/ INCOME PER SHARE

(i)	The basic net (loss)/income per share is calculated using the net income and the weighted average number of shares outstanding during the year.

	Six-month period ended June 30,
	2006	2005
Net (loss)/income (US$)	(1,496,423)	419,609

Weighted average number of common shares outstanding	135,903,698	99,999,997

Basic net (loss)/income per share (US$)	(0.01)	0.01

(ii)	The diluted net (loss)/income per share is calculated using the net income and the weighted average number of shares outstanding during the year together with shares issuable upon exercise of all warrants issued.

	Six-month period ended June 30,
	2006	2005
Net (loss)/income (US$)	(1,496,423)	419,609

Diluted weighted average number of common shares outstanding	135,903,698	99,999,997

Diluted net (loss)/income per share (US$)	(0.01)	0.01

As the April warrants and the September Warrants are anti-dilutive, they are being excluded from the calculation of diluted earnings per shares.

NOTE 5 – FINANCIAL INSTRUMENTS

The fair values of the financial instruments as of June 30, 2006 are as below:

USD
Warrants issued in April, at fair value	575,000
Warrants issued in September, at fair value	7,341,600
Shares issued in September, accounted for as liability	32,200
Registration right liability	54,217

8,003,017

The Group conducted a private placement in April 2005 (“April Private Placement”) of 20 investment units, at USD25,000 per unit, for gross proceeds of USD500,000. Each unit consisted of (a) a 12% convertible debenture in the original principal amount of USD25,000, convertible into shares of our common stock at the rate of the lesser of (i) USD0.20 per share or (ii) a 10% discount to the price per share of common stock (or conversion price per share of common stock) of the next private placement conducted by us prior to any conversion of the debenture, and (b) 125,000 detachable warrants to purchase one share each of our common stock at an exercise price of USD0.20 per share, expiring ten years from their date of issuance (“April Warrants”). As a result of the September 2005 private placement, pursuant to Section 5(d) of the warrant agreement, the exercise price has been adjusted to $0.15 per share on September 14, 2005. The debentures were due and payable August 1, 2005. The debenture holders, however, extended the payment period to September 30, 2005. The debentures were converted into 3,703,701 shares of common stock on October 1, 2005.

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

Since the liquidated damages are payable in cash, under paragraphs 12-32 of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”, contracts that include any provision that could require net-cash settlement cannot be accounted for as equity. Accordingly, the proceeds of the April Private Placement allocated for the April Warrants have been recorded as a liability on the balance sheet. Upon the effectiveness of the registration statement, the amount will be recorded as equity.

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

The September Warrants were issued pursuant to the agreements surrounding the September Private Placement. The subscription agreement contains a liquidated damages clause which requires cash penalties equal to two percent (2.0%) of the purchase price of the registrable securities purchased from the Group and held by the investors each month (or portion thereof) if the Group’s registration statement is not filed with the SEC within thirty (30) days of the final closing, (ii) such registration statement is not declared effective by the SEC within the earlier of one hundred and twenty (120) days from the final closing or three (3) business days of clearance by SEC to request effectiveness, (iii) such registration statement is not maintained as effective by the Group for the effectiveness period or as allowed by 5(k)(ii) below or (iii) the additional registration statement referred to in Section 5(b) is not filed within thirty (30) days or declared effective within ninety (90) days as set forth therein. As of June 30, 2006, the Group has made an accrual of $533,769 for the late filing penalties.

Since the liquidated damages are payable in cash, under paragraphs 12-32 of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”, contracts that include any provision that could require net-cash settlement cannot be accounted for as equity. Accordingly, the proceeds of the private placement in September allocated for par value of the common stock and the September Warrants have been recorded as a liability on the balance sheet. Upon the effectiveness of the registration statement, the amount will be recorded as equity.

NOTE 6 – PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

	June 30, 2006	December 31, 2005
	US$	US$
Prepayment	91,277	74,624
Deposits	5,628	42,939
Other receivables:
True Global Limited	2,651,458	2,627,014
Hampton Limited	399,264	395,583
Zeng Xiangfeng	—	2,429,988
Advances and miscellaneous receivables	665,899	372,603
	3,813,526	5,942,751

Amounts due from Zeng Xiangfeng, an independent party, were deposits for acquisition of wastewater treatment plants. Due to a deferment in the proposed acquisition, the amount has been withdrawn.

Amounts due from True Global Limited represent the remaining amount receivable from True Global Limited for the disposition of 90% direct interest in XY in 2004.

The management believes that all other receivables are collectible.

NOTE 7 – CONCENTRATION

The Group’s major customers for the six-month period ended June 30, 2006 are:

(i)	Beijing Jinqiao Luyuan Environment Protection Investment Development Company Limited, which accounted for approximately 65% of the Group’s total revenue for the six-month period ended June 30, 2006, in relation to the revenue recognized from turnkey engineering project of China Environment Industrial Park Wastewater Treatment Plant; and

(ii)	the Management Committee of Yongji Economic Development Zone, which accounted for approximately 18% of the Group’s total revenue for the six-month period ended June 30, 2006, in relation to the revenue recognized from turnkey engineering project of Yongji Development Zone Wastewater Treatment Plant.

PART II - OTHER INFORMATION

Item 6. Exhibits.

(a)	Index to Exhibits

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Section 906 Certification

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Evergreen Environmental Corporation
(Registrant)

Dated: August 21, 2006	By:	/s/ Chong Liang Pu
Chong Liang Pu,
Chief Executive Officer

Dated: August 21, 2006	By:	/s/ Peh Chung Lim
Peh Chung Lim,
Chief Financial Officer