Form 10QSB/A
period 2005-09-30
China Evergreen Environmental CORP
filed 2006-09-25
CIK 1083459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 2

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

PART 1 - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

The financial statements and related notes are included as part of this Quarterly Report as indexed in the appendix on page 10 through 20.

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

RESULTS OF OPERATIONS

The following table sets forth the items in our consolidated statements of operations for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue
BOT projects	$70,000	$70,000	$207,717	$219,347
Turn-key engineering projects	—	—	3,863,237	41,667
Trading/consultancy	1,394,203	—	1,394,203	—
Total revenue	1,464,203	70,000	5,465,157	261,014
Cost of revenue
BOT	(38,203)	(43,381)	(112,193)	(97,277)
Turn-key Engineering	—	—	(2,583,018)	(5,082)
Trading/consultancy	(52,910)	—	(52,910)	—
Total cost of revenue	(91,113)	(43,381)	(2,748,121)	(102,359)
Gross profit	1,373,090	26,619	2,717,036	158,655
General and administrative expenses	(191,995)	(24,762)	(530,819)	(200,280)
Income/(loss) from operations	1,181,095	1,857	2,186,217	(41,625)
Non-cash financing charges	(7,022,856)	—	(8,001,211)	—
Unrealized gain in financial instruments	3,231,846	—	3,788,570	—
Other income	59	6,848	2,920	41,942
Share of results in an associate	57,079	—	144,561	—
Interest expense	(13,245)	(9,903)	(37,072)	(14,721)
Loss before income tax	(2,566,022)	(1,198)	(1,916,015)	(14,404)
Income tax (expense)/credit	(59,110)	4,695	(129,977)	13,111
Minority interests	(156,142)	(1,604)	(215,097)	(4,102)
Net (loss)/income	(2,781,274)	1,893	(2,261,089)	(5,395)

REVENUE. The Company reported total revenue of $1,464,203 for the three-month period ended September 30, 2005 as compared to $70,000 for the three-month period ended September 30, 2004. During the nine-month periods ended September 30, 2005 and 2004, the revenue increased to $5,465,157 from $261,014. This increase in the three and nine month revenue are mainly due to the sale of GM Bio-Carriers amounted to approximately $0.8million, technical consultancy fee of approximately $0.6 million in the third quarter of 2005 coupled with completion of one turn-key engineering waste water project in Le Chang City (approximately $1.8 million) in the first quarter of 2005 and the completion of the remaining 15% construction of the waste water treatment plant of XY (approximately $1.6 million) and one turn-key engineering waste water project in Yong Ji Economic Development Zone (approximately $0.4 million) and the revenue from Tian Jin BOT waste water treatment plant.

COST OF REVENUE. Our total cost of revenue increased from $43,381 to $91,113 in the three-month periods ended September 30, 2005 and 2004. During the nine-month periods ended September 30, 2005 and 2004, the cost of revenue increased to $2,748,121 from $102,359. The increase in cost of revenue for the three and nine-month periods ended September 30, 2005 is mainly due to the cost of revenue for the turn-key engineering waste water projects in Le Chang City and Yong Ji Economic Development Zone plus cost for the completion of the waste water treatment plant of XY.

GROSS PROFIT. Gross profit as a percentage of revenue for the three-month periods ended September 30, 2005 and 2004 were 93.8% or $1,373,090 and 38.0% or $26,619, respectively. During the nine-month periods ended September 30, 2005 and 2004, the gross profit increased to $2,717,036 from $158,655. Revenue for the three-month period ended June 30, 2004 included revenue from technical transfer which has no extra cost of revenue as it is a transfer of experience and technical knowhow of the company. The percentage of gross margin is higher in the three-month period ended September 30, 2005 as compared to that in the three-month period ended September 30, 2004 as the revenue for the three-month period ended September 30, 2005 included consultancy fee which has minimal cost of revenue.

GENERAL AND ADMINISTRATIVE EXPENSES. Our total general and administrative expenses for the three-month periods ended September 30, 2005 and 2004 were $191,995 and $24,762 respectively. During the nine-month periods ended September 30, 2005 and 2004, the general and administrative expenses increased to $530,819 from $200,280. The principal components of general and administrative expenses are administrative salaries and benefits, depreciation and amortization, finance cost, traveling expenses, rental and other general administration costs. The increase in general and administrative expenses for the three-month period ended September 30, 2005 as compared to that of September 30, 2004 is mainly due to the certain finance and legal cost associated with the private placement amounted to approximately $0.15 million, and expenses related to SEC filings amounted to $0.06 million coupled with, to a lesser extent, the expansion of the company since last year.

NON-CASH FINANCING CHARGES. Non-cash financing charge represents the amount of fair value of derivative liabilities issued exceeds the amount of proceeds received, which is recorded as an expense at the date of issuance. The Non-cash financing charges recorded for the convertible debenture issuance in April is approximately $0.98 million while the Non-cash financing charges recorded for the September private placement is approximately $7.02 million. No Non-cash financing charges was recorded in 2004.

UNREALIZED GAIN IN FINANCIAL INSTRUMENTS. Unrealized gains or losses in financial instruments represent the change in fair market value of the financial instruments at each reporting date. The unrealized gain in financial instruments for the three-month and nine-month periods ended September 30, 2005 amounted to approximately $3.23 million and $3.79 million, respectively. There were no unrealized gains or losses in financial instruments recorded in 2004.

SHARE OF RESULTS IN AN ASSOCIATE –XL. This represents the share of net profits in Xin Le Sheng Mei Water Purifying Company Limited in which the Group has 35% equity interest. Share of results in XL for the three-month and nine-month periods ended September 30, 2005 were $57,079 and $144,561, respectively.

NET (LOSS) / INCOME. We had a net loss, after income tax and minority interests, of $2,781,274 for the three-month period ended September 30, 2005 and a net income, after income tax and minority interests, of $1,893 for the three-month period ended September 30, 2004. During the nine-month period ended September 30, 2005, net loss, after income tax and minority interests, increased to $2,261,089 from a net loss of $5,395 for the nine-month period ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow we generate from operations and financing activities. Net cash used in operating activities during the nine-month period ended September 30, 2005 was $208,847 while net cash provided by operating activities during the nine-month period ended September 30, 2004 was $919,320. Net cash used in operating activities in the nine-month period ended September 30, 2005 consisted of net loss of $2,261,089, adjustment for non-cash items of $4,344,701 and $2,292,459 used in operating activities. Cash flows from operating activities consisted primarily of an increase in accounts receivable of $2.55 million due to increase in receivables from turnkey projects, decrease in accounts payable of $3.96 million due to payments made to our suppliers and decrease in prepayment, deposits and other receivables of $4.82 million. Net cash used in investing activities during the nine-month period ended September 30, 2005 was $3,666,244 mainly consisted of acquisition of infrastructure assets of $3.66 million. Net cash provided by financing activities during the nine-month period ended September 30, 2005 was $4,467,500 mainly consisted of proceeds from our April convertible debenture issuance and the September private placement.

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

In the process of filing our registration statement, we identified certain accounting errors in our reported US GAAP annual results for fiscal 2004 and 2005 and certain quarterly results for 2005 and 2006. As a result, we have restated the amounts and disclosures in those annual financial statements.

The financial statements which should no longer be relied upon include:

(i)	the audited consolidated financial statements contained in our report on Form 10-KSB for the fiscal year ended December 31, 2004 (the “2004 10-KSB”), filed with the SEC on April 15, 2005, Amendment No. 1 to the 2004 10-KSB filed on July 15, 2005, and Amendment No. 2 to the 2004 10-KSB filed on January 13, 2006;

(ii)	the audited consolidated financial statements contained in our report on Form 10-KSB for the fiscal year ended December 31, 2005 (the “2005 10-KSB”), filed with the SEC on April 17, 2006;

(iii)	the unaudited consolidated financial statements contained in our quarterly report on Form 10-QSB for the quarterly period ended March 31, 2005 (the “March 31, 2005 10-QSB”), filed with the SEC on May 24, 2005;

(iv)	the unaudited consolidated financial statements contained in our quarterly report on Form 10-QSB for the quarterly period ended June 30, 2005 (the “June 30, 2005 10-QSB”), filed with the SEC on August 15, 2005;

(v)	the unaudited consolidated financial statements contained in our quarterly report on Form 10-QSB for the quarterly period ended September 30, 2005 (the “ September 30, 2005 10-QSB”), filed with the SEC on November 15, 2005 and Amendment No. 1 to the September 30, 2005 10-QSB filed on January 13, 2006; and

(vi)	the unaudited consolidated financial statements contained in our quarterly report on Form 10-QSB for the quarterly period ended March 31, 2006 (the “March 31, 2006 10-QSB”), filed with the SEC on May 15, 2006.

Gain on disposal of the XY

As previously disclosed in our 2004 10-KSB, including amendments thereto, and comparative figures in our 2005 10-KSB, we recorded a gain on disposal of $2,029,720 in 2004 for the disposal of our 90% attributable interest in Xian Yang Bai Sheng Water Purifying Company Limited (“XY”) to True Global Limited (“TGL”), an independent party, at a consideration of $4,130,435 (RMB34.2 million). The disposal was made pursuant to a tri-party framework agreement between Evergreen Asset Group Limited (“EGAG”), TGL and Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) in which EGAG transferred 90% of its equity interest in XY to TGL while GDXS continued to own 10% of its equity interest in XY. The transaction was consummated on October 26, 2004 and the gain represents the difference between the disposal proceeds and our attributable share of net assets of XY at the date of disposal. In the same year, we also recognized an amount of $9,115,942 for the construction revenue of XY using the percentage-of-completion method, estimated costs and claim recognition for construction contracts. The amount accounted for 97% of our total revenue in 2004.

In the previously filed 2004 10-KSB, as amended to date, and comparative figures in our 2005 10-KSB, the accounting treatment for the construction revenue of XY does not comply with SOP 81-1 or EITF 00-21. As a result, we will file an amendment to the 2004 10-KSB and 2005 10-KSB with adjusted disclosure to record the transaction as part of the gain on the disposal of the XY subsidiary rather than as revenue from construction of wastewater treatment plant. As such our adjusted total revenue for the fiscal year ended December 31, 2004 was $250,571 and the adjusted gain on disposal of interest in a subsidiary - XY was $5,220,299. Due to the same reason, account receivable from TGL amounted to $9,416,039 as of December 31, 2004 will be reclassified to prepayment, deposits and other receivables in our upcoming amendment to the 2004 10-KSB, comparative figures in the upcoming amendments to the 2005 10-KSB, June 30, 2005 10-QSB and comparative figures in this amendment to the September 30, 2005 10-QSB.

Group reorganization

In Note 2(ii) and 2(iii) to the consolidated financial statements contained in the 2004 10-KSB and 2005 10-KSB and Note 2 to the consolidated financial statements contained in the March 31, 2005 10-QSB, June 30, 2005 10-QSB, March 31, 2006 10-QSB and the previously filed September 30, 2005 10-QSB, we disclosed group reorganization transactions. Pursuant to rules promulgated by the SEC, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction, rather than a business combination. As such, no disclosures are required under FAS 141 because the transactions described were not business combinations. For accounting purposes, the transaction has been treated as a reverse acquisition and a recapitalization, and pro-forma information is not presented. Accordingly, the upcoming amendments to the 2004 10-KSB, 2005 10-KSB, March 31, 2005 10-QSB, June 30, 2005 10-QSB, and March 31, 2006 10-QSB (and this amendment of the September 30, 2005 10-QSB) will not include references to the group reorganization transactions throughout the financial statements. We will also restate the common stock immediately after the recapitalization to $100,000 in the upcoming March 31, 2005 10-QSB and June 30, 2005 10-QSB.

Reclassification of April warrants

In our 2005 10-KSB, our June 30, 2005 10-QSB and our March 31, 2006 10-QSB, as amended to date, we recorded as equity the warrants issued as part of the units sold in our April 2005 convertible debt issuance. Under EITF No. 00-19, the fair value of these warrants should be reported as a liability. Pursuant to the Warrant Agreement, because there is currently no effective registration statement covering the shares of common stock underlying these warrants, these warrants are currently subject to a cashless exercise whereby the warrant holders may surrender their warrants to the company in exchange for shares of common stock. The number of shares of common stock into which a warrant would be exchangeable in such a cashless exercise depends on both the exercise price of the warrants and the market price of the common stock, each at or near the time of exercise. Because both of these factors are variable, it is possible that the company could have insufficient authorized shares to satisfy a cashless exercise. In this scenario, if the company were unable to obtain shareholder approval to increase the number of authorized shares, the company could be obligated to settle such a cashless exercise with cash rather than by issuing shares of common stock. Further, EITF No. 00-19 requires that we record the potential settlement obligation at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through our statement of operations. We will continue to report the potential settlement obligation as a liability until such time as the warrants are exercised or expire or we are otherwise able to modify the warrant agreement to remove the provisions which require this treatment. We will restate our 2005 10-KSB, our June 30, 2005 10-QSB and our March 31, 2006 10-QSB to reclassify the April 2005 warrants as a liability.

April and September 2005 Private Placements—non-cash financing charges

In our June 30, 2005 10-QSB, we did not record any non-cash financing charges and in our September 30, 2005 10-QSB, as previously amended to date, we did not properly record the non-cash financing charges. Non-cash financing charges represent the amount by which the fair value of derivative liabilities issued exceeds the amount of proceeds received, as an expense at the date of issuance of the April convertible debenture and the September private placement. We will restate our June 30, 2005 10-QSB and we are filing this restatement of the September 30, 2005 10-QSB to record the non-cash financing charges, which represent the amount by which the fair value of derivative liabilities issued exceeds the amount of proceeds received, as an expense at the date of issuance of the April convertible debenture and the September private placement. As a result of the recording of non-cash financing charges, certain expenses which were previously recorded under general and administrative expenses in our September 30, 2005 10-QSB will be reclassified under non-cash financing charges.

April 2005 Private Placements—unrealized gains or losses in financial instruments

In our June 30, 2005 10-QSB and our September 30, 2005 10-QSB, as previously amended to date, we did not record properly the unrealized gains or losses in financial instruments, which represent the change in fair market value of the financial instruments at each reporting date for the April warrants and the bifurcated conversion feature for the convertible debenture. The unrealized gains or losses in financial instruments should have been reported in those filings. We will restate the June 30, 2005 10-QSB and we are filing this restated September 30, 2005 10-QSB to record the unrealized gains or losses in financial instruments which represent the change in fair market value of the financial instruments at each reporting date for the April warrants and the bifurcated conversion feature for the convertible debenture.

Interest in associate

In our June 30, 2005 10-QSB and our September 30, 2005 10-QSB, as previously amended to date, the comparative figures for our interest in associate as of December 31, 2004 were recorded based on an effective percentage of equity attributable to the group of 31.5% instead of a direct interest of 35%. We will restate the comparative figures for our interest in associate as of December 31, 2004 in the June 30, 2005 10-QSB and we are filing this restatement of the September 30, 2005 10-QSB to include our interest in associate based on a direct interest of 35%.

Prior Restatements

On January 13, 2006, we amended our 2004 10-KSB. Prior to the January 13, 2006 amendment, in our 2004 10-KSB we recorded our interest in associate based on an effective percentage of equity attributable to the group of 31.5% instead of a direct interest of 35%. In the January 13, 2006 restatement of our 2004 10-KSB, we reported our interest in associate based on a direct interest of 35%. In addition, we have restated the common stock immediately after the recapitalization to $100,000.

On January 13, 2006, we amended our September 30, 2005 10-QSB. Prior to the January 13, 2006 amendment, the September 30, 2005 10-QSB classified as equity the proceeds of our April Debenture and September 2005 private placement allocated to the warrants issued in these transactions. For reasons both the April warrants and September warrants should have been classified as a liability. The restated financial statements in the January 13, 2006 amendment of the September 30, 2005 10-QSB reflect this reclassification. In addition, prior to the January 13, 2006 amendment, the September 30, 2005 10-QSB did not originally report the unrealized gains or losses in financial instruments, which represent the change in fair market value of the financial instruments at each reporting date. The unrealized gains or losses in financial instruments should have been reported in the original filing. Accordingly, the January 13, 2006 restatement of the September 30, 2006 10-QSB reported the unrealized gains or losses in financial instruments, which represent the change in fair market value of the financial instruments at each reporting date. The restatement to the unrealized gains or losses in financial instruments, however, required to be further restated (refer discussion above). In addition, we have restated the common stock immediately after the recapitalization to $100,000.

Material Weaknesses

In connection with the above matters, we have identified material weaknesses in our internal control over financial reporting, which weaknesses we have reported to our auditors. These material weaknesses comprise:

(a)	insufficient knowledge and experience among our internal accounting personnel regarding the application of US GAAP and SEC requirements;

(b)	insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

(c)	insufficient emphasis by management on compliance with US GAAP requirements.

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

In order to address these material weaknesses our senior management is in the process of conducting a thorough review of our US GAAP financial reporting processes and will prepare and implement a US GAAP action plan. This plan will be designed to generally improve our US GAAP reporting processes and to strengthen our control processes and procedures in order to prevent a recurrence of the circumstances that resulted in the need to restate our quarterly financial statements. Our senior management intends to complete its review and implement a US GAAP action plan as soon as practicable. The US GAAP action plan will incorporate, among other matters, the following initiatives:

1.	arrange for our senior management and certain accounting and finance-related personnel to attend training sessions on US GAAP and financial reporting responsibilities and SEC disclosure requirements;

2.	modify the mandate of our internal audit function to place greater emphasis on the adequacy of, and compliance with, procedures relating to internal controls over US GAAP financial reporting and engage an internationally recognized accounting firm, which is not affiliated with PKF Hong Kong, to assist our accounting department and internal audit function in the preparation of our US GAAP consolidated financial statements;

3.	recruit an accounting staff member with US GAAP expertise and who is not affiliated with PKF Hong Kong; and

4.	engage an internationally recognized accounting firm, which is not affiliated with PKF Hong Kong, to provide us with technical advice on US GAAP matters and SEC disclosure requirements on an ongoing basis.

Our board of directors discussed the matters disclosed in this filing with the registrant’s independent accountant. On September 25, 2006, we filed a current report on Form 8-K relating to these matters, including a response from our independent account relating to the statements contained therein.

Other than those disclosed above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal quarter ended September 30, 2005.

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

Dated: September 25, 2006.

	By	/s/ Chong Liang Pu
Chong Liang Pu
President and Chief Executive Officer

CHINA EVERGREEN ENVIRONMENTAL CORPORATION

Unaudited Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited) US$	(Audited) US$
Current assets
Cash and cash equivalents	928,488	336,079
Inventories, net	5,428	—
Accounts receivable	3,140,245	46,960
Prepayment, deposits and other receivables	5,367,762	10,193,404
Amounts due from related companies	2,420,833	3,158,328
Amounts due from directors	—	26,794
Amount due from an associate	1,748,019	1,744,775
Deferred tax assets	209,206	199,981
Total current assets	13,819,981	15,706,321

Non-current assets
Infrastructure assets, net	6,966,930	3,305,089
Property, plant and equipment, net	319,520	330,865
Convertible note receivable	1,156,690	1,366,997
Deposit paid for acquisition of property, plant and equipment	—	543,478
Interest in an associate	489,924	383,736
Total non-current assets	8,933,064	5,930,165

Total assets	22,753,045	21,636,486

Current liabilities
Unsecured loan	120,773	229,468
Financial instruments (Note 6)	8,744,027	—
Other borrowing	24,155	24,155
Accounts payable	4,796,707	8,755,148
Accrued liabilities	1,666,403	526,068
Amounts due to directors	490,037	606,645
Amounts due to related companies	224,981	2,864,506
Deposit received for disposal of a subsidiary	—	350,514
Income tax payable	1,019,976	626,249
Total current liabilities	17,087,059	13,982,753

Minority interests	471,357	198,015

Stockholders’ equity
Common stock	100,000	100,000
Additional paid in capital	3,841,096	3,841,096
Retained earnings	1,253,533	3,514,622
Total stockholders’ equity	5,194,629	7,455,718

Total liabilities and stockholders’ equity	22,753,045	21,636,486

CHINA EVERGREEN ENVIRONMENTAL CORPORATION

Unaudited Consolidated Statements of Operations

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	US$	US$	US$	US$
Revenue (Note 4)
BOT projects	70,000	70,000	207,717	219,347
Turn-key engineering projects	—	—	3,863,237	41,667
Trading and consultancy	1,394,203	—	1,394,203	—
Total Revenue	1,464,203	70,000	5,465,157	261,014

Cost of revenue
BOT projects	(38,203)	(43,381)	(112,193)	(97,277)
Turn-key engineering projects	—	—	(2,583,018)	(5,082)
Trading and consultancy	(52,910)	—	(52,910)	—
Total cost of revenue	(91,113)	(43,381)	(2,748,121)	(102,359)

Gross profit	1,373,090	26,619	2,717,036	158,655

General and administrative expenses	(191,995)	(24,762)	(530,819)	(200,280)

Income / (loss) from operations	1,181,095	1,857	2,186,217	(41,625)

Non-cash financing charges	(7,022,856)	—	(8,001,211)	—

Unrealized gain in financial instruments	3,231,846	—	3,788,570	—

Other income	59	6,848	2,920	41,942

Share of results in an associate	57,079	—	144,561	—

Interest expense	(13,245)	(9,903)	(37,072)	(14,721)

Loss before income tax	(2,566,022)	(1,198)	(1,916,015)	(14,404)

Income tax (expense) / credit	(59,110)	4,695	(129,977)	13,111

Minority interests	(156,142)	(1,604)	(215,097)	(4,102)

Net (loss) / income	(2,781,274)	1,893	(2,261,089)	(5,395)

Basic net (loss) / income per share (Note 5)	(0.02)	0.00	(0.02)	(0.00)

Diluted net (loss) / income per share (Note 5)	(0.02)	0.00	(0.02)	(0.00)

CHINA EVERGREEN ENVIRONMENTAL CORPORATION

Consolidated Statement of Stockholders’ Equity

	Common stock		Additional paid-in capital USD	Retained earnings/ (accumulated deficit) USD	Total stockholders’ equity USD
	No. of shares	Amount USD
At January 1, 2004	83,500,000	83,500	3,708,891	(182,327)	3,610,064

Recapitalization	16,499,997	16,500	132,205	—	148,705

Net income	—	—	—	3,696,949	3,696,949

At December 31, 2004	99,999,997	100,000	3,841,096	3,514,622	7,455,718

At January 1, 2005	99,999,997	100,000	3,841,096	3,514,622	7,455,718

Issue of shares in September	32,200,000	32,200	—	—	32,200

Shares issued accounted for as liability	—	(32,200)	—	—	(32,200)

Net loss	—	—	—	(2,261,089)	(2,261,089)

At September 30, 2005	132,199,997	100,000	3,841,096	1,253,533	5,194,629

CHINA EVERGREEN ENVIRONMENTAL CORPORATION

Unaudited Consolidated Statements of Cash Flow

	Nine months ended September 30,
	2005	2004
	US$	US$
Cash flows from operating activities:

Net loss	(2,261,089)	(5,395)

Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Depreciation and amortization	12,504	15,264
Non-cash financing charges	8,001,211	—
Unrealized gain on financial instruments	(3,788,570)	—
Increase in deferred tax assets	(9,225)	(6,461)
Increase in minority interests	273,342	4,102
Share of results in an associate	(144,561)	—

Changes in operating assets and liabilities:
(Increase) / decrease in inventories	(5,428)	7,597
Increase in accounts receivable	(2,549,807)	(4,772)
Decrease in prepayment, deposits and other receivables	4,819,206	262,887
Decrease in convertible note receivable	210,307	—
(Decrease) / increase in accounts payable	(3,958,441)	765,075
Increase in accrued liabilities	1,140,335	1,774,721
Decrease in amounts due to directors	(89,814)	(1,072,028)
Decrease / (increase) in amounts due from related companies	737,495	(1,850,776)
Increase in tax payable	393,727	158,148
Decrease in deposit received for disposal of a subsidiary	(350,514)	—
(Decrease) / increase in amounts due to related companies	(2,639,525)	870,958

Net cash (used in) / provided by operating activities	(208,847)	919,320

Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,159)	(25,132)
Acquisition of infrastructure assets	(3,661,841)	—
Decrease in other investment	—	28,454
Increase in amount due from an associate	(3,244)	(4,135)

Net cash used in investing activities	(3,666,244)	(813)

Cash flows from financing activities:
Proceeds from financial instruments issued	4,576,195	—
Increase in share capital	—	241,546
Repayment of borrowing	(108,695)	(1,145,169)

Net cash provided by / (used in) financing activities	4,467,500	(903,623)

Net increase in cash and cash equivalents	592,409	14,884

Cash and cash equivalents, beginning of period	336,079	54,556

Cash and cash equivalents, end of period	928,488	69,440

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

NOTE 4 - REVENUE

The Company reported total revenue of $1,464,203 for the three-month period ended September 30, 2005 as compared to $70,000 for the three-month period ended September 30, 2004. During the nine-month periods ended September 30, 2005 and 2004, the revenue increased to $5,465,157 from $261,014. This increase in the three and nine month revenue are mainly due to the sale of GM Bio-Carriers amounted to approximately $0.8million, technical consultancy fee of approximately $0.6 million in the third quarter of 2005 coupled with completion of one turn-key engineering waste water project in Le Chang City (approximately $1.8 million) in the first quarter of 2005 and the completion of the remaining 15% construction of the waste water treatment plant of XY (approximately $1.6 million) and one turn-key engineering waste water project in Yong Ji Economic Development Zone (approximately $0.4 million) and the revenue from Tian Jin BOT waste water treatment plant.

NOTE 5 - BASIC NET INCOME PER SHARE

The basic net income per share is calculated using the net income and the weighted average number of shares outstanding during the period.

	Nine months ended September 30,
	2005	2004
Net loss	$2,261,089	$5,395

Weighted average number of common shares outstanding
- Basic	102,005,125	112,376,794
- Diluted	148,136,826	112,376,794

Net loss per share
- Basic	$0.02	$0.00
- Diluted	$0.02	$0.00

NOTE 6 – FINANCIAL INSTRUMENTS

The fair values of the financial instruments as of September 30, 2005 are as below:

Convertible debenture	500,000
Bifurcated conversion feature of the convertible debenture	500,000
April Warrants at fair value	550,000
September Warrants at fair value	7,161,827
Share capital at par value	32,200

8,744,027

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

The Company used the Black-Scholes model in calculating the fair market value of the April Warrants and allocated $163,384, $81,692 and $163,384 of the $408,461 net proceeds to the Convertible Debenture, the Bifurcated Conversion Feature of the Debenture and the April Warrants, respectively. The differences between the fair value of each of the Convertible Debenture, the Bifurcated Conversion Feature of the Debenture and the April Warrants and the respective allocated amounts are recorded as non-cash financing charges and expensed of at the date of issuance. The principal assumptions used in the computation of the April Warrants are: expected term of 10 years; a risk-free rate of return of 4.24%; dividend yield of zero percent; and a volatility of 35%.

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

China Evergreen Environmental Corporation (Registrant)

Dated: September 25, 2006	By:	/s/ Chong Liang Pu
Chong Liang Pu,
Chief Executive Officer

Dated: September 25, 2006	By:	/s/ Peh Chung Lim
Peh Chung Lim,
Chief Financial Officer