Form 10KSB/A
period 2005-12-31
China Evergreen Environmental CORP
filed 2006-09-25
CIK 1083459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 1

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

EXPLANATORY NOTE

We, China Evergreen Environmental Corporation, are filing this Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2005 in conjunction with our decision to restate the audited financial statements contained in our report on Form 10-KSB for the fiscal year ended December 31, 2005 (the “2005 10-KSB”), filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2006. Our board of directors determined, on or about August 11, 2006, that the original financial statements for the periods in question should no longer be relied upon. We have filed a Form 8-K on Item 4.02 Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review on September 25, 2006 for the restatement.

In our previous 2005 10-KSB, we recorded as equity the warrants issued as part of the units sold in our April 2005 convertible debt issuance. Under EITF No. 00-19, the fair value of these warrants should be reported as a liability. Pursuant to the Warrant Agreement, because there is currently no effective registration statement covering the shares of common stock underlying these warrants, these warrants are currently subject to a cashless exercise whereby the warrant holders may surrender their warrants to the company in exchange for shares of common stock. The number of shares of common stock into which a warrant would be exchangeable in such a cashless exercise depends on both the exercise price of the warrants and the market price of the common stock, each at or near the time of exercise. Because both of these factors are variable, it is possible that the company could have insufficient authorized shares to satisfy a cashless exercise. In this scenario, if the company were unable to obtain shareholder approval to increase the number of authorized shares, the company could be obligated to settle such a cashless exercise with cash rather than by issuing shares of common stock. Further, EITF No. 00-19 requires that we record the potential settlement obligation at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through our statement of operations. We will continue to report the potential settlement obligation as a liability until such time as the warrants are exercised or expire or we are otherwise able to modify the warrant agreement to remove the provisions which require this treatment.

In Note 2(ii) and 2(iii) to the consolidated financial statements contained in our previous 2005 10-KSB, we disclosed the group reorganization transactions. Pursuant to rules promulgated by the SEC, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction, rather than a business combination. As such, no disclosures are required under FAS 141 because the transactions described were not business combinations. For accounting purposes, the transaction has been treated as a reverse acquisition and a recapitalization, and pro-forma information is not presented. Accordingly, this Amendment No. 1 to the 2005 10-KSB will not include references to the group reorganization transactions throughout the financial statements.

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

For the two years prior to a reverse acquisition in September 2004, we had not generated significant revenues and were considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. We were seeking business opportunities or potential business acquisitions. Pursuant to a securities purchase agreement and plan of reorganization dated September 9, 2004, as amended, between our company, Evergreen Asset Group Limited, an International Business Company organized under the laws of the British Virgin Islands (“Evergreen” or “EGAG”), and the stockholders of Evergreen, we acquired 100% of the issued and outstanding shares of Evergreen’s capital stock. We issued 83,500,000 shares of our common stock in exchange for all the 300 issued and outstanding shares of Evergreen capital stock which had an estimated value of $4.24 million at the time of such issuance, valued based on the fair market value of the net assets of Evergreen. Since the stockholders of Evergreen acquired approximately 83.5% of our outstanding shares and the Evergreen management team and board of directors became the management team and board of directors of our company, according to FASB Statement No. 141 – “Business Combinations”, this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

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

Due to the reverse acquisition mentioned above, EGAG, pursuant to a group reorganization which was completed in July 2004, acquired 90% equity interests in each of XXM, XY, HY and BJHTSY for cash consideration of RMB12,601,000 (approximately $1,521,860), RMB18,000,000 (approximately $2,173,913), RMB2,700,000 (approximately $326,087) and RMB1,800,000 (approximately $217,391) respectively, all of which are domestic incorporated companies established in the PRC with limited liability.

In March 2003, GDXS entered into a BOT agreement with Xian Yang City Environment Protection Bureau. The BOT agreement was later transferred to Xian Yang Bai Sheng Water Purifying Company Limited (“XY”), after XY was incorporated. The construction of the wastewater plant of XY started in the beginning of 2004. Due to the group reorganization in July 2004, 90% of GDXS’s interest in XY was transferred to EGAG. In October 2004, EGAG entered into a tri-party framework agreement with True Global Limited (“TGL”), an independent party and Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) for the disposal of its 90% interest in XY to TGL at a total consideration of $13,246,377. A gain on disposal of $5,220,299 was recorded in 2004 for the disposal of our entire 90% attributable interest in XY to TGL.The gain represents the difference between the disposal proceeds and our attributable share of net assets of XY at the date of disposal.

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

From 2000 to 2004, we completed the following turn-key projects: Yongji Development Zone Wastewater Treatment Plant (Phase 1), Guangdong Nanhai City Jinsha Town Wastewater Treatment Plant, Guangdong Sanshui Baini Wastewater Treatment Plant and Guangzhou Yantang Wastewater Treatment Plant. The following table sets forth the company’s turn-key projects which are still in process:

Name of New Turn-key Project	Project value		Capacity/Per Day	Date of commencement of construction
Tianjin City Meichang Town Wastewater Treatment Plant	US$	0.22 million	2,000 tons	Commenced in July 2005
Dayawan Wastewater Treatment Plant	US$	3.38 million	30,000 tons	Expected to Commence in the second quarter of 2006
Yongji Development Zone Wastewater Treatment Plant (Phase 2)	US$	1.45 million	11,000 tons	Commenced in August 2005
China Environment Industrial Park Wastewater Treatment Plant	US$	0.72 million	5,000 tons	Commenced in July 2005
Huangzhuang Industrial Park Wastewater Treatment Plant	US$	0.12 million	1,000 tons	Commenced in July 2005

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

We are exposed to credit risks of our customers. Defaults in payment by our customers will affect our financial position and our profitability. As of December 31, 2005, accounts receivables of $5.22 million accounted for approximately 37% of our current assets. Therefore, our financial position and profitability are dependent on the credit worthiness of our customers. Generally, our credit terms vary from 90 days to 180 days. Defaults in payment by our customers would adversely affect our profitability and cash flow. There was no allowance for doubtful amounts for the years ended December 31, 2004 and 2005. We are unable to provide assurance that risks of default by our customers would not increase in the future, or that we will not experience cash flow problems as a result of such defaults. Should these develop into actual events, our operations will be adversely affected and our profitability may be reduced.

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

Many of our principal customers are local governments, food and beverage processing companies and industrial companies that use our technologies to treat their waste water. In 2005, the Group’s major customers are Beijing Jinqiao Luyuan Environment Protection Investment Development Company Limited and Shenzhen Jukeyuan Industrial Development Company Limited, both independent third parties, which, accounted for approximately 25.2% and 23.4%, respectively, of the Group’s total revenue of 2005. Revenue from Beijing Jinqiao Luyuan Environment Protection Investment Development Company Limited was in relation to the turnkey engineering project of China Environment Industrial Park Wastewater Treatment Plant while revenue from Shenzhen Jukeyuan Industrial Development Company was for the turnkey engineering project of Lechang City Lecheng Wastewater Treatment Plant and the sale of environment protection related products. In 2004, our major customer is the People’s Government of Wuqing District, Tianjin City, which accounted for 100% of our total revenue in relation to the provision of BOT wastewater treatment services.

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

For the two years prior to a reverse acquisition in September 2004, we had not generated significant revenues and were considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. We were seeking business opportunities or potential business acquisitions. Pursuant to a securities purchase agreement and plan of reorganization dated September 9, 2004, as amended, between our company, Evergreen Asset Group Limited, an International Business Company organized under the laws of the British Virgin Islands (“Evergreen” or “EGAG”), and the stockholders of Evergreen, we acquired 100% of the issued and outstanding shares of Evergreen’s capital stock. We issued 83,500,000 shares of our common stock in exchange for all the 300 issued and outstanding shares of Evergreen capital stock which had an estimated value of $4.24 million at the time of such issuance, valued based on the fair market value of the net assets of Evergreen. Since the stockholders of Evergreen acquired approximately 83.5% of our outstanding shares and the Evergreen management team and board of directors became the management team and board of directors of our company, according to FASB Statement No. 141 – “Business Combinations”, this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

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

Due to the reverse acquisition mentioned above, EGAG, pursuant to a group reorganization which was completed in July 2004, acquired 90% equity interests in each of XXM, XY, HY and BJHTSY for cash consideration of RMB12,601,000 (approximately $1,521,860), RMB18,000,000 (approximately $2,173,913), RMB2,700,000 (approximately $326,087) and RMB1,800,000 (approximately $217,391) respectively, all of which are domestic incorporated companies established in the PRC with limited liability.

In March 2003, GDXS entered into a BOT agreement with Xian Yang City Environment Protection Bureau. The BOT agreement was later transferred to Xian Yang Bai Sheng Water Purifying Company Limited (“XY”), after XY was incorporated. The construction of the wastewater plant of XY started in the beginning of 2004. Due to the group reorganization in July 2004, 90% of GDXS’s interest in XY was transferred to EGAG. In October 2004, EGAG entered into a tri-party framework agreement with True Global Limited (“TGL”), an independent party and Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) for the disposal of its 90% interest in XY to TGL at a total consideration of $13,246,377. A gain on disposal of $5,220,299 was recorded in 2004 for the disposal of our entire 90% attributable interest in XY to TGL.The gain represents the difference between the disposal proceeds and our attributable share of net assets of XY at the date of disposal.

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

Credit Policy. As of December 31, 2005 and 2004, our accounts receivables were US$5.22 million and US$0.05 million, respectively. The increase in accounts receivables in 2005 was due to increase in receivable from turnkey engineering projects. There is no allowance for doubtful amounts for both 2005 and 2004.

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

In our previous 2005 10-KSB, we recorded as equity the warrants issued as part of the units sold in our April 2005 convertible debt issuance. Under EITF No. 00-19, the fair value of these warrants should be reported as a liability. Pursuant to the Warrant Agreement, because there is currently no effective registration statement covering the shares of common stock underlying these warrants, these warrants are currently subject to a cashless exercise whereby the warrant holders may surrender their warrants to the company in exchange for shares of common stock. The number of shares of common stock into which a warrant would be exchangeable in such a cashless exercise depends on both the exercise price of the warrants and the market price of the common stock, each at or near the time of exercise. Because both of these factors are variable, it is possible that the company could have insufficient authorized shares to satisfy a cashless exercise. In this scenario, if the company were unable to obtain shareholder approval to increase the number of authorized shares, the company could be obligated to settle such a cashless exercise with cash rather than by issuing shares of common stock. Further, EITF No. 00-19 requires that we record the potential settlement obligation at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through our statement of operations. We will continue to report the potential settlement obligation as a liability until such time as the warrants are exercised or expire or we are otherwise able to modify the warrant agreement to remove the provisions which require this treatment.

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

The September Warrants were issued pursuant to the agreements surrounding the September Private Placement. The subscription agreement contains a liquidated damages clause which requires cash penalties equal to two percent (2.0%) of the purchase price of the registrable securities purchased from the Group and held by the investors each month (or portion thereof) if the Group’s registration statement is not filed with the SEC within thirty (30) days of the final closing, (ii) such registration statement is not declared effective by the SEC within the earlier of one hundred and twenty (120) days from the final closing or three (3) business days of clearance by the SEC to request effectiveness, (iii) such registration statement is not maintained as effective by the Group for the effectiveness period or as allowed by 5(k)(ii) below or (iii) the additional registration statement referred to in Section 5(b) is not filed within thirty (30) days or declared effective within ninety (90) days as set forth therein. As of December 31, 2005, the Group has estimated a registration right liability of $94,981.

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

Results of Operations

For the fiscal year ended December 31, 2005 compared to December 31, 2004

The following table sets forth the items in our consolidated statements of operations for the periods indicated.

	Year ended December 31,
	2005 USD	2004 USD
Revenue from turn-key engineering projects	4,830,613	—
Revenue from BOT wastewater treatment services	302,011	250,571
Revenue from provision of technical services	600,734	—
Revenue from sales of environment protection related products	1,250,611	—

Total revenue	6,983,969	250,571
Cost of revenue for turn-key engineering projects	(2,784,341)
Cost of revenue for BOT wastewater treatment services	(175,077)	(100,072)
Cost of revenue for provision of technical services	(2,406)	—
Cost of revenue for sales of environment protection related products	(310,379)	—

Total cost of revenue exclusive of depreciation and amortization and sales taxes shown separately below	(3,272,203)	(100,072)
Depreciation and amortization	(115,737)	(66,413)
Sales taxes	(369,052)	—

Gross profit	3,226,977	84,086
General and administrative expenses	(820,170)	(1,328,756)

Income/(loss) from operations	2,406,807	(1,244,670)
Other income	54,622	19,295
Interest expense	(42,991)	(2,420)
Non-cash financing charges	(8,001,211)	—
Unrealized gain on financial instruments	5,440,454	—
Share of results in an associate – XL	416,218	130,113
Gain on disposal of interest in a subsidiary – XY	—	5,220,299
Gain on disposal of construction project	635,941	—
Loss on disposal of investment	(472,643)	—

Income before income tax and minority interest	437,197	4,122,617
Income tax expense	(920,001)	(467,911)

(Loss)/income before minority interest	(482,804)	3,654,706
Minority interests	(277,700)	42,243

Net (loss)/income	(760,504)	3,696,949

Basic net (loss)/income per share	(0.01)	0.03

Diluted net (loss)/ income per share	(0.01)	0.03

Revenue. The Company reported total revenue of $6,983,969 for the year ended December 31, 2005 as compared to $250,571 for the year ended December 31, 2004. The total revenue for the year ended December 31, 2005 is comprised of revenue from turn-key engineering projects of $4,830,613, revenue from BOT wastewater treatment services of $302,011, revenue from provision of technical services of $600,734 and revenue from sale of environment protection related products of $1,250,611 while the total revenue of $250,571 for the year ended December 31, 2004 is comprised of revenue from the provision of BOT wastewater treatment services for the Tianjin BOT plant. The revenue from turn-key engineering projects in 2005 as below:

Turn-key engineering projects in 2005	Capacity (tons/day)	Percentage of completion at December 31, 2005
Tianjin City Meichang Town Wastewater Treatment Plant	2,000	80%
Lechang City Lecheng Wastewater Treatment Plant	25,000	100%
Yongji Development Zone Wastewater Treatment Plant (Phase 1)	3,000	100%
Yongji Development Zone Wastewater Treatment Plant (Phase 2)	14,000	32%
China Environment Industrial Park Wastewater Treatment Plant	30,000	44%
Huangzhuang Industrial Park Wastewater Treatment Plant	500	80%

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

Cost of revenue. Our total cost of revenue, exclusive of depreciation and amortization and sales taxes, increased from $100,072 for the year ended December 31, 2004 to $3,272,203 for the year ended December 31, 2005. This is in line with the increase in total revenue for the year ended December 31, 2005 as compared to the total revenue for the year ended December 31, 2004. Cost of revenue for the year ended December 31, 2005 comprised of cost of revenue for turn-key engineering projects of $2,784,341, cost of revenue for BOT wastewater treatment services of $175,077, cost of revenue for provision of technical services of $2,406 and cost of revenue for the sale of environment protection related products of $310,379 whereas cost of revenue for the year ended December 31, 2004 comprised of only cost of revenue for BOT wastewater treatment services of $100,072.

Gross profit. Gross profit as a percentage of total revenue for the years ended December 31, 2005 and 2004 were approximately 46% or $3,226,977 and approximately 34% or $84,086, respectively. The increase is mainly due to the higher gross margin for turnkey projects, provision of technical services and sale of environment protection related products which the company did not engaged in 2004. Gross margin, exclusive of depreciation and amortization and sales taxes, for turn-key engineering projects for the years ended December 31, 2005 was approximately 42% or $2,046,272. There was no revenue from turnkey projects in 2004. Gross margin, exclusive of depreciation and amortization and sales taxes, for BOT wastewater treatment services for the years ended December 31, 2005 and 2004 were approximately 42% or $126,934 and approximately 60% or $150,499. The decrease in gross margin, exclusive of depreciation and amortization and sales taxes, for BOT wastewater treatment services for the year ended December 31, 2005 is mainly due to repair and maintenance cost in 2005. Gross margin, exclusive of depreciation and amortization and sales taxes, for sale of environment protection related products for the year ended December 31, 2005 was approximately 75% or $940,232. Gross margin, exclusive of depreciation and amortization and sales taxes, for provision of technical services for the year ended December 31, 2005 was approximately 99.6% or $598,328. The high gross margin for provision of technical services is mainly because of the low cost of salary for the engineers designated for the provision of such technical services which is a transfer of experience and technical know-how of the company.

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

Loss on disposal of investment. In March 2005, the Group converted the convertible note receivable from China Water Affairs Group Limited (previously know as China Silver Dragon Group Limited) of face value $1,366,997 into 13,260,000 common shares of China Water Affairs Group Limited and an amount receivable of $135,019, after off-setting the deposit received for disposal of a subsidiary. All the shares were subsequently disposed of to Hampton Limited at a consideration of $759,335 and a loss on disposal of investment of $472,643 was recorded.

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

For the fiscal year ended December 31, 2004 compared to December 31, 2003

The following table sets forth the items in our consolidated statements of operations for the periods indicated.

	Fiscal year ended December 31,
	2004	2003
Revenue from construction of waste water treatment plants	$—	$2,889,094
Revenue from water treatment services per BOT agreements	250,571	—

Total revenue	250,571	2,889,094
Cost of revenue for construction of waste water treatment plants	—	(1,828,801)
Cost of revenue for water treatment services per BOT agreements	(100,072)	—

Total cost of revenue exclusive of depreciation and amortization Shown separately below	(100,072)	(1,828,801)
Depreciation and amortization	(66,413)	(17,941)

Gross profit	84,086	1,042,352
General and administrative expenses	(1,328,756)	(337,472)

(Loss)/ income from operations	(1,244,670)	704,880
Other income	19,295	9,240
Interest expense	(2,420)	(28,590)
Share of results in XL	130,113	—
Gain on disposal of interest in XY	5,220,299	—
Impairment loss on other investment	—	(370,097)

Income before income tax	4,122,617	315,433
Income tax expense	(467,911)	(104,093)
Minority interests	42,243	(42,993)

Net income	3,696,949	168,347

Total revenue. Total revenue decreased from $2.89 million in 2003 to $0.25 million in 2004. The 2004 decrease in revenue was primarily due to no turnkey construction revenue was recognized in 2004. Revenue from wastewater treatment services per BOT agreements for 2004 was contributed by the waste water treatment plant of TJ while no such revenue was recorded in 2003. Although total revenue attributable to the operation of wastewater treatment plants under the BOT agreements was only $0.25 million in 2004, we expect such fees to increase in 2005.

Gross Profit. Gross profit decreased from $1.04 million in 2003 to $0.08 million in 2004 and, as a percentage of total revenue, decreased from 36.08% in 2003 to 33.56% in 2004. The decrease in gross profit for 2004 was primarily due to no turnkey construction revenue was recognized in 2004 while the lower gross profit margin as a percentage of total revenue was due to the lower gross profit margin for BOT projects as compare to that for turnkey engineering projects.

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

Operating income. In 2003, the operating income was $0.70 million while in 2004, the operating loss was $1.24 million. The operating loss was due to low gross profit which is not sufficient to cover the high selling, general and administrative expenses.

Share of results in an associate –XL. This represents the share of net profits in Xin Le Sheng Mei Water Purifying Company Limited in which the Group has 35% equity interest. Share of results in XL for the year ended December 31, 2004 was $130,113. There was no share of results in an associate – XL in 2003 as the 55% equity interest in XL was disposed of in 2004.

Gain on disposal of interest in subsidiary XY. We recorded a $5.22 million gain in 2004 on the disposal of our entire 90% attributable interest in “XY” at a consideration of $13,246,377. The transaction was consummated on October 26, 2004. No revenue was generated from XY prior to the date of disposition as the waste water treatment plant was still under construction.The gain represents the difference between the disposal proceeds and our attributable share of net assets of XY at the date of disposal.

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

On September 14, 2005, we closed a private placement to accredited investors of units consisting of shares of our common stock and warrants to purchase shares of our common stock for aggregate gross proceeds of $4.83 million. Pursuant to the subscription agreements entered into with these investors, we issued to the investors 161 units at a price of $30,000 per unit. Each unit consisted of 200,000 shares of our common stock, priced at $0.15 per share, and warrants to purchase 200,000 shares of our common stock over a five year period at an exercise price of $0.20 per share. Pursuant to the terms of the subscription agreements, we granted the investors limited registration rights for all common shares comprising the units, including the common shares issuable on exercise of the warrants.

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

/s/ PKF

Certified Public Accountants

Hong Kong SAR

March 31, 2006

CHINA EVERGREEN ENVIRONMENTAL CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005 USD	2004 USD
ASSETS

Current assets
Cash and cash equivalents	175,224	336,079
Accounts receivable (Note 9)	5,220,940	46,960
Prepayment, deposits and other receivables (Note 10)	5,942,751	10,193,404
Amounts due from related companies (Note 11)	887,277	3,158,328
Amounts due from directors (Note 12)	—	26,794
Amount due from an associate (Note 13)	1,772,052	1,744,775
Deferred tax assets (Note 24(b))	187,267	199,981

Total current assets	14,185,511	15,706,321

Infrastructure assets, net (Note 5)	7,773,485	3,305,089
Property, plant and equipment, net (Note 6)	343,709	330,865
Convertible note receivable (Note 7)	—	1,366,997
Deposits paid for acquisition of property, plant and equipment	635,500	543,478
Deposit paid for acquisition of a subsidiary (Note 30)	2,047,527	—
Interests in an associate (Note 8)	815,613	383,736

Total assets	25,801,345	21,636,486

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Financial instruments (Note 18)	6,244,381	—
Unsecured loan (Note 14)	86,741	229,468
Other borrowing (Note 15)	24,783	24,155
Accounts payable	6,804,711	8,755,148
Accruals and other liabilities (Note 16)	1,398,054	526,068
Amounts due to directors (Note 12)	716,598	606,645
Amounts due to related companies (Note 17)	230,836	2,864,506
Deposit received for disposal of a subsidiary (Note 31)	—	350,514
Income tax payable	1,557,167	626,249

Total current liabilities	17,063,271	13,982,753

Minority interests (Note 19)	821,704	198,015

Stockholders’ equity
Common stock, USD0.001 par value, 200,000,000 shares authorized; 135,903,698 shares issued and outstanding at December 31, 2005 and 99,999,997 shares issued and outstanding at 2004 (Note 21)	103,704	100,000
Additional paid-in capital	4,837,392	3,841,096
Retained earnings	2,754,118	3,514,622
Accumulated other comprehensive income	221,156	—

Total stockholders’ equity	7,916,370	7,455,718

Total liabilities and stockholders’ equity	25,801,345	21,636,486

see accompanying notes to consolidated financial statements

CHINA EVERGREEN ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year ended December 31,
	2005 USD	2004 USD
Revenue from turn-key engineering projects	4,830,613	—
Revenue from BOT wastewater treatment services	302,011	250,571
Revenue from provision of technical services	600,734	—
Revenue from sales of environment protection related products	1,250,611	—

Total revenue (Note 26)	6,983,969	250,571

Cost of revenue for turn-key engineering projects	(2,784,341)	—
Cost of revenue for BOT wastewater treatment services	(175,077)	(100,072)
Cost of revenue for provision of technical services	(2,406)	—
Cost of revenue for sales of environment protection related products	(310,379)	—

Total cost of revenue exclusive of depreciation and amortization and sales taxes shown separately below	(3,272,203)	(100,072)

Depreciation and amortization	(115,737)	(66,413)
Sales taxes	(369,052)	—

Gross profit	3,226,977	84,086

General and administrative expenses	(820,170)	(1,328,756)

Income/(loss) from operations	2,406,807	(1,244,670)

Other income (Note 22)	54,622	19,295

Interest expense (Note 23)	(42,991)	(2,420)

Non-cash financing charges (Note 18)	(8,001,211)	—

Unrealized gain on financial instruments (Note 18)	5,440,454	—

Share of results in an associate – XL (Note 8)	416,218	130,113

Gain on disposal of interest in a subsidiary - XY	—	5,220,299

Gain on disposal of construction project	635,941	—

Loss on disposal of investment (Note 7)	(472,643)	—

Income before income tax and minority interest	437,197	4,122,617

Income tax expense (Note 24(a))	(920,001)	(467,911)

(Loss)/income before minority interests	(482,804)	3,654,706

Minority interests (Note 19)	(277,700)	42,243

Net (loss)/income	(760,504)	3,696,949

Basic net (loss)/income per share (Note 20)	(0.01)	0.03

Diluted net (loss)/ income per share (Note 20)	(0.01)	0.03

see accompanying notes to consolidated financial statements

CHINA EVERGREEN ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in capital USD	Retained earnings/ (accumulated deficit) USD	Accumulated other comprehensive income USD	Total stockholders’ equity USD
	No. of shares	Amount USD
At January 1, 2004	83,500,000	83,500	3,708,891	(182,327)	—	3,610,064
Recapitalization	16,499,997	16,500	132,205	—	—	148,705
Net income	—	—	—	3,696,949	—	3,696,949

	99,999,997	100,000	3,841,096	3,514,622	—	7,455,718

At January 1, 2005	99,999,997	100,000	3,841,096	3,514,622	—	7,455,718
Issue of shares in September (Notes 18 and 21)	32,200,000	32,200	—	—	—	32,200
Share issued in October for conversion of convertible debenture	3,703,701	3,704	996,296	—	—	1,000,000
Shares issued accounted for as liability (Notes 18 and 21)	—	(32,200)	—	—	—	(32,200)
Foreign currency translation adjustments	—	—	—	—	221,156	221,156
Net loss	—	—	—	(760,504)	—	(760,504)

At December 31, 2005	135,903,698	103,704	4,837,392	2,754,118	221,156	7,916,370

see accompanying notes to consolidated financial statements

CHINA EVERGREEN ENVIRONMENTAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2005 USD	2004 USD
Cash flows from operating activities :

Net (loss)/income	(760,504)	3,696,949
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	115,737	66,413
Non-cash financing charges	8,001,211	—
Unrealized gain in financial instruments	(5,440,454)	—
Provision of inventories	—	12,559
Decrease/(increase) in deferred tax assets	17,677	(42,644)
Minority interests	277,700	(18,089)
Gain on disposal of interest in a subsidiary – XY	—	(5,220,299)
Loss on disposal of investment	472,643	—
Share of results in an associate – XL	(416,218)	(130,113)

Changes in operating assets and liabilities :
Decrease in accounts receivable	4,427,952	37,399
Increase in prepayment, deposits and other receivables	(5,102,193)	(7,160,941)
Decrease in amounts due from related companies	2,321,593	1,012,593
Decrease/(increase) in amounts due from directors	27,122	(722,263)
(Decrease)/increase in accounts payable	(2,148,974)	6,944,138
Increase/(decrease) in accruals and other liabilities	846,754	(533,723)
Increase in amounts due to directors	92,900	561,655
Increase in income tax payable	902,322	507,433

Net cash provided by/(used in) operating activities	3,635,268	(988,933)

Cash flows used in investing activities :
Deposit paid for acquisition of a subsidiary	(2,019,993)	—
Deposit paid for acquisition of property, plant and equipment	—	(543,478)
Cash inflow arising from disposal of interest in a subsidiary – XY	(76,832)	5,359,385
Acquisition of property, plant and equipment	(54,474)	(4,691)
Acquisition of infrastructure assets	(4,389,509)	(2,405,113)
Decrease/(increase) in amount due from an associate	17,882	(55,682)
Decrease in deposit received for disposal of a subsidiary	(354,799)	—
Recapitalization	—	77,282

Net cash (used in)/provided by investing activities	(6,877,725)	2,427,703

Cash flows from financing activities :
Net proceeds from disposal of investment	911,065	—
Net proceeds from issuance of financial instruments	4,623,207	—
Repayment of unsecured loans	(146,699)	(1,157,247)
Initial capital injection of HDFF	260,223	—
Additional capital injection of BJHTSY	99,133	—
Decrease in amount due to a related company	(2,671,793)	—

Net cash provided by/(used in) financing activities	3,075,136	(1,157,247)

Effect of foreign currency translation on cash and cash equivalents	6,466	—

Net (decrease)/increase in cash and cash equivalents	(160,855)	281,523

Cash and cash equivalents, beginning of year	336,079	54,556

Cash and cash equivalents, end of year	175,224	336,079

see accompanying notes to consolidated financial statements

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	CHANGE OF COMPANY NAME

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

2.	BASIS OF PRESENTATION

(i)	The accompanying consolidated financial statements of CEEC and its subsidiaries - Evergreen Asset Group Limited (“EGAG”), Evermaster Group Limited (“Evermaster”), Everbury Holdings Limited (“Everbury”), Guang Dong Xin Xing Mei Biology Company Limited (“XXM”), Tian Jin Shi Sheng Water Treatment Company Limited (“TJ”), Hai Yang City Sheng Shi Environment Protection Company Limited (“HY”), Bei Jing Hao Tai Shi Yuan Water Purifying Company Limited (“BJHTSY”) and Han Dan Cheng Sheng Water Affairs Company Limited (“HDFF”) (the “Group”) have been prepared in accordance with generally accepted accounting principles in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation.

(ii)	On October 15, 2004, CEEC completed a share exchange with the stockholders of EGAG which was incorporated in the British Virgin Islands on April 20, 2004 under the International Business Companies Act, British Virgin Islands (the “Exchange”) . In the Exchange, CEEC acquired 300 shares representing all the issued and outstanding common stock of EGAG from the stockholders of EGAG (the “Shareholders”) in exchange for the issuance of 83,500,000 shares of common stock of CEEC to the Shareholders.

The Exchange has been accounted for as a recapitalization of EGAG whereby the assets and liabilities and operations of EGAG become the assets and liabilities and operations of CEEC with no adjustments to the historical basis of assets and liabilities of EGAG and the operations consolidated. The 16,499,997 shares of CEEC outstanding prior to the Exchange are accounted for at the net book value at the time of the transaction, approximately $148,705. The accompanying financial statements reflect the recapitalization of the shareholders equity as if the transaction occurred as of the beginning of the first period presented.

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

Concentration of credit risk

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of a major customer which is stated in note 26 to the consolidated financial statements. The Group does not require collateral or other security to support client’s receivables. The Group conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

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

In March 2005, the Group converted the convertible note receivable from China Water Affairs Group Limited (previously know as China Silver Dragon Group Limited) of face value USD1,366,997 into 13,260,000 common shares of China Water Affairs Group Limited and an amount receivable of USD135,019, after off-setting the deposit received for disposal of a subsidiary. All the shares were subsequently disposed of to Hampton Limited (Note 10) at a consideration of USD759,335 and a loss on disposal of investment of USD472,643 was recorded.

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

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	ACCOUNTS RECEIVABLE

	December 31,
	2005 USD	2004 USD
Accounts receivable	5,220,940	46,960

Accounts receivable as at December 31, 2005 represents mainly (i) amounts receivable from Shenzhen Jukeyuan Industrial Development Company Limited for the sale of environment protection related products amounting to USD449,814, and (ii) amounts receivable for turn-key engineering projects from the following waste water treatment plants :-

Customer	Turn-key engineering project	USD
Tianjin City Wuqing Zone Fuyuan Economic Development Company Limited	Tianjin City Meichang Town Wastewater Treatment Plant	147,212
The Management Committee of Yongji Economic Development Zone	Yongji Development Zone Wastewater Treatment Plant (Phase 1)	61,223
The Management Committee of Yongji Economic Development Zone	Yongji Development Zone Wastewater Treatment Plant (Phase 2)	515,362
China Environment Industrial Park, Beijing	China Environment Industrial Park Wastewater Treatment Plant	1,629,720
Tianjin City Wuqing Zone Huangzhuang Indusrial Park	Huangzhuang Industrial Park Wastewater Treatment Plant	99,132
Shenzhen Jukeyuan Industrial Development Company Limited	Lechang City Lecheng Wastewater Treatment Plant	1,813,635

		4,266,284

There was no allowance for doubtful amounts for the years ended December 31, 2005 and 2004.

10.	PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

	December 31,
	2005 USD	2004 USD
Prepayment	74,624	47,186
Deposits	42,939	18,116
Other receivables:
Amounts receivable from True Global Limited	2,627,014	9,416,039
Amounts receivable from Hampton Limited (Note 7)	395,583	—
Amounts receivable from Zeng Xiangfeng	2,429,988	—
Advances and miscellaneous receivables	372,603	712,063

	5,942,751	10,193,404

Amounts due from Zeng Xiangfeng, an independent party, were deposits for acquisition of wastewater treatment plants. Due to a deferment in the proposed acquisition, the company has given a notice to withdraw the amounts in February 2006.

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

All amounts are interest-free, unsecured and repayable on demand.

18.	FINANCIAL INSTRUMENTS

The fair values of the financial instruments as of December 31, 2005 are as below :-

USD
Warrants issued in April, at fair value	450,000
Warrants issued in September, at fair value	5,667,200
Shares issued in September, accounted for as liability	32,200
Registration right liability	94,981

6,244,381

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

In our previous 2005 10-KSB, we recorded as equity the warrants issued as part of the units sold in our April 2005 convertible debt issuance. Under EITF No. 00-19, the fair value of these warrants should be reported as a liability. Pursuant to the Warrant Agreement, because there is currently no effective registration statement covering the shares of common stock underlying these warrants, these warrants are currently subject to a cashless exercise whereby the warrant holders may surrender their warrants to the company in exchange for shares of common stock. The number of shares of common stock into which a warrant would be exchangeable in such a cashless exercise depends on both the exercise price of the warrants and the market price of the common stock, each at or near the time of exercise. Because both of these factors are variable, it is possible that the company could have insufficient authorized shares to satisfy a cashless exercise. In this scenario, if the company were unable to obtain shareholder approval to increase the number of authorized shares, the company could be obligated to settle such a cashless exercise with cash rather than by issuing shares of common stock. Further, EITF No. 00-19 requires that we record the potential settlement obligation at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through our statement of operations. We will continue to report the potential settlement obligation as a liability until such time as the warrants are exercised or expire or we are otherwise able to modify the warrant agreement to remove the provisions which require this treatment.

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

The September Warrants were issued pursuant to the agreements surrounding the September Private Placement. The subscription agreement contains a liquidated damages clause which requires cash penalties equal to two percent (2.0%) of the purchase price of the registrable securities purchased from the Group and held by the investors each month (or portion thereof) if the Group’s registration statement is not filed with the SEC within thirty (30) days of the final closing, (ii) such registration statement is not declared effective by the SEC within the earlier of one hundred and twenty (120) days from the final closing or three (3) business days of clearance by the SEC to request effectiveness, (iii) such registration statement is not maintained as effective by the Group for the effectiveness period or as allowed by 5(k)(ii) below or (iii) the additional registration statement referred to in Section 5(b) is not filed within thirty (30) days or declared effective within ninety (90) days as set forth therein. As of December 31, 2005, the Group has estimated a registration right liability of $94,981.

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

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	MINORITY INTERESTS

	December 31,
	2005 USD	2004 USD
At January 1	198,015	449,515
Minority interests in the consolidated statements of operations	277,700	(42,243)
Initial capital injection of BJHTSY	—	24,154
Release on disposal of XY	—	(233,411)
Additional capital injection of BJHTSY	99,133	—
Initial capital injection of HDFF	260,223	—
Translation difference	(13,367)	—

At December 31	821,704	198,015

20.	BASIC NET (LOSS)/INCOME PER SHARE

(i)	The basic net (loss)/income per share is calculated using the net income and the weighted average number of shares outstanding during the year.

	Year ended December 31,
	2005	2004
Net (loss)/income (USD)	(599,649)	3,696,949

Weighted average number of common shares outstanding	110,549,423	139,748,509

Basic net (loss)/income per share (USD)	(0.01)	0.03

(ii)	The diluted net (loss)/income per share is calculated using the net income and the weighted average number of shares outstanding during the year together with shares issuable upon exercise of all warrants issued.

	Year ended December 31,
	2005	2004
Net (loss)/income (USD)	(599,649)	3,696,949

Diluted weighted average number of common shares outstanding	110,549,423	139,748,509

Diluted net (loss)/income per share (USD)	(0,01)	0.03

As the April warrants and the September Warrants as disclosed in Note 18 are anti-dilutive, they are being excluded from the calculation of diluted earnings per shares.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.	COMMON STOCK

	No. of shares	Amount USD
Authorized :-

Common stock at USD0.001 par value
At December 31, 2005 and 2004	200,000,000	200,000,000

Preferred stock at USD0.001 par value
At December 31, 2005 and 2004	50,000,000	50,000,000

Issued and outstanding :-

Common stock at USD0.001 par value
At January 1, 2004	83,500,000	83,500
Recapitalization	16,499,997	16,500

At December 31, 2004 and January 1, 2005	99,999,997	100,000
Issue of shares	35,903,701	35,904
Shares issued accounted for as liability (Note 18)	—	(32,200)

At December 31, 2005	135,903,698	103,704

22.	OTHER INCOME

	Year ended December 31,
	2005 USD	2004 USD
Exchange gain	40,981	—
Bank interest income	—	5,215
Other income	13,641	14,080

	54,622	19,295

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	INTEREST EXPENSE

	Year ended December 31,
	2005 USD	2004 USD
Interest on unsecured loans wholly repayable within one year	12,625	2,420
Interest on debenture	30,366	—

	42,991	2,420

24.	INCOME TAXES

(a)	The income tax expense consisted of the following :-

	Year ended December 31,
	2005 USD	2004 USD
Current tax :
PRC	(902,324)	(510,555)
Deferred tax :
PRC	(17,677)	42,644

Total income tax expense	(920,001)	(467,911)

The provision for income tax represents the provision for PRC enterprise income tax calculated at the standard income tax rate of 33% on the assessable profits of the PRC’s subsidiaries and the standard withholding income tax rate of 10% on the total revenue generated by EGAG, a company incorporated in the British Virgin Islands, in the PRC.

Income tax expense can be reconciled with the amount computed by applying the statutory income tax rate to income before income tax as follows :-

	Year ended December 31,
	2005 USD	2004 USD
Income before income tax	437,197	4,122,617

Expected income tax expense at PRC statutory income tax rate of 33%	(144,275)	(1,360,464)
Under provision in prior years	(436,804)	—
Income not taxable for tax purposes	—	48,968
Tax rate differential - Note	3,832	1,104,152
Tax effect of unrecognized tax losses	(831,882)	—
Utilization of tax loss	367,832	—
Others	121,296	—
Valuation allowances	—	(260,567)

Income tax expense	(920,001)	(467,911)

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	INCOME TAXES (CONT’D)

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

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	PENSION PLANS

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

Pension contributions for 2005 and 2004 amounted to USD8,409 and USD13,981 respectively.

26.	CONCENTRATION

In 2005, the Group’s major customers are Beijing Jinqiao Luyuan Environment Protection Investment Development Company Limited and Shenzhen Jukeyuan Industrial Development Company Limited, both independent third parties, which, accounted for approximately 25.2% and 23.4%, respectively, of the Group’s total revenue of 2005. Revenue from Beijing Jinqiao Luyuan Environment Protection Investment Development Company Limited was in relation to the turnkey engineering project of China Environment Industrial Park Wastewater Treatment Plant while revenue from Shenzhen Jukeyuan Industrial Development Company was for the turnkey engineering project of Lechang City Lecheng Wastewater Treatment Plant and the sale of environment protection related products.

In 2004, the Group’s major customer is the People’s Government of Wuqing District, Tianjin City, which accounted for 100% of the Group’s total revenue in relation to the provision of BOT wastewater treatment services.

27.	COMMITMENTS

Capital commitment

At December 31, 2005, capital expenditure contracted for but not recognized in these financial statements was as follows :-

	December 31,
	2005 USD	2004 USD
Capital expenditures	5,928,800	3,103,042

The amount represents the unpaid amount of the total contract sum for constructing the waste water treatment plants of BJHTSY and HDFF together with the unpaid amount of contract sum for the turn-key engineering projects. The amount is expected to be paid within two years.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28.	RELATED PARTY TRANSACTIONS

Apart from those as disclosed in notes 11 to 13 and 17, the Group had the following transactions with its related parties :-

		Year ended December 31,
Related party	Nature of transaction	2005 USD	2004 USD
GDXS	Deposit paid for acquisition of subsidiary	2,047,527	—
BJZC	Purchase of materials for construction	1,094,186	—
BJZC	Deposit paid for acquisition of property,
	plant and equipment	—	543,478

29.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended December 31,
	2005 USD	2004 USD
(i) Interest paid	42,991	2,420

(ii) Non-cash investing activities
Conversion of Convertible debenture	1,000,000	—
Infrastructure assets (Note 5)	—	632,232
Convertible note receivable (Note 7)	—	1,366,997

30.	DEPOSIT FOR ACQUISITION OF A SUBSIDIARY

On December 23, 2005, the Group entered into an agreement with GDXS for the acquisition of the equity interest in a company that owns a BOT facility in Tian Jin city for a consideration of approximately USD2,047,527 through setting off the amount due from GDXS. The amount is treated as deposit until approval from the local government of Tian Jin city is received.

31.	DEPOSIT RECEIVED FOR DISPOSAL OF A SUBSIDIARY

On December 17, 2003, XXM entered into two sale and purchase agreements with an independent third party, a wholly-owned subsidiary of China Water Affairs Group Limited, in relation to the disposal of 55% equity interests in TJ and XL and the stockholder’s loans at a consideration of USD350,514 and USD1,927,815 respectively. The total consideration of USD2,278,329 will be settled by cash of USD911,332 within one year and by issuing a convertible note of USD1,366,997.

CHINA EVERGREEN ENVIRONMENTAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

31.	DEPOSIT RECEIVED FOR DISPOSAL OF A SUBSIDIARY (CONT’D)

The convertible note bears interest at 6% per annum with maturity date of three years from the date of issuance and are repayable after three years from the date of issuance or convertible into shares of China Water Affairs Group Limited, at the option of the holder, at the conversion price of approximately USD 0.103 subject to adjustments as stipulated in the convertible note at any time after six months from the date of issuance. In March 2005, the convertible note was converted into 13,260,000 common shares of China Water Affairs Group Limited and an amount receivable of USD135,019 (Note 7), after off-setting the deposit received for disposal of a subsidiary as discuss below.

At December 31, 2004, the equity interest in XL were disposed to China Water Affairs Group Limited, while the procedure for disposal of stake in TJ could not be completed due to prohibition by the government of Tian Jin city. As such, the entire amount of the deposit received for disposal of a subsidiary represented the outstanding deposit received for the disposal of TJ. The amount was off-set against the amount receivable from the conversion of the convertible note in March 2005 (Note 7).

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

Item 8A. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

In the process of filing our registration statement, we identified certain accounting errors in our reported US GAAP annual results for fiscal 2004 and 2005 and certain quarterly results in 2005 and 2006. As a result, we have restated the amounts and disclosures in those annual financial statements.

The financial statements which should no longer be relied upon include:

(i)	the audited consolidated financial statements contained in our report on Form 10-KSB for the fiscal year ended December 31, 2004 (the “2004 10-KSB”), filed with the SEC on April 15, 2005, Amendment No. 1 to the 2004 10-KSB filed on July 15, 2005, and Amendment No. 2 to the 2004 10-KSB filed on January 13, 2006 ;

(ii)	the audited consolidated financial statements contained in our report on Form 10-KSB for the fiscal year ended December 31, 2005 (the “2005 10-KSB”), filed with the SEC on April 17, 2006;

(iii)	the unaudited consolidated financial statements contained in our quarterly report on Form 10-QSB for the quarterly period ended March 31, 2005 (the “March 31, 2005 10-QSB”), filed with the SEC on May 24, 2005;

(iv)	the unaudited consolidated financial statements contained in our quarterly report on Form 10-QSB for the quarterly period ended June 30, 2005 (the “June 30, 2005 10-QSB”), filed with the SEC on August 15, 2005;

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

In the previously filed 2004 10-KSB, as amended to date, and comparative figures in our previously filed 2005 10-KSB, the accounting treatment for the construction revenue of XY does not comply with SOP 81-1 or EITF 00-21. As a result, we will file an amendment to the 2004 10-KSB and 2005 10-KSB with adjusted disclosure to record the transaction as part of the gain on the disposal of the XY subsidiary rather than as revenue from construction of wastewater treatment plant. As such our adjusted total revenue for the fiscal year ended December 31, 2004 was $250,571 and the adjusted gain on disposal of interest in a subsidiary - XY was $5,220,299. Due to the same reason, account receivable from TGL amounted to $9,416,039 as of December 31, 2004 will be reclassified to prepayment, deposits and other receivables in our upcoming amendment to the 2004 10-KSB, comparative figures in this amendment to the 2005 10-KSB and comparative figures in the upcoming or recently filed amendments to the June 30, 2005 10-QSB and September 30, 2005 10-QSB.

Group reorganization

In Note 2(ii) and 2(iii) to the consolidated financial statements contained in the previously filed 2004 10-KSB and 2005 10-KSB and Note 2 to the consolidated financial statements contained in the previously filed March 31, 2005 10-QSB, June 30, 2005 10-QSB, September 30, 2005 10-QSB and March 31, 2006 10-QSB, we disclosed group reorganization transactions. Pursuant to rules promulgated by the SEC, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction, rather than a business combination. As such, no disclosures are required under FAS 141 because the transactions described were not business combinations. For accounting purposes, the transaction has been treated as a reverse acquisition and a recapitalization, and pro-forma information is not presented. Accordingly, the upcoming amendments to the 2004 10-KSB, this amendment to the 2005 10-KSB, and the recent or upcoming amendments to the March 31, 2005 10-QSB, June 30, 2005 10-QSB, September 30, 2005 10-QSB and March 31, 2006 10-QSB will not include references to the group reorganization transactions throughout the financial statements. We will also restate the common stock immediately after the recapitalization to $100,000 in the upcoming amended March 31, 2005 10-QSB and have done so in the recent amended June 30, 2005 10-QSB.

Reclassification of April warrants

In our previously filed 2005 10-KSB, June 30, 2005 10-QSB and March 31, 2006 10-QSB, we recorded as equity the warrants issued as part of the units sold in our April 2005 convertible debt issuance. Under EITF No. 00-19, the fair value of these warrants should be reported as a liability. Pursuant to the Warrant Agreement, because there is currently no effective registration statement covering the shares of common stock underlying these warrants, these warrants are currently subject to a cashless exercise whereby the warrant holders may surrender their warrants to the company in exchange for shares of common stock. The number of shares of common stock into which a warrant would be exchangeable in such a cashless exercise depends on both the exercise price of the warrants and the market price of the common stock, each at or near the time of exercise. Because both of these factors are variable, it is possible that the company could have insufficient authorized shares to satisfy a cashless exercise. In this scenario, if the company were unable to obtain shareholder approval to increase the number of authorized shares, the company could be obligated to settle such a cashless exercise with cash rather than by issuing shares of common stock. Further, EITF No. 00-19 requires that we record the potential settlement obligation at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through our statement of operations. We will continue to report the potential settlement obligation as a liability until such time as the warrants are exercised or expire or we are otherwise able to modify the warrant agreement to remove the provisions which require this treatment. In addition to this restatement of our 2005 10-KSB, we will restate our June 30, 2005 10-QSB and our March 31, 2006 10-QSB to reclassify the April 2005 warrants as a liability.

April and September 2005 Private Placements—non-cash financing charges

In our June 30, 2005 10-QSB, we did not record any non-cash financing charges and in our September 30, 2005 10-QSB, as amended to date, we did not properly record the non-cash financing charges. Non-cash financing charges represent the amount by which the fair value of derivative liabilities issued exceeds the amount of proceeds received, as an expense at the date of issuance of the April convertible debenture and the September private placement. We will restate our June 30, 2005 10-QSB and our September 30, 2005 10-QSB to record the non-cash financing charges, which represent the amount by which the fair value of derivative liabilities issued exceeds the amount of proceeds received, as an expense at the date of issuance of the April convertible debenture and the September private placement. As a result of the recording of non-cash financing charges, certain expenses which were previously recorded under general and administrative expenses in our September 30, 2005 10-QSB will be reclassified under non-cash financing charges.

April 2005 Private Placements—unrealized gains or losses in financial instruments

In our June 30, 2005 10-QSB and our September 30, 2005 10-QSB, as amended to date, we did not record properly the unrealized gains or losses in financial instruments, which represent the change in fair market value of the financial instruments at each reporting date for the April warrants and the bifurcated conversion feature for the convertible debenture. The unrealized gains or losses in financial instruments should have been reported in those filings. We will restate the June 30, 2005 10-QSB and September 30, 2005 10-QSB, as amended to date, to record the unrealized gains or losses in financial instruments which represent the change in fair market value of the financial instruments at each reporting date for the April warrants and the bifurcated conversion feature for the convertible debenture.

Interest in associate

In our June 30, 2005 10-QSB and our September 30, 2005 10-QSB, as amended to date, the comparative figures for our interest in associate as of December 31, 2004 were recorded based on an effective percentage of equity attributable to the group of 31.5% instead of a direct interest of 35%. We will restate the comparative figures for our interest in associate as of December 31, 2004 in the June 30, 2005 10-QSB and September 30, 2005 10-QSB to include our interest in associate based on a direct interest of 35%.

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

Other than those disclosed above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal year ended December 31, 2005.

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

	Annual Compensation				Long-Term Compensation
Name and Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards ($)	Common Shares Underlying Options Granted (# Shares)	All Other Compensation
Chong Liang Pu, Chief Executive Officer	2005 2004	$-0- 24,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-

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

Item 13. Exhibits.

Index To Exhibits

2.1	Securities Purchase Agreement and Plan of Reorganization (1)

2.2	Amendment No. 1 to Securities Purchase Agreement and Plan of Reorganization (1)

3.3	Certificate of Amended and Restated Articles of Incorporation (3)

3.4	Bylaws (4)

3.5	Amendments to Bylaws (3)

10.1	BOT Investment and Operation Contract for Sewage Treatment Plant between Guangdong Xinsheng Environmental Protection Co., Ltd. and City Administration of Feng Feng Mining Area of Handon City, Hebei Province (5)

10.2	Investment Management Contract dated August 14, 2002 between Guangdong Xinxingmei Environmental Protection Science and Technology Investment Co., Ltd. and The People’s Government of Wuqing District, Tianjin City (5)

10.3	BOT Investment Contract dated July 4, 2003 between Guandong Xinsheng Environmental Co., Ltd. and People’s Government of Shunyi District, Beijing (5)

10.4	Contract for BOT Project Investment and Operation between Guandong Xinsheng Environmental Co., Ltd. and Shandong Haiyang Planning and Construction Administration (5)

10.5	Agreement with Shenzhen Jukeyuan Industry Development Co., Ltd. dated July 28, 2005(5)

10.6	Agreement with Tianjin Wuqing Huangzhuang Industrial Zone dated July 20, 2005(5)

10.7	Agreement with Tianjin Wuqing Fuyuan Economic Development Co., Ltd. dated May 28, 2005(5)

10.8	Agreement with Beijing Jinqiao Luyuan Environmental Protection Investment and Development Co., Ltd. dated August 4, 2005(5)

10.9	Agreement with Yongji Economic Development Zone Land Planning and Construction Bureau dated August 6, 2005(5)

10.10	License Agreement with Chong Liang Pu(6)

16	Letter re Change in Certified Registered Public Account (2)

21.1	List of Subsidiaries (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as part of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2004.
(2)	Previously filed as part of the Company’s current report on Form 8-K/A filed with the Securities and Exchange Commission on December 30, 2004.
(3)	Previously filed as part of the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005.
(4)	Previously filed as part of the Company’s Form 10-SB filed with the Securities and Exchange Commission on May 24, 1999.
(5)	Previously filed as part of Amendment Number 1 to Registration Statement on Form SB-2, filed January 12, 2006, 1933 Act Number : 333-129064.
(6)	Previously filed as Exhibit 10.5 to the Company’s annual report on Form 10-KSB/A filed with the Securities and Exchange Commission on July 15, 2005.
(7)	Previously filed as Exhibit 21.1 to the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006.

Item 14. Principal Accountant Fees and Services

Our board of directors has selected PKF Hong Kong SAR as our independent accountants to audit our consolidated financial statements for the two fiscal years ended December 31, 2005 and 2004. Wm Andrew Campbell C.A. previously audited our consolidated financial statements for the two fiscal years ended December 31, 2003 and 2002.

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

CHINA EVERGREEN ENVIRONMENTAL CORPORATION

Date: September 25, 2006	By:	/s/ Chong Liang Pu
Chong Liang Pu, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chong Liang Pu CHONG LIANG PU	President, Chief Executive Officer, and Director	September 25, 2006

/s/ Peh Chung Lim PEH CHUNG LIM	Chief Financial Officer	September 25, 2006

/s/ Lin Hong Ye LIN HONG YE	Director	September 25, 2006

/s/ Shi Rong Jiang SHI RONG JIANG	Director	September 25, 2006