Form 10QSB/A
period 2006-03-31
China Evergreen Environmental CORP
filed 2006-09-25
CIK 1083459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendement No. 1

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

PART 1 - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

The financial statements and related notes are included as part of this Quarterly Report as indexed in the appendix on page 13 through 25.

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

Penalty for late filing of registration statement. This represents the penalty accrued for late filing of the registration statement for the private placement sale to accredited investors of units consisting of shares of our common stock and warrants to purchase shares of our common stock for aggregate gross proceeds of $4.83 million conducted in September 2005 amounted to $246,269. The subscription agreement contains a liquidated damages clause which requires cash penalties equal to two percent (2.0%) of the purchase price of the registrable securities purchased from the Company and held by the investors each month (or portion thereof) if the Company’s registration of stock does not become effective within the earlier of sixty (60) days from the first filing date of the Registration Statement or three (3) business days of clearance by the Commission to request effectiveness.

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

ITEM 3 CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our disclosure controls and procedures and have concluded that the disclosure controls and procedures are not effective as of the end of the period covered by this report as discussed below. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as this term is defined under the rules of the SEC) as of August 10, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of August 10, 2006, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the US Securities Exchange Act of 1934 as a result of material weaknesses in our internal control over financial reporting described below.

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

In the previously filed 2004 10-KSB, as amended to date, and comparative figures in our original filing of the 2005 10-KSB, the accounting treatment for the construction revenue of XY does not comply with SOP 81-1 or EITF 00-21. As a result, we will file an amendment to the 2004 10-KSB and 2005 10-KSB with adjusted disclosure to record the transaction as part of the gain on the disposal of the XY subsidiary rather than as revenue from construction of wastewater treatment plant. As such our adjusted total revenue for the fiscal year ended December 31, 2004 was $250,571 and the adjusted gain on disposal of interest in a subsidiary - XY was $5,220,299. Due to the same reason, account receivable from TGL amounted to $9,416,039 as of December 31, 2004 will be reclassified to prepayment, deposits and other receivables in our upcoming amendment to the 2004 10-KSB and comparative figures in the recent or upcoming amendments to the 2005 10-KSB, June 30, 2005 10-QSB and September 30, 2005 10-QSB.

Group reorganization

In Note 2(ii) and 2(iii) to the consolidated financial statements contained in the 2004 10-KSB and 2005 10-KSB and Note 2 to the consolidated financial statements contained in the previously filed March 31, 2005 10-QSB, June 30, 2005 10-QSB, September 30, 2005 10-QSB and March 31, 2006 10-QSB, we disclosed group reorganization transactions. Pursuant to rules promulgated by the SEC, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction, rather than a business combination. As such, no disclosures are required under FAS 141 because the transactions described were not business combinations. For accounting purposes, the transaction has been treated as a reverse acquisition and a recapitalization, and pro-forma information is not presented. Accordingly, the recent or upcoming amendments to the 2004 10-KSB, 2005 10-KSB, March 31, 2005 10-QSB, June 30, 2005 10-QSB, and September 30, 2005 10-QSB and this amendment to the March 31, 2006 10-QSB will not include references to the group reorganization transactions throughout the financial statements. We will also restate the common stock immediately after the recapitalization to $100,000 in the upcoming March 31, 2005 10-QSB and June 30, 2005 10-QSB.

Reclassification of April warrants

In our previously filed 2005 10-KSB, our June 30, 2005 10-QSB and our March 31, 2006 10-QSB, we recorded as equity the warrants issued as part of the units sold in our April 2005 convertible debt issuance. Under EITF No. 00-19, the fair value of these warrants should be reported as a liability. Pursuant to the Warrant Agreement, because there is currently no effective registration statement covering the shares of common stock underlying these warrants, these warrants are currently subject to a cashless exercise whereby the warrant holders may surrender their warrants to the company in exchange for shares of common stock. The number of shares of common stock into which a warrant would be exchangeable in such a cashless exercise depends on both the exercise price of the warrants and the market price of the common stock, each at or near the time of exercise. Because both of these factors are variable, it is possible that the company could have insufficient authorized shares to satisfy a cashless exercise. In this scenario, if the company were unable to obtain shareholder approval to increase the number of authorized shares, the company could be obligated to settle such a cashless exercise with cash rather than by issuing shares of common stock. Further, EITF No. 00-19 requires that we record the potential settlement obligation at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through our statement of operations. We will continue to report the potential settlement obligation as a liability until such time as the warrants are exercised or expire or we are otherwise able to modify the warrant agreement to remove the provisions which require this treatment. We will restate (or have recently restated) our 2005 10-KSB, and our June 30, 2005 10-QSB and are restating this March 31, 2006 10-QSB to reclassify the April 2005 warrants as a liability.

April and September 2005 Private Placements—non-cash financing charges

In our June 30, 2005 10-QSB, we did not record any non-cash financing charges and in our September 30, 2005 10-QSB (original filing and Amendment No. 1), we did not properly record the non-cash financing charges. Non-cash financing charges represent the amount by which the fair value of derivative liabilities issued exceeds the amount of proceeds received, as an expense at the date of issuance of the April convertible debenture and the September private placement. We will restate our June 30, 2005 10-QSB and have recently restated our September 30, 2005 10-QSB to record the non-cash financing charges, which represent the amount by which the fair value of derivative liabilities issued exceeds the amount of proceeds received, as an expense at the date of issuance of the April convertible debenture and the September private placement. As a result of the recording of non-cash financing charges, certain expenses which were previously recorded under general and administrative expenses in our September 30, 2005 10-QSB have recently been reclassified under non-cash financing charges.

April 2005 Private Placements—unrealized gains or losses in financial instruments

In our June 30, 2005 10-QSB and our September 30, 2005 10-QSB (original filing and Amendment No. 1), we did not record properly the unrealized gains or losses in financial instruments, which represent the change in fair market value of the financial instruments at each reporting date for the April warrants and the bifurcated conversion feature for the convertible debenture. The unrealized gains or losses in financial instruments should have been reported in those filings. We will restate the June 30, 2005 10-QSB and have recently restated the September 30, 2005 10-QSB to record the unrealized gains or losses in financial instruments which represent the change in fair market value of the financial instruments at each reporting date for the April warrants and the bifurcated conversion feature for the convertible debenture.

Interest in associate

In our June 30, 2005 10-QSB and our September 30, 2005 10-QSB (original filing and Amendment No. 1), the comparative figures for our interest in associate as of December 31, 2004 were recorded based on an effective percentage of equity attributable to the group of 31.5% instead of a direct interest of 35%. We will restate the comparative figures for our interest in associate as of December 31, 2004 in the June 30, 2005 10-QSB and have recently restated them in the September 30, 2005 10-QSB to include our interest in associate based on a direct interest of 35%.

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

Other than those disclosed above, there were no changes in our internal controls, which are included within disclosure controls and procedures, during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls.

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
Chong Liang Pu
President and Chief Executive Officer

CHINA EVERGREEN ENVIRONMENTAL CORPORATION

Unaudited Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	US$	US$
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	190,623	175,224
Inventories, net	854	—
Accounts receivable	5,472,071	5,220,940
Prepayment, deposits and other receivables	6,157,672	5,942,751
Amounts due from related companies	1,036,177	887,277
Amount due from an associate	1,785,326	1,772,052
Deferred tax assets	188,670	187,267

Total current assets	14,831,393	14,185,511

Infrastructure assets, net	7,922,265	7,773,485
Property, plant and equipment, net	339,075	343,709
Deposits paid for acquisition of property, plant and equipment	640,260	635,500
Deposit paid for acquisition of a subsidiary	2,062,864	2,047,527
Interests in an associate	879,736	815,613

Total assets	26,675,593	25,801,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Financial instruments	10,713,741	6,244,381
Unsecured loan	49,938	86,741
Other borrowing	24,969	24,783
Accounts payable	7,139,332	6,804,711
Accruals and other liabilities	1,556,342	1,398,054
Amounts due to directors	721,966	716,598
Amounts due to related companies	232,565	230,836
Income tax payable	1,802,121	1,557,167

Total current liabilities	22,240,974	17,063271

Minority interests	863,872	821,704

Stockholders’ equity
Common stock, US$0.001 par value, 200,000,000 shares authorized; 135,903,698 shares issued and outstanding at March 31, 2006 and December 31, 2005	103,704	103,704
Additional paid-in capital	4,837,392	4,837,392
(Accumulated losses)/retained earnings	(1,638,434)	2,754,118
Accumulated other comprehensive income	268,085	221,156

Total stockholders’ equity	3,570,747	7,916,370

Total liabilities and stockholders’ equity	26,675,593	25,801,345

CHINA EVERGREEN ENVIRONMENTAL CORPORATION

Unaudited Consolidated Statement of Operations

	Three months ended March 31,
	2006	2005
	US$	US$
Revenue from turn-key engineering projects	814,746	1,811,594
Revenue from BOT waste water treatment services	239,342	68,478

Total revenue	1,054,088	1,880,072

Cost of revenue for turn-key engineering projects	(395,277)	(1,199,766)
Cost of revenue for BOT waste water treatment services	(125,432)	(43,690)

Total cost of revenue exclusive of depreciation and amortization and sales taxes shown separately below	(520,709)	(1,243,456)

Depreciation and amortization	(10,352)	(24,312)
Sales taxes	(50,273)	(59,783)

Gross profit	472,754	552,521

General and administrative expenses	(113,574)	(61,034)

Income from operations	359,180	491,487

Other income	42,609	2,724

Interest expense	(231)	(4,415)

Penalty for late filing of registration statement	(246,269)	—

Unrealized loss on financial instruments	(4,452,683)	—

Share of results in an associate – XL	57,797	35,788

(Loss)/income before income tax and minority interest	(4,239,597)	525,584

Income tax expense	(117,076)	(52,389)

(Loss)/income before minority interest	(4,356,673)	473,195

Minority interests	(35,879)	(45,188)

Net (loss)/income	(4,392,552)	428,007

Basic net (loss)/income per share	(0.03)	0.00

Diluted net (loss)/ income per share	(0.03)	0.00

CHINA EVERGREEN ENVIRONMENTAL CORP.

Consolidated Statement of Stockholders’ Equity

			Additional paid-in capital US$	Retained earnings/ (accumulated deficit) US$	Accumulated other comprehensive income US$	Total stockholders’ equity US$
	Common stock
	No. of shares	Amount US$

At January 1, 2005	99,999,997	100,000	3,841,096	3,514,622	—	7,455,718
Issue of shares in September	32,200,000	32,200	—	—	—	32,200
Share issued in October for conversion of convertible debenture	3,703,701	3,704	996,296	—	—	1,000,000
Shares issued accounted for as liability	—	(32,200)	—	—	—	(32,200)
Foreign currency translation adjustments	—	—	—	—	221,156	221,156
Net loss	—	—	—	(760,504)	—	(760,504)

At December 31, 2005	135,903,698	103,704	4,837,392	2,754,118	221,156	7,916,370

At January 1, 2006	135,903,698	103,704	4,837,392	2,754,118	221,156	7,916,370
Foreign currency translation adjustments	—	—	—	—	46,929	46,929
Net loss	—	—	—	(4,392,552)	—	(4,392,552)

At March 31, 2006	135,903,698	103,704	4,837,392	(1,638,434)	268,085	3,570,747

CHINA EVERGREEN ENVIRONMENTAL CORPORATION

Unaudited	Consolidated Statements of Cash Flow

	Three months ended March 31,
	2006	2005
	US$	US$
Cash flows from operating activities:

Net loss	(4,392,552)	428,007

Adjustments to reconcile net (loss)/ income to net cash provided by operating activities:
Depreciation and amortization	10,352	24,312
Unrealized gain on financial instruments	4,452,683	—
Decrease in deferred tax assets	—	9,092
Increase in minority interests	35,879	141,806
Share of results in an associate	(57,797)	(35,788)

Changes in operating assets and liabilities:
(Increase)/decrease in accounts receivable	(211,232)	45,652
Increase in inventories	(854)	—
Increase in prepayment, deposits and other receivables	(169,771)	(1,864,159)
Increase in accounts payable	282,591	988,497
Increase in accrued liabilities	—	723,186
Decrease in amounts due to directors	—	(91,640)
(Increase)/decrease in amounts due from related companies	(141,722)	876,607
Increase in accruals and other liabilities	147,264	—
Increase in tax payable	232,419	240,561

Net cash provided by operating activities	187,260	1,486,133

Cash flows from investing activities:

Acquisition of infrastructure assets	(59,407)	(1,742,064)
Increase in amount due from an associate	—	(4,564)

Net cash used in investing activities	(59,407)	(1,746,628)

Cash flows from financing activities:
Repayment of borrowing	(37,313)	(48,310)

Net cash used in financing activities	(37,313)	(48,310)

Effect of foreign currency translation on cash and cash equivalents	(75,141)	—

Net increase/(decrease) in cash and cash equivalents	15,399	(308,805)

Cash and cash equivalents, beginning of period	175,224	336,079

Cash and cash equivalents, end of period	190,623	27,274

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

(iv)	In November 2004, the FASB issued SFAS No. 151 “Inventory costs – an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. SFAS No. 151 is effective for inventory costs incurred during fiscal year beginning after June 15, 2005. The adoption of this standard has no impact on the Group’s results of operations or financial position.

(v)	In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” This Standard addresses the accounting for transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. This Standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires that such transactions be accounted for using a fair-value-based method. The Standard is effective for periods beginning after June 15, 2005. The Group is currently assessing the impact of this Standard on its results of operations and financial position.

(vi)	SFAS No. 153, Exchanges of Nonmonetary Assets, issued December 2004, requires nonmonetary exchanges be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. A nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 was effective for nonmonetary asset exchange transactions occurring after July 1, 2005, and did not have a significant impact on the Group’s financial statements.

(vii)	In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in an accounting principle. SFAS No. 154 requires retrospective application for voluntary changes in an accounting principle unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Group has adopted SFAS No. 154 on January 1, 2006 with no expected material effect on its consolidated financial statements.

NOTE 4 - NET (LOSS)/ INCOME PER SHARE

(i)	The basic net (loss)/income per share is calculated using the net income and the weighted average number of shares outstanding during the period.

	Three-month period ended March 31,
	2006	2005
Net (loss)/income (US$)	(4,392,552)	428,007

Weighted average number of common shares outstanding	135,903,698	99,999,997

Basic net (loss)/income per share (US$)	(0.03)	0.00

(ii)	The diluted net (loss)/income per share is calculated using the net income and the weighted average number of shares outstanding during the period together with shares issuable upon exercise of all warrants issued.

	Three-month period ended March 31,
	2006	2005
Net (loss)/income (US$)	(4,392,552)	428,007

Diluted weighted average number of common shares outstanding	135,903,698	99,999,997

Diluted net (loss)/income per share (US$)	(0.03)	0.00

As the April warrants and the September Warrants, as disclosed in Note 5, are anti-dilutive, they are being excluded from the calculation of diluted earnings per shares.

NOTE 5 – FINANCIAL INSTRUMENTS

The fair values of the financial instruments as of March 31, 2006 are as below:

April Warrants at fair value	500,000
September Warrants at fair value	10,136,560
Share capital at par value	32,200
Registration right liability	44,981

10,713,741

The Company has unrealized losses on financial instruments of USD4,452,683 for the quarter ended March 31, 2006 of which relates to the revaluation of the financial instruments to their fair value at the end of the quarter.

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

Under EITF No. 00-19, the fair value of the warrants issued as part of the units sold in the Company’s convertible debt issuance should be reported as a liability. The warrant agreement provides for the Company to register the shares underlying the warrants and is silent as to if a penalty is to be incurred in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19, registration of the common stock underlying the warrants is not within the Company’s control. As a result, the Company must assume that it could be required to settle the warrants on a cashless exercise feature, thereby necessitating the treatment of the potential settlement obligation as a liability. Further, EITF No. 00-19 requires that the Company record the potential settlement obligation at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through its statement of operations. The potential settlement obligation will continue to be reported as a liability until such time as the warrants are exercised, expire, or the Company is otherwise able to modify the registration requirements in the warrant agreement to remove the provisions which require this treatment.

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

The September Warrants were issued pursuant to the agreements surrounding the September Private Placement. The subscription agreement contains a liquidated damages clause which requires cash penalties equal to two percent (2.0%) of the purchase price of the registrable securities purchased from the Company and held by the investors each month (or portion thereof) if the Company’s registration statement is not filed with the SEC within thirty (30) days of the final closing, (ii) such registration statement is not declared effective by the SEC within the earlier of one hundred and twenty (120) days from the final closing or three (3) business days of clearance by the SEC to request effectiveness, (iii) such registration statement is not maintained as effective by the Company for the effectiveness period or as allowed by 5(k)(ii) below or (iii) the additional registration statement referred to in Section 5(b) is not filed within thirty (30) days or declared effective within ninety (90) days as set forth therein. As of December 31, 2005, the Company has estimated a registration right liability of $94,981.

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

NOTE 6 – PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

	March 31, 2006	December 31, 2005
	US$	US$
Prepayment	95,999	74,624
Deposits	5,618	42,939
Other receivables:
True Global Limited	2,646,691	2,627,014
Hampton Limited	398,546	395,583
Zeng Xiangfeng	2,448,190	2,429,988
Advances and miscellaneous receivables	562,628	372,603

	6,157,672	5,942,751

Amounts due from Zeng Xiangfeng, an independent party, were deposits for acquisition of wastewater treatment plants.

Amounts due from True Global Limited represent the remaining amount receivable from True Global Limited for the disposition of 90% direct interest in XY in 2004.

The management believes that all other receivables are collectible.

NOTE 7 – CONCENTRATION

The Group’s major customer for the three-month period ended March 31, 2006 is Beijing Jinqiao Luyuan Environment Protection Investment Development Company Limited, which accounted for approximately 71% of the Group’s total revenue for the three-month period ended March 31, 2006, in relation to the revenue recognized from turnkey engineering project of China Environment Industrial Park Wastewater Treatment Plant.

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