Form 10QSB
period 2006-09-30
China Water Group, Inc.
filed 2006-11-17
CIK 1083459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-26175

China Water Group, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0409151
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 7A01, Baicheng Building

584 Yingbin Road

Dashi, Panyu District

Guangzhou, Guangdong, China

(Address of principal executive offices)

86-20-3479 9708

(Issuer’s telephone number)

China Evergreen Environmental Corporation

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

As of November 14, 2006, the Company had 135,903,698 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I. - FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CHINA WATER GROUP, INC.

Condensed Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	US$ (Unaudited)	US$
ASSETS

Current assets
Cash and cash equivalents	2,524,902	175,224
Inventories, net	14,752	—
Accounts receivable	7,155,564	5,220,940
Prepayment, deposits and other receivables	3,853,656	5,942,751
Amounts due from related companies	1,036,234	887,277
Amount due from an associate	1,808,193	1,772,052
Deferred tax assets	191,087	187,267

Total current assets	16,584,388	14,185,511

Infrastructure assets, net	8,231,490	7,773,485
Property, plant and equipment, net	354,627	343,709
Deposits paid for acquisition of property, plant and equipment	648,461	635,500
Deposit paid for acquisition of a subsidiary	2,089,286	2,047,527
Interests in an associate	1,006,551	815,613

Total assets	28,914,803	25,801,345

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Financial instruments	4,507,093	6,244,381
Unsecured loan	—	86,741
Other borrowing	25,289	24,783
Accounts payable	7,824,666	6,804,711
Accruals and other liabilities	2,296,026	1,398,054
Amounts due to directors	795,504	716,598
Amounts due to related companies	235,544	230,836
Income tax payable	2,291,089	1,557,167

Total current liabilities	17,975,211	17,063,271

Minority interests	968,604	821,704

Stockholders’ equity
Common stock, US$0.001 par value, 200,000,000 shares authorized; 135,903,698 shares issued and outstanding at September 30, 2006 and December 31, 2005	103,704	103,704
Additional paid-in capital	4,837,392	4,837,392
Retained earnings	4,566,921	2,754,118
Accumulated other comprehensive income	462,971	221,156

Total stockholders’ equity	9,970,988	7,916,370

Total liabilities and stockholders’ equity	28,914,803	25,801,345

See accompanying notes to consolidated financial statements.

CHINA WATER GROUP, INC.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	US$	US$	US$	US$
Revenue from turn-key engineering projects	722,489	—	3,467,838	3,863,237
Revenue from BOT wastewater treatment services	269,277	70,000	735,769	207,717
Revenue from sale of environment protection-related products and provision of technical services	—	1,394,203	—	1,394,203

Total revenue	991,766	1,464,203	4,203,607	5,465,157

Cost of revenue for turn-key engineering projects	(463,731)	—	(1,891,370)	(2,450,249)
Cost of revenue for BOT wastewater treatment services	(135,563)	(38,203)	(407,140)	(112,193)
Cost of revenue for sale of environment protection-related products and provision of technical services	—	(52,910)	—	(52,910)

Total cost of revenue exclusive of depreciation and amortization and sales taxes shown separately below	(599,294)	(91,113)	(2,298,510)	(2,615,352)

Depreciation and amortization	(4,323)	—	(19,379)	(48,624)
Sales taxes	(39,737)	—	(196,193)	(84,145)

Gross profit	348,412	1,373,090	1,689,525	2,717,036

General and administrative expenses	(183,799)	(191,995)	(439,941)	(530,819)

Income from operations	164,613	1,181,095	1,249,584	2,186,217

Other income	—	59	42,609	2,920

Interest expense	(485)	(13,245)	(1,914)	(37,072)

Penalty for late effectiveness of registration statement	(294,258)	—	(828,027)	—

Non-cash financing charges	—	(7,022,856)	—	(8,001,211)

Unrealized gains/(losses) on financial instruments	3,477,393	3,231,846	1,743,174	3,788,570

Share of results in an associate – XL	58,459	57,079	172,375	144,561

Income/(loss) before income tax and minority interest	3,405,722	(2,566,022)	2,377,801	(1,916,015)

Income tax expense	(65,830)	(59,110)	(436,337)	(129,977)

Income/(loss) before minority interest	3,339,892	(2,625,132)	1,941,464	(2,045,992)

Minority interests	(30,666)	(156,142)	(128,661)	(215,097)

Net (loss)/income	3,309,226	(2,781,274)	1,812,803	(2,261,089)

Basic net income/(loss) per share	0.02	(0.03)	0.01	(0.02)

Diluted net income/(loss) per share	0.02	(0.03)	0.01	(0.02)

See accompanying notes to consolidated financial statements.

CHINA WATER GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2006	2005
	US$	US$
Cash flows from operating activities:

Net income/(loss)	1,812,803	(2,261,089)

Adjustments to reconcile net (loss)/ income to net cash provided by operating activities:
Depreciation and amortization	19,379	12,504
Non-cash financing charges	—	8,001,211
Unrealized loss/(gain) on financial instruments	(1,743,174)	(3,788,570)
Decrease in deferred tax assets	—	(9,225)
Increase in minority interests	130,142	273,342
Share of results in an associate	(172,375)	(144,561)

Changes in operating assets and liabilities:
Increase in accounts receivable	(1,828,142)	(2,549,807)
Increase in inventories	(14,752)	(5,428)
Decrease in prepayment, deposits and other receivables	2,210,300	4,819,206
Decrease in convertible note receivable	—	210,307
Increase/(decrease) in accounts payable	881,171	(3,958,441)
Increase in accruals and other liabilities	869,459	1,140,335
Increase/(decrease) in amounts due to directors	64,291	(89,814)
(Increase)/decrease in amounts due from related companies	(130,860)	737,495
Decrease in amounts due to related companies	—	(2,639,525)
Decrease in deposit received for disposal of a subsidiary	—	(350,514)
Increase in tax payable	702,164	393,727

Net cash provided by/(used in) operating activities	2,800,406	(208,847)

Cash flows from investing activities:
Acquisition of infrastructure assets	(347,176)	(3,661,841)
Acquisition of property, plant and equipment	(11,611)	(1,159)
Increase in amount due from an associate	—	(3,244)

Net cash used in investing activities	(358,787)	(3,666,244)

Cash flows from financing activities:
Proceeds from financial instruments issued	—	4,576,195
Repayment of borrowing	(88,510)	(108,695)

Net cash (used in)/provided by financing activities	(88,510)	4,467,500

Effect of foreign currency translation on cash and cash equivalents	(3,431)	—

Net increase/(decrease) in cash and cash equivalents	2,349,678	592,409

Cash and cash equivalents, beginning of period	175,224	336,079

Cash and cash equivalents, end of period	2,524,902	928,488

See accompanying notes to consolidated financial statements.

CHINA WATER GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

In these notes, the terms “CWG,” “we,” “us,” and “our” mean China Water Group, Inc. (formerly China Evergreen Environmental Corporation) and subsidiary companies.

The condensed consolidated financial statements of CWG included herein have been prepared by CWG, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in CWG's Annual Report on Form 10-KSB for the period ended December 31, 2005.

The accompanying unaudited quarterly consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of CWG for the periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other quarterly period or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable quarterly periods include non-recurring expenses associated with CWG's costs incurred to reorganize CWG, raise capital, and issue stock options and awards. Certain financial information that is not required for interim financial reporting purposes has been omitted.

NOTE 2 - DESCRIPTION OF BUSINESS

We were organized as a Nevada corporation on September 10, 1996 under the name “Discovery Investments, Inc.” and were previously engaged in the business of seeking, investigating and, if such investigation warranted, acquiring an interest in a business opportunity.

On October 15, 2004, we were the subject of a reverse acquisition by Evergreen Asset Group Limited, an International Business Company organized under the laws of the British Virgin Islands (“Evergreen”), pursuant to which we acquired 100% of the outstanding shares of Evergreen capital stock in exchange for a controlling interest in our common stock. Pursuant to a securities purchase agreement dated September 9, 2004, as amended, we issued 83,500,000 shares of our common stock (representing 83.5% of our outstanding capital stock) in exchange for all of the issued and outstanding shares of Evergreen capital stock transferred to us by the Evergreen shareholders at the closing (the “Reverse Acquisition”). Following the close of the Reverse Acquisition, we changed our corporate name from “Discovery Investments, Inc.” to “China Evergreen Environmental Corporation.” On November 7, 2006, we changed our name to “China Water Group, Inc.” to reflect our focus on China’s water treatment and supply needs.

As a result of the Reverse Acquisition, Evergreen became our wholly owned subsidiary. Evergreen has three majority owned subsidiaries: Guang Dong Xin Xing Mei Biology Company Limited (“XXM”), Bei Jing Hao Tai Shi Yuan Water Purifying Company Limited (“BJHT) and Hai Yang City Sheng Shi Environment Protection Company Limited (“HY”). Through XXM, BJHT and HY,

CHINA WATER GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

we provide wastewater turn-key engineering, equipment and chemical trading. Evergreen currently holds 90% of XXM. XXM provides turn-key wastewater treatment engineering design and contracting. XXM also holds 90% and 35% respectively in the equity interest of the following two water treatment facilities operated through build, operate and transfer (BOT) arrangements with the PRC government: (i) Tian Jin Shi Sheng Water Treatment Company Limited (“TJSH”), which commissioned water treatment in November 2003 and has a daily treatment capacity of approximately 10,000 cubic meters and (ii) Xin Le Sheng Mei Water Purifying Company Limited (“XL”), which also commissioned water treatment in November 2003 and has a daily treatment capacity of 40,000 cubic meters. XXM was retained to manage both TJSH and XL. XXM’s management fees from XL and TJSH did not represent a material portion of our revenue during the third quarter of 2006.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition. We recognize revenue using various revenue recognition policies based on the nature of the sale and the terms of the contract.

Revenues from turn-key engineering projects are recognized on the percentage-of-completion method for individual contracts. We follow the guidance of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, for our accounting policy relating to the use of the percentage-of-completion method, estimated costs and claim recognition for construction contracts. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs to the extent we believe related collection is probable. The use of the percentage-of-completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price agreements is of a relatively short duration, we use the completed contract method of accounting whereby revenue is recognized when the work is completed. From 5% to 10% of the total contract value will be treated as retention monies withheld to ensure performance of the contract during the warranty period of up to 12 months, as stipulated in both long-term and short-term fixed-price contracts.

Revenues arising from wastewater treatment are recognized based on wastewater treated as recorded daily by meters read at rates, in RMB/ton, as prescribed under the BOT agreements in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 13, Revenue Recognition. We meet the following four criteria for revenue recognition outlined in SAB Topic 13:

1. There is sufficient evidence to support that sales arrangements exist;

2. The price to the buyer is fixed through signed contracts;

3. Meter readings illustrate that delivery of treated wastewater has occurred; and

CHINA WATER GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Collectibility is reasonably assured through one or more of the following: due diligence prior to contract signing; historical payment practices; or required upfront payments.

Revenues from the sale of environment protection-related products and provision of technical services are recognized when goods are delivered or when services are performed. The contractual terms of the purchase agreements or consultancy agreements dictate the recognition of revenues by us. We recognize revenue in accordance with SAB No. 104. Accordingly, four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the selling prices of the products or services delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and our customer jointly determine that the product has been delivered or no refund will be required.

Impairment of assets. Our policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets. Factors we consider in this evaluation include current operating results, trends and anticipated undiscounted future cash flows that we expect to result from the use of the asset, or other measure of fair value, and whether such factors reflect that the value of the asset has been impaired.

Allowances for accounts receivable. Our provisioning policy for bad and doubtful debt is based on the evaluation of collectibility and aging analysis of accounts receivable and on management's judgment. We do not require collateral or other security to support client receivables. We conduct periodic reviews of our clients' financial condition and customer payment practices to minimize collection risk on accounts receivable. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. During the third quarter of 2006, we made no allowances for doubtful debts.

Financial instruments. The carrying amounts of all financial instruments approximate fair value. The carrying amounts of cash, accounts receivable, related party receivables, unsecured loans, accounts payable and related party payables approximate fair value due to the short-term nature of these items. The carrying amounts of borrowings approximate the fair value based on our expected borrowing rate for debt with similar remaining maturities and comparable risk.

Income per share. Basic income per share is computed by dividing the net income for the year by the weighted average number of common shares outstanding during the year. Diluted income per share is computed by dividing the net income for the year by the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares (which includes incremental common shares issuable upon the exercise of stock options, unvested restricted common stock and shares that may be issued on a contingent basis) are included in diluted income per share to the extent such shares are dilutive. In accordance

CHINA WATER GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, we use income from continuing operations, net of income taxes, as the “control number” in determining whether common equivalent shares are dilutive or anti-dilutive in periods where discontinued operations are reported.

New accounting pronouncements

In May 2006, the SEC announced that the compliance date for non-accelerated filers pursuant to Section 404 of the Sarbanes-Oxley Act had been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2008, which, for us, is effective for fiscal 2008 beginning January 1, 2008. This is a one-year extension from the previously established July 15, 2007 compliance date established in September 2005. The SEC similarly extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements. We are currently evaluating the impact of Section 404 of the Sarbanes-Oxley Act on our results of operations, cash flows or financial condition.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for financial statements as of December 31, 2006. The Company does not expect any material impact from applying FAS 158.

CHINA WATER GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the SEC issued SAB 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first interim period following the first fiscal year ending after November 15, 2006, which, for us, is effective for fiscal 2007 beginning January 1, 2007. We believe that the adoption of SAB 108 will not have a material impact on our results of operations, cash flows or financial condition.

NOTE 4 - NET INCOME/(LOSS) PER SHARE

(i)	The basic net income/(loss) per share is calculated using the net income and the weighted average number of shares outstanding during the year.

	Nine months ended September 30,
	2006	2005
Net income/(loss) (US$)	1,812,803	(2,261,089)

Weighted average number of common shares outstanding	135,903,698	102,235,759

Basic net income/(loss) per share (US$)	0.01	(0.02)

(ii)	The diluted net income/(loss) per share is calculated using the net income and the weighted average number of shares outstanding during the year, together with shares issuable upon exercise of all outstanding warrants.

	Nine months ended September 30,
	2006	2005
Net income/(loss) (US$)	1,812,803	(2,261,089)

Diluted weighted average number of common shares outstanding	135,903,698	102,235,759

Diluted net income/(loss) per share (US$)	0.01	(0.02)

As the April Warrants (as defined below) and the September Warrants (as defined below) are anti-dilutive, they are being excluded from the calculation of diluted earnings per shares.

CHINA WATER GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – FINANCIAL INSTRUMENTS

The fair values of the financial instruments as of September 30, 2006 are as below:

US$
April Warrants, issued at fair value	370,000
September Warrants, issued at fair value	4,104,893
Shares issued in September, 2005, accounted for as liability	32,200

4,507,093

We conducted a private placement in April, 2005 (the “April Private Placement”) of 20 investment units, at $25,000 per unit, for gross proceeds of $500,000. Each unit consisted of (a) a 12% convertible debenture in the original principal amount of $25,000, convertible into shares of our common stock at the rate of the lesser of (i) $0.20 per share or (ii) a 10% discount to the price per share of common stock (or conversion price per share of common stock) of the next private placement conducted by us prior to any conversion of the debenture, and (b) 125,000 detachable warrants to purchase one share each of our common stock at an exercise price of $0.20 per share, expiring ten years from their date of issuance (the “April Warrants”). As a result of the September Private Placement (as defined below), pursuant to Section 5(d) of the warrant agreement of the April Warrants, the exercise price of the April Warrants was adjusted to $0.15 per share on September 14, 2005. The debentures were due and payable August 1, 2005. The debenture holders, however, extended the payment period to September 30, 2005. The debentures were converted into 3,703,701 shares of common stock on October 1, 2005.

We used the Black-Scholes model in calculating the fair market value of the April Warrants and allocated $148,531, $74,266 and $185,664 of the $408,461 net proceeds to the Convertible Debenture, the Bifurcated Conversion Feature of the Debenture, and the April Warrants, respectively. The differences between the fair market value of each of the Convertible Debenture, the Bifurcated Conversion Feature of the Debenture and the April Warrants and the respective allocated amounts are recorded as non-cash financing charges and expensed as of the date of issuance. The principal assumptions used in the computation of the April Warrants are: expected term of 10 years; a risk-free rate of return of 4.24%; dividend yield of zero percent; and a volatility of 70%.

We granted the holders of the April Warrants certain piggy-back and demand registration rights. We agreed that in the event that we determined to undertake a registration of securities, at the request of the holders, we would include their registrable securities in the registration statement. We also agreed that if we did not file a registration statement by the 120th day from the closing of the April 2005 financing, and we received a written request signed by the holders of a majority of the registrable securities, then we would be obligated to file, at our expense, a registration statement covering the registrable securities. Once such registration statement has been filed and declared effective, we would be obligated to keep such registration statement effective until the earlier of the date that (i) all of the registrable securities have been sold pursuant to such registration statement, (ii) all registrable securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act of 1933, as amended (the “Securities Act”), and we have delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, or (iii) all registrable securities may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision then in effect under the Securities Act. As of September 30, 2006, we had not received any such written request signed by the holders of a majority of the registrable securities.

CHINA WATER GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the fair value of the April Warrants should be reported as a liability. Pursuant to the related warrant agreement, because there is currently no effective registration statement covering the shares of common stock underlying these warrants, these warrants are currently subject to a cashless exercise whereby the warrant holders may surrender their warrants to the company in exchange for shares of common stock. The number of shares of common stock into which a warrant would be exchangeable in such a cashless exercise depends on both the exercise price of the warrants and the market price of the common stock, each at or near the time of exercise. Because both of these factors are variable, it is possible that we could have insufficient authorized shares to satisfy a cashless exercise. In this scenario, if we were unable to obtain shareholder approval to increase the number of authorized shares, we could be obligated to settle such a cashless exercise with cash rather than by issuing shares of common stock. Further, EITF No. 00-19 requires that we record the potential settlement obligation at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through our statement of operations. We will continue to report the potential settlement obligation as a liability until such time as the warrants are exercised or expire or we are otherwise able to modify the warrant agreement to remove the provisions which require this treatment.

The conversion feature of the convertible debenture issued in April did not qualify for an exception from the provisions of SFAS 133 because the convertible debentures are convertible into a variable number of shares. As such, the conversion feature was bifurcated from the convertible debenture and accounted for as a derivative at fair value with changes in fair value recorded in earnings. Upon the conversion of the convertible debentures in October 2005, the convertible debenture was recorded in equity as additional capital.

On September 14, 2005, we closed a private placement to accredited investors of units consisting of shares of our common stock and warrants to purchase shares of our common stock for aggregate gross proceeds of $4.83 million (the “September Private Placement”). We issued to the investors 161 units at a price of $30,000 per unit. Each unit consisted of 200,000 shares of our common stock, priced at $0.15 per share, and warrants to purchase 200,000 shares of our common stock over a five year period at an exercise price of $0.20 per share. Pursuant to the subscription agreements, we granted the investors limited registration rights for all common shares included in the units, including the common shares issuable upon the exercise of the warrants. We also issued to Westminster Securities Corporation, as partial compensation for their placement agent services, 7,728,000 placement agent warrants to purchase one share each of our common shares, a portion of which has been assigned by Westminster Securities Corporation to certain of its officers and employees (the warrants issued in the September Private Placement, together with the placement agent warrants, are hereinafter referred to as the “September Warrants”).

We used the Black-Scholes model in calculating the fair market value of the September Warrants and allocated $4,140,535 of the $4,172,735 net proceeds to the September Warrants. The difference between the fair market value of the September Warrants and the allocated amount is recorded as non-cash financing charges and expensed of at the date of the issuance. The principal assumptions used in the computation of the September Warrants are: expected term of 5 years; a risk-free rate of return of 4.24%; dividend yield of zero percent; and a volatility of 70%.

CHINA WATER GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the subscription agreement for the September Private Placement, we agreed to prepare and file with the SEC (and did so file), at our own expense, a registration statement covering the registrable securities related to that placement. We agreed that in the event that the registration statement is not declared effective by the SEC within the earlier of 120 days from the final closing, we would pay to the investors in the September Private Placement liquidated damages in the amount of 2.0% of the purchase price of the registrable securities for each month until the registration statement is declared effective. These liquidated damages began accruing on January 12, 2006. We agreed that if we do not remit payment of these liquidated damages, we will pay the investors in the September Private Placement interest at the rate of 12% per year until the liquidated damages are paid in full. The subscription agreement provides that if a registration statement is not effective at any time after one year following the issuance date of the September Warrants, these liquidated damages obligations will stop accruing. As of September 14, 2006 the liquidated damages obligations stopped accruing. As of September 30, 2006, we have made an accrual of $828,027 for such liquidated damages.

Under paragraphs 12–32 of EITF 00-19, contracts that include any provision that could require net-cash settlements cannot be accounted for as equity. Accordingly, the proceeds of the September Private Placement allocated for par value of the common stock and the September Warrants have been recorded as a liability on the balance sheet. Upon the effectiveness of the registration statement, the amount will be recorded as equity.

NOTE 6 – PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

	September 30, 2006	December 31, 2005
	US$	US$
Prepayment	102,283	74,624
Deposits	5,690	42,939
Other receivables:
True Global Limited	2,680,592	2,627,014
Hampton Limited	403,651	395,583
Zeng Xiangfeng	—	2,429,988
Advances and miscellaneous receivables	661,440	372,603
	3,853,656	5,942,751

Amounts due from Zeng Xiangfeng, an independent party, were deposits we made for the acquisition of wastewater treatment plants. Due to a deferment in the proposed acquisition, we withdrew this deposit.

Amounts due from True Global Limited represent the remaining amount receivable related to True Global Limited’s purchase from us of a 90% ownership interest in Xian Yang Bai Sheng Water Purifying Company Limited (“XY”) in 2004.

The management believes that all other receivables are collectible.

CHINA WATER GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – CONCENTRATION

Our major customers for the nine months ended September 30, 2006 were:

(i)	Beijing Jinqiao Luyuan Environment Protection Investment Development Company Limited, which accounted for approximately 54% of our total revenue for the nine months ended September 30, 2006; the revenues from this customer arose from China Environment Industrial Park Wastewater Treatment Plant, a turnkey engineering project; and

(ii)	The Management Committee of Yongji Economic Development Zone, which accounted for approximately 24% of our total revenue for the nine months ended September 30, 2006; the revenues from this customer arose from the Yongji Development Zone Wastewater Treatment Plant, a turnkey engineering project.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING INFORMATION

Much of the discussion in this Item is “forward looking” as that term is used in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changes in business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the SEC.

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

RESULTS OF OPERATIONS

Total revenue. We reported total revenue of $991,766 for the three months ended September 30, 2006 as compared to $1,464,203 for the three months ended September 30, 2005; the total revenue for the nine months ended September 30, 2006 and 2005 was $4,203,607 and $5,465,157, respectively. Total revenue for the nine months ended September 30, 2006 consisted of $3,467,838 from turn-key engineering projects and $735,769 from BOT wastewater treatment services. Total revenue for the nine months ended September 30, 2005 consisted of $3,863,237 from turn-key engineering projects, $207,717 from BOT wastewater treatment services, and $1,394,203 from the sale of environment protection-related products and provision of technical services. Revenue from turn-key engineering projects for the nine months ended September 30, 2006 included revenue recognized for China Environment Industrial Park Wastewater Treatment Plant (approximately $2.26 million) and Yongji Development Zone Wastewater Treatment Plant (Phase 2) (approximately $1.00 million). Revenue from BOT wastewater treatment services for the nine months ended September 30, 2006 primarily consisted of revenue from the HY BOT project and the TJSH BOT project.

Cost of revenue. Our total cost of revenue, exclusive of depreciation, amortization and sales taxes, increased from $91,113 for the three months ended September 30, 2005 to $599,294 for the three months ended September 30, 2006. This was primarily due to a provision of inventories made in 2004 which resulted in a lower cost of revenue for the sale of environment protection-related products for the three months ended September 30, 2005.

Total cost of revenue, exclusive of depreciation, amortization and sales taxes, for the nine months ended September 30, 2006 and 2005 was $2,298,510 and $2,615,352, respectively. Cost of revenue for the nine months ended September 30, 2005 consisted of $2,450,249 for turn-key engineering projects, $112,193 for BOT wastewater treatment services, and $52,910 for the sale of environment protection-related products and provision of technical services. Cost of revenue for the nine months ended September 30, 2006 consisted of $1,891,370 for turn-key engineering projects, and $407,140 for BOT wastewater treatment services.

Gross profit. Gross profit, as a percentage of total revenue for the three months ended September 30, 2006 and 2005, was approximately 35%, or $348,412, and approximately 94%, or $1,373,090, respectively. Gross profit as a percentage of total revenue for the nine months ended September 30, 2006 and 2005 was approximately 40%, or $1,689,525, and approximately 50%, or $2,717,036, respectively.

Gross margin, exclusive of depreciation, amortization and sales taxes, for turn-key engineering projects for the nine months ended September 30, 2006 and 2005 was approximately 45%, or $1,576,468, and approximately 37%, or $1,412,988, respectively. This increase in the gross margin was primarily due to improved negotiation skills resulting in better pricing and better cost control.

Gross margin, exclusive of depreciation, amortization and sales taxes, for BOT wastewater treatment services for the nine months ended September 30, 2006 and 2005 was approximately 45%, or $328,629, and approximately 46%, or $95,524, respectively. The slightly lower gross margin, exclusive of depreciation and amortization and sales taxes, for BOT wastewater treatment services for the nine months ended September 30, 2006 was primarily due to lower repair and maintenance costs incurred for that period.

General and administrative expenses. Our total general and administrative expenses for the three months ended September 30, 2006 and 2005 were $183,799 and $191,995 respectively. Such expenses for the nine months ended September 30, 2006 and 2005 were $439,941 and $530,819, respectively. The principal components of general and administrative expenses were administrative salaries and benefits, depreciation and amortization, traveling expenses, rental expenses and other general administration costs. The decrease in general and administrative expenses for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was primarily due to the legal and financing expenses incurred in relation to the April 2005 and September 2005 private placements.

Penalty for late effectiveness of registration statement. This amount represents the liquidated damages payment obligation we accrued in connection with the September Private Placement by missing the deadline we agreed to for effectiveness of the registration statement we filed in connection with that financing. Under the subscription agreement for the September Private Placement, we agreed to prepare and file with the SEC (and did so file), at our own expense, a registration statement covering the registrable securities related to that placement. We agreed that in the event that the registration statement is not declared effective by the SEC within the earlier of 120 days from the final closing, we would pay to the investors in the September Private Placement liquidated damages in the amount of 2.0% of the purchase price of the registrable securities for each month until the registration statement is declared effective. These liquidated damages began accruing on January 12, 2006. We agreed that if we do not remit payment of these liquidated damages, we will pay the investors in the September Private Placement interest at the rate of 12% per year until the liquidated damages are paid in full. The subscription agreement provides that if a registration statement is not effective at any time after one year following the issuance date of the September Warrants, these liquidated damages obligations will stop accruing. As of September 14, 2006 the liquidated damages obligations stopped accruing. As of September 30, 2006, we had made an accrual of $828,027 for such liquidated damages.

Under paragraphs 12–32 of EITF 00-19, contracts that include any provision that could require net-cash settlements cannot be accounted for as equity. Accordingly, the proceeds of the September Private Placement allocated for par value of the common stock and the September Warrants have been recorded as a liability on the balance sheet. Upon the effectiveness of the registration statement, the amount will be recorded as equity.

Non-cash financing charges. There were no non-cash financing charges for the three months and nine months ended September 30, 2006. For the nine months ended September 30, 2005, the non-cash financing charges were approximately $8 million, representing discounts on the financial instruments issued.

Unrealized loss on financial instruments. Unrealized gains or losses on financial instruments represent the change in the fair market value of the financial instruments at each reporting date. The unrealized gain on financial instruments was approximately $1.74 million for the nine months ended September 30, 2006. The unrealized gain on financial instruments for the three months ended September 30, 2006 was approximately $3.48 million. The unrealized gains on financial instruments for the three months ended September 30, 2005 was $3.23 million and for the nine months ended September 30, 2005 was $3.79 million.

Share of results in an associate—XL. CWG holds a 35% interest in the net profits in XL. Our share of results in XL for the three months ended September 30, 2006 and 2005 was $58,459 and $57,079, respectively. Our share of results in XL for the nine months ended September 30, 2006 and 2005 was $172,375 and $144,561, respectively. The increase in our share of net profits in 2006 was as a result of increase in net profit of XL.

Net (loss)/income. We had a net income, after income tax and minority interests, of $3,309,226 for the three months ended September 30, 2006, and a net loss, after income tax and minority interests, of $2,781,274 for the three months ended September 30, 2005.

We had a net income, after income tax and minority interests, of $1,812,803 for the nine months ended September 30, 2006 and a net loss, after income tax and minority interests, of $2,261,089 for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow generated from operations and financing activities. Net cash provided by operating activities during the nine months ended September 30, 2006 was $2,800,406, while net cash used in operating activities during the nine months ended September 30, 2005 was $208,847. Net cash provided by operating activities in the nine months ended September 30, 2006 consisted of net income of $1,812,803, less an adjustment for non-cash items of $1,766,028, plus changes in operating assets and liabilities of $2,753,631. Cash flow from operating activities consisted mainly of an increase in accounts receivable of $1,828,142, a decrease in prepayments, deposits and other receivables of $2,210,300, an increase in accounts payable of $881,171, an increase in accruals and other liabilities of $869,459, an increase in amounts due from related companies of $130,860, and an increase in taxes payable of $702,164. The net cash used in investing activities during the nine months ended September 30, 2006 was $358,787, of which $347,176 was used for the acquisition of infrastructure assets, and $11,611 of which was used in acquisition of property, plant and equipment. The $88,510 in net cash used in financing activities during the nine months ended September 30, 2006 was for the repayment of our borrowings. The net increase in cash and cash equivalents for the nine months ended September 30, 2006 was $2,349,678, resulting in a total of $2,524,902 in cash and cash equivalents as of September 30, 2006.

In April 2005, we conducted the private placement sale of 20 units, at $25,000 per unit, resulting in gross proceeds of $500,000. Each unit consisted of (a) one 12% convertible debenture in the original principal amount of $25,000, convertible into shares of our common stock at the rate of the lesser of (i) $0.20 per share or (ii) a 10% discount to the price per share of common stock (or conversion price per share of common stock) of the next private placement conducted by us prior to any conversion of the debenture, and (b) 125,000 detachable warrants to purchase one share each of our common stock at an exercise price of $0.20 per share, expiring ten years from their date of issuance. The exercise price of these warrants was adjusted to $0.15 per share on September 14, 2005 in connection with the September Private Placement. The debentures were originally due and payable August 1, 2005. The debenture holders, however, extended the payment period to September 30, 2005. All of the debenture holders converted their debentures into an aggregate of 3,703,701 shares of our common stock on October 1, 2005.

On September 14, 2005, we closed a private placement sale to accredited investors of units consisting of shares of our common stock and warrants to purchase shares of our common stock for aggregate gross proceeds of $4.83 million. Pursuant to the subscription agreements entered into with the investors, we issued to such investors 161 units at a price of $30,000 per unit. Each unit consisted of 200,000 shares of our common stock, priced at $0.15 per share, as well as warrants to purchase 200,000 shares of our common stock over a five-year period at an exercise price of $0.20 per share. Pursuant to the terms of the subscription agreements, we granted the investors limited registration rights for all common shares comprising the units, including the common shares issuable upon the exercise of the warrants.

We are exploring our options for raising capital from outside investors, including bank or mezzanine lenders, to fund expansion of our business. As of the date of this report, other than as disclosed, we have not entered into any negotiations with any third parties to provide such capital. We anticipate that our current financing strategy of private debt and equity offerings will meet our anticipated objectives and business operations for the next 12 months. We continue to evaluate opportunities for corporate development. Subject to our ability to obtain adequate financing at the applicable time, we may enter into definitive agreements for one or more of those opportunities.

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

Revenues from turn-key engineering projects are recognized on the percentage-of-completion method for individual contracts. We follow the guidance of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, for our accounting policy relating to the use of the percentage-of-completion method, estimated costs and claim recognition for construction contracts. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs to the extent we believe related collection is probable. The use of the percentage-of-completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price agreements is of a relatively short duration, we use the completed contract method of accounting whereby revenue is recognized when the work is completed. From 5% to 10% of the total contract value will be treated as retention monies withheld to ensure performance of the contract during the warranty period of up to 12 months, as stipulated in both long term and short term fixed price contracts.

Revenues arising from wastewater treatment are recognized based on wastewater treated as recorded daily by meters read at rates, in RMB/ton, as prescribed under the BOT agreements in accordance with SAB Topic 13, Revenue Recognition. We meet the following four criteria for revenue recognition outlined in SAB Topic 13:

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

Revenues from the sale of environment protection-related products and provision of technical services are recognized when goods are delivered or when services are performed. The contractual terms of the purchase agreements or consultancy agreements dictate the recognition of revenues by us. We recognize revenue in accordance with SAB No. 104. Accordingly, four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products or services delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and our customer jointly determine that the product has been delivered or no refund will be required.

Impairment of assets. Our policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets. Factors considered in this evaluation include current operating results, trends and anticipated undiscounted estimated future cash flows that are expected to result from the use of the asset, or other measure of fair value, and whether such factors reflect that the value of the asset has been impaired.

Allowances for accounts receivable. Our provisioning policy for bad and doubtful debt is based on the evaluation of collectibility and aging analysis of accounts receivable and on management's judgment. We do no require collateral or other security to support client receivables. We conduct periodic reviews of our clients' financial condition and customer payment practices to minimize collection risks on accounts receivable. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. During the third quarter of 2006, we made no allowances for doubtful debts.

Financial instruments. The carrying amounts of all financial instruments approximate fair value. The carrying amounts of cash, accounts receivable, related party receivables, unsecured loans, accounts payable and related party payables approximate fair value due to the short-term nature of these items. The carrying amounts of borrowings approximate the fair value based on our expected borrowing rate for debt with similar remaining maturities and comparable risk.

Income per share. Basic income per share is computed by dividing the net income for the year by the weighted average number of common shares outstanding during the year. Diluted income per share is computed by dividing the net income for the year by the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares (which includes incremental common shares issuable upon the exercise of stock options, unvested restricted common stock and shares that may be issued on a contingent basis) are included in diluted income per share to the extent such shares are dilutive. In accordance with SFAS 128, Earnings Per Share, we use income from continuing operations, net of income taxes, as the “control number” in determining whether common equivalent shares are dilutive or anti-dilutive in periods where discontinued operations are reported.

New accounting pronouncements

In May 2006, the SEC announced that the compliance date for non-accelerated filers pursuant to Section 404 of the Sarbanes-Oxley Act had been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after July 15, 2008, which, for us, is effective for fiscal 2008 beginning January 1, 2008. This is a one-year extension from the previously established July 15, 2007 compliance date established in September 2005. The SEC similarly extended the compliance date for these companies relating to requirements regarding evaluation of internal control over financial reporting and management certification requirements. We are currently evaluating the impact of Section 404 of the Sarbanes-Oxley Act on our results of operations, cash flows or financial condition.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“FAS 158”). FAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. FAS 158 is effective for financial statements as of December 31, 2006. The Company does not expect any material impact from applying FAS 158.

In September 2006, the SEC issued SAB 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first interim period following the first fiscal year ending after November 15, 2006, which, for us, is effective for fiscal 2007 beginning January 1, 2007. We believe that the adoption of SAB 108 will not have a material impact on our results of operations, cash flows or financial condition.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as this term is defined under the rules of the SEC) as of August 10, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 10, 2006, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act as a result of material weaknesses in our internal control over financial reporting described below.

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

In the previously filed 2004 10-KSB, as amended to date, and comparative figures in our original filing of the 2005 10-KSB, the accounting treatment for the construction revenue of XY does not comply with SOP 81-1 or EITF 00-21. As a result, we will file an amendment to the 2004 10-KSB and 2005 10-KSB with adjusted disclosure to record the transaction as part of the gain on the disposal of the XY subsidiary rather than as revenue from construction of wastewater treatment plant. As such our adjusted total revenue for the fiscal year ended December 31, 2004 was $250,571 and the adjusted gain on disposal of interest in a subsidiary - XY was $5,220,299. Due to the same reason, account receivable from TGL amounted to $9,416,039 as of December 31, 2004 will be or have been reclassified to prepayment, deposits and other receivables in our upcoming amendment to the 2004 10-KSB and comparative figures in the recent amendments to the 2005 10-KSB, June 30, 2005 10-QSB and September 30, 2005 10-QSB.

Group reorganization

In Note 2(ii) and 2(iii) to the consolidated financial statements contained in the 2004 10-KSB and 2005 10-KSB and Note 2 to the consolidated financial statements contained in the originally filed March 31, 2005 10-QSB, June 30, 2005 10-QSB, September 30, 2005 10-QSB and March 31, 2006 10-QSB, we disclosed group reorganization transactions. Pursuant to rules promulgated by the SEC, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction, rather than a business combination. As such, no disclosures are required under FAS 141 because the transactions described were not business combinations. For accounting purposes, the transaction has been treated as a reverse acquisition and a recapitalization, and pro-forma information is not presented. Accordingly, the recent or upcoming amendments to the 2004 10-KSB, 2005 10-KSB, March 31, 2005 10-QSB, June 30, 2005 10-QSB, and September 30, 2005 10-QSB and this amendment to the March 31, 2006 10-QSB do or will not include or references to CWG reorganization transactions throughout the financial statements. We will also restate or have restated the common stock immediately after the recapitalization to $100,000 in the amended March 31, 2005 10-QSB and June 30, 2005 10-QSB.

Reclassification of April warrants

In our originally filed 2005 10-KSB, June 30, 2005 10-QSB and March 31, 2006 10-QSB, we recorded as equity the warrants issued as part of the units sold in our April 2005 convertible debt issuance. Under EITF No. 00-19, the fair value of these warrants should be reported as a liability. Pursuant to the Warrant Agreement, because there is currently no effective registration statement covering the shares of common stock underlying these warrants, these warrants are currently subject to a cashless exercise whereby the warrant holders may surrender their warrants to the company in exchange for shares of common stock. The number of shares of common stock into which a warrant would be exchangeable in such a cashless exercise depends on both the exercise price of the warrants and the market price of the common stock, each at or near the time of exercise. Because both of these factors are variable, it is possible that we could have insufficient authorized shares to satisfy a cashless exercise. In this scenario, if we were unable to obtain shareholder approval to increase the number of authorized shares, we could be obligated to settle such a cashless exercise with cash rather than by issuing shares of common stock. Further, EITF No. 00-19 requires that we record the potential settlement obligation at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through our statement of operations. We will continue to report the potential settlement obligation as a liability until such time as the warrants are exercised or expire or we are otherwise able to modify the warrant agreement to remove the provisions which require this treatment. We have recently restated our 2005 10-KSB, June 30, 2005 10-QSB and March 31, 2006 10-QSB to reclassify the April 2005 warrants as a liability.

April and September 2005 Private Placements—non-cash financing charges

In our June 30, 2005 10-QSB, we did not record any non-cash financing charges and in our September 30, 2005 10-QSB (original filing and Amendment No. 1), we did not properly record the non-cash financing charges. Non-cash financing charges represent the amount by which the fair value of derivative liabilities issued exceeds the amount of proceeds received, as an expense at the date of issuance of the April convertible debenture and the September private placement. We have restated our June 30, 2005 10-QSB and September 30, 2005 10-QSB to record the non-cash financing charges, which represent the amount by which the fair value of derivative liabilities issued exceeds the amount of proceeds received, as an expense at the date of issuance of the April convertible debenture and the September private placement. As a result of the recording of non-cash financing charges, certain expenses which were previously recorded under general and administrative expenses in our September 30, 2005 10-QSB have recently been reclassified under non-cash financing charges.

April 2005 Private Placements—unrealized gains or losses in financial instruments

In our June 30, 2005 10-QSB and our September 30, 2005 10-QSB (original filing and Amendment No. 1), we did not record properly the unrealized gains or losses in financial instruments, which represent the change in fair market value of the financial instruments at each reporting date for the April warrants and the bifurcated conversion feature for the convertible debenture. The unrealized gains or losses in financial instruments should have been reported in those filings. We have restated the June 30, 2005 10-QSB and September 30, 2005 10-QSB to record the unrealized gains or losses in financial instruments which represent the change in fair market value of the financial instruments at each reporting date for the April warrants and the bifurcated conversion feature for the convertible debenture.

Interest in associate

In our June 30, 2005 10-QSB and our September 30, 2005 10-QSB (original filing and Amendment No. 1), the comparative figures for our interest in associate as of December 31, 2004 were recorded based on an effective percentage of equity attributable to CWG of 31.5% instead of a direct interest of 35%. We have restated the comparative figures for our interest in associate as of December 31, 2004 in the June 30, 2005 10-QSB and September 30, 2005 10-QSB to include our interest in associate based on a direct interest of 35%.

Prior Restatements

On January 13, 2006, we amended our 2004 10-KSB. Prior to the January 13, 2006 amendment, in our 2004 10-KSB we recorded our interest in associate based on an effective percentage of equity attributable to CWG of 31.5% instead of a direct interest of 35%. In the January 13, 2006 restatement of our 2004 10-KSB, we reported our interest in associate based on a direct interest of 35%. In addition, we have restated the common stock immediately after the recapitalization to $100,000.

On January 13, 2006, we amended our September 30, 2005 10-QSB. Prior to the January 13, 2006 amendment, the September 30, 2005 10-QSB classified as equity the proceeds of our April Debenture and September 2005 private placement allocated to the warrants issued in these transactions. Both the April warrants and September warrants should have been classified as a liability. The restated financial statements in the January 13, 2006 amendment of the September 30, 2005 10-QSB reflect this reclassification. In addition, prior to the January 13, 2006 amendment, the September 30, 2005 10-QSB did not originally report the unrealized gains or losses in financial instruments, which represent the change in fair market value of the financial instruments at each reporting date. The unrealized gains or losses in financial instruments should have been reported in the original filing. Accordingly, the January 13, 2006 restatement of the September 30, 2006 10-QSB reported the unrealized gains or losses in financial instruments, which represent the change in fair market value of the financial instruments at each reporting date. The restatement to the unrealized gains or losses in financial instruments, however, required to be further restated (see discussion above). In addition, we have restated the common stock immediately after the recapitalization to $100,000.

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

We have communicated with our auditors, PKF Hong Kong and concluded that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements, established by the Public Company Accounting Oversight Board, or PCAOB.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of the date of this report, we are not involved in any legal proceedings other than routine litigation that is incidental to the business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA WATER GROUP, INC.
(Registrant)

Dated: November 17, 2006	By:	/s/ Chong Liang Pu
Chong Liang Pu,
Chief Executive Officer

Dated: November 17, 2006	By:	/s/ Peh Chung Lim
Peh Chung Lim,
Chief Financial Officer