Form 10KSB
period 2006-12-31
China Water Group, Inc.
filed 2008-07-14
CIK 1083459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

-OR-

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☐

The registrant’s revenues for its most recent fiscal year were $4,797,324.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $2,210,881.

The number of shares of the common outstanding as of June 28, 2008 was 139,217,550.

Documents incorporated by reference: None.

EXPLANATORY NOTE

We, China Water Group, Inc., are filing this Annual Report on Form 10-KSB for the year ended December 31, 2006 during calendar 2008 as an initial step in our efforts to become current in our filing obligations under the Securities Exchange Act of 1934, as amended. We will endeavor to file additional periodic reports to become current in our filings as expeditiously as the limited size of our staff allows. Except where a date after April 2007 is specifically mentioned, this report is written as though it had been prepared during the first four months of calendar 2007.

Unless otherwise indicated, all references to our company include our wholly and majority owned subsidiaries.

All of our sales and nearly all our expenses are denominated in renminbi (“RMB”), the national currency of the People’s Republic of China (the “PRC”). Solely for the convenience of the reader, certain financial information as of and for the years ended December 31, 2005 and 2006 have been converted into United States dollars. Assets and liabilities are translated at the exchange rate in effect at period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate or at any other certain rate as of the respective dates or at any other date.

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

We provide turn-key waste water treatment engineering design and contracting. From 2000 to 2006 we completed the following turn-key projects: Yongji Development Zone Wastewater Treatment Plant (Phase 1), Guangdong Nanhai City Jinsha Town Wastewater Treatment Plant, Guangdong Sanshui Baini Wastewater Treatment Plant and Guangzhou Yantang Wastewater Treatment Plant, Tianjin City Meichang Town Wastewater Treatment Plant,Yongji Development Zone Wastewater Treatment Plant (Phase 2), China Environment Industrial Park Wastewater Treatment Plant and Huangzhuang Industrial Park Wastewater Treatment Plant. The following turn-key project is still in process:Tian Jin WuQing No.1 Waste Water Treatment Factory.

We hold 90% and 35%, respectively, of the equity interest in the following two water treatment facilities operated through build, operate and transfer (“BOT”) arrangements with the PRC government: (i) Tian Jin Shi Sheng Water Treatment Company Limited (“TianJin”), which commissioned water treatment in November 2003 and has a daily treatment capacity of approximately 10,000 tons; and (ii) Xin Le Sheng Mei Water Purifying Company Limited (“XinLe”), which also commissioned water treatment in November 2003 and has a daily treatment capacity of 40,000 tons. We have been retained as the manager to manage both TianJing and XinLe. The fees from XinLe and TianJing did not represent a significant portion of our revenue during 2006.

We also developed a BOT water treatment facility project in Hai Yang City under our subsidiary Hai Yang City Sheng Shi Environment Protection Company Limited (“HaiYang”) with capacity of 20,000 tons per day. We began construction of this project in April 2004 and completed the project and commenced water treatment in June 2005. We also developed another BOT water treatment facility project in Beijing under our subsidiary Bei Jing Hao Tai Shi Yuan Water Purifying Company Limited (“Beijing HaoTai”) with planned capacity of 20,000 tons per day. We began construction of this project in July 2004 completed approximately 90% till December, 2006. We retained a 90% interest in this facility until we disposed of it in December 2006 for a total consideration of US$1,442,567 realizing a gain of US$44,872. See Note 7 of Notes to Consolidated Financial Statements. In July 2005, we started construction of a BOT water treatment facility project for the Handan Fengfeng Mining Area in the Hebei Province under our subsidiary Han Dan Cheng Sheng Water Affairs Company Limited (“HanDan”) with capacity of 33,000 tons per day. The project expected to be completed in second quarter of 2007. The fees from these projects are expected to strengthen our net sales in the future.

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

For the two years prior to a reverse acquisition in September 2004, we had not generated significant revenues and were considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. We were seeking business opportunities or potential business acquisitions. Pursuant to a securities purchase agreement and plan of reorganization dated September 9, 2004, as amended, between our company, Evergreen Asset Group Limited, an International Business Company organized under the laws of the British Virgin Islands (“Evergreen” or “EGAG”), and the stockholders of Evergreen, we acquired 100% of the issued and outstanding shares of Evergreen’s capital stock. We issued 83,500,000 shares of our common stock in exchange for all the 300 issued and outstanding shares of Evergreen capital stock which had an estimated value of $4.24 million at the time of such issuance, valued based on the fair market value of the net assets of Evergreen. Since the stockholders of Evergreen acquired approximately 83.5% of our outstanding shares and the Evergreen management team and board of directors became the management team and board of directors of our company, according to FASB Statement No. 141 - “Business Combinations”, this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

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

Due to the reverse acquisition mentioned above, EGAG, pursuant to a group reorganization which was completed in July 2004, acquired 90% equity interests in each of XinXingmei, XianYang, HaiYang and BeijingHaoTai for cash consideration of RMB12,601,000 (approximately $1,521,860), RMB18,000,000 (approximately $2,173,913), RMB2,700,000 (approximately $326,087) and RMB1,800,000 (approximately $217,391) respectively, all of which are domestic incorporated companies established in the PRC with limited liability.

In March 2003, GDXS entered into a BOT agreement with Xian Yang City Environment Protection Bureau. The BOT agreement was later transferred to Xian Yang Bai Sheng Water Purifying Company Limited (“XianYang”), after XianYang was incorporated. The construction of the wastewater plant of XianYang started in the beginning of 2004. Due to the group reorganization in July 2004, 90% of GDXS’s interest in XianYang was transferred to EGAG. In October 2004, EGAG entered into a tri-party framework agreement with True Global Limited (“TGL”), an independent party and Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) for the disposal of its 90% interest in XianYang to TGL at a total consideration of $13,246,377. A gain on disposal of $5,220,299 was recorded in 2004 for the disposal of our entire 90% attributable interest in XianYang to TGL.The gain represents the difference between the disposal proceeds and our attributable share of net assets of XianYang at the date of disposal.

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

On November 7, 2006, China Evergreen Environmental Corporation changed its name to China Water Group, Inc. to reflect its focus on China’s water treatment and supply needs and on build-operate-transfer(BOT), Transfer-operate-transfer(TOT), and turnkey wastewater treatment facilities in China, at the same time, bottled water is considered.

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

From 2000 to 2006, we completed the following turn-key projects: Yongji Development Zone Wastewater Treatment Plant (Phase 1), Guangdong Nanhai City Jinsha Town Wastewater Treatment Plant, Guangdong Sanshui Baini Wastewater Treatment Plant and Guangzhou Yantang Wastewater Treatment Plant, Tianjin City Meichang Town Wastewater Treatment Plant,Yongji Development Zone Wastewater Treatment Plant (Phase 2), China Environment Industrial Park Wastewater Treatment Plant and Huangzhuang Industrial Park Wastewater Treatment Plant. The following turn-key projects are still in process:Tian Jin WuQing No.1 Waste Water Treatment Factory. The following table sets forth the company’s turn-key projects which are still in process:

Name of New Turn-key Project	Project value		Capacity/Per Day	Date of commencement of construction
Tianjin City WuQing No.1 Wastewater Treatment Plant	US $	1.03 million	10,000 tons	Commenced in September 2006

As of December 31, 2006 we had completed approximately 38% of Tianjin City WuQing No.1 Wastewater Treatment Plant.

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

The following table sets forth the BOT projects which we have completed or are in process of completing:

BOT Projects	Cost of investment		Capacity/ Per Day	Operation Period	Date of commencement of operation
Waste water treatment plant of TianJing	US $	1.09 million	10,000 tons	20 years	November 2003
Waste water treatment plant of XinLe	US $	4.11 million	40,000 tons	22 years	October 2003
Waste water treatment plant of HaiYang	US $	3.62 million	20,000 tons	22 years	June 2005
Waste water treatment plant of HanDan	US $	3.53 million	33,000 tons	22 years	Operation expected to commence in second quarter of 2007

As of December 31, 2006, the waste water treatment plants of TianJin, XinLe and HaiYang were operational and have been providing waste water treatment services. The waste water treatment plant of HanDan is still in the stage of testing and commissioning .

We have been financing the BOT projects of TianJing, XinLe and HaiYang through capital injections and funds generated from our operations. We will finance the remaining capital expenditure of HanDan of approximately $2 million through funds generated from our operations.

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

Commissioning and Fine-Tuning. For turn-key projects, should the system pass all tests, we will proceed to hand over the system to our customers. 5%-10% of the total contract value will be treated as retention monies during the warranty period of up to 12 months requirement. Our technical personnel will carry out fine-tuning and on-site services. After successful commissioning of the entire system, the retention monies will be paid by our customers to us after the warranty period of up to 12 months. For BOT projects, the plant will start operation after passing all tests. The technical team will carry out fine-tuning and on-site services. The operation team will follow the operational guidelines and monitor the quality of treated water.

Competition

We believe our main competitor is Beijing Capital Co., Ltd. (“Beijing Capital”), a subsidiary of Capital Group, which has identified investment, development, operation and management in the PRC water industry as its core business. Beijing Capital provides environment management services. We also compete with some other environmental and water treatment companies. We believe that we compete primarily on the basis of contract pricing. Though many of our competitors offer similar but less cost-effective services, they may have greater financial resources and hence be able to secure contracts with reduced operating margins but more competitive pricing. However, we believe that as a result of our cost efficiency through our patented technologies, we are able to offer even more competitive pricing. In addition, having access to the capital markets in the United States through our public listing will help to differentiate us from our competition. Another area of competition comes from local protectionism where local governments wish to protect local environmental businesses. In order for us to overcome this kind of competition, we rely on our financial and technical resources.

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

Effective Market Network. We emphasize the importance of marketing and have people specialized in promotion of our company and securing projects. We have marketing networks in Shangdong, Tianjin, Beijing, Handan Hebei, Xianyang Shangxi and Guangdong, where we have BOT projects. Such offices provide feedback on market intelligence and deal with existing and potential customers. Project selection is partially based on intelligence feedback from these networks. We retain a team of former senior government officials with considerable influence on local and central governments in the PRC. We identify this team through introduction and conferences/conventions that we attend. This team identifies and helps to secure major environmental projects for the group. The team also provides timely feedback of market conditions and deals with our existing and potential customers regularly. Though we do not have any contract with this team, we give incentives/commissions for each successful project secured.

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

In 2006, the Group’s major customers are Beijing Jinqiao Luyuan Environment Protection Investment Development Company Limited and The Management Committee of Yongji Economic Development Zone, both independent third parties, which, accounted for approximately 48.6% and 22.9%, respectively, of the Group’s total revenue of 2006. Revenue from Beijing Jinqiao Luyuan Environment Protection Investment Development Company Limited was in relation to the turnkey engineering project of China Environment Industrial Park Wastewater Treatment Plant while revenue from The Management Committee of Yongji Economic Development Zone was for the turnkey engineering project of Yongji Development Zone Wastewater Treatment Plant (Phase 2).

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

We have spent approximately $85,500 and $77,500 on research and development activities during the fiscal years ending December 31, 2006 and 2005, respectively.

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

The following table sets forth our major suppliers of equipment and materials:

Component, Raw Materials and Equipments	Our Major Suppliers
Waste water treatment analytical instruments	Hach Company

Blow fan systems	HV-Turbo A/S

Sewage pumps, slush pumps, other water pumps and mixers	Nanjing Airs Pump Industry Group

PLC automated control systems	Mitsubishi Electric

Electrical parts	Schneider Electric Low Voltage (Tianjin) Co.

Automated systems	GuangZhou SaiDi Automated Engineering Company

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

Employees

As of March 29, 2007, we had 48 employees, of whom 8 were engaged in sales, marketing and service, 9 in research, development and engineering, 15 in finance and administration and 16 in operations. None of our employees is represented by a collective bargaining agreement, and we believe that we have satisfactory relations with our employees.

Environmental

One of our core values is protecting the environment in which we operate and the environment in which our equipment operates. Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effect on our capital expenditures, earnings or competitive position. We do not anticipate any material capital expenditures for environmental control facilities in 2007.

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

We are exposed to credit risks of our customers. Defaults in payment by our customers will affect our financial position and our profitability. As of December 31, 2006, accounts receivables of $2.14 million accounted for approximately 14.4% of our current assets. Therefore, our financial position and profitability are dependent on the credit worthiness of our customers. Generally, our credit terms vary from 90 days to 180 days. Defaults in payment by our customers would adversely affect our profitability and cash flow. There was no allowance for doubtful amounts for the years ended December 31, 2005 and 2006. We are unable to provide assurance that risks of default by our customers would not increase in the future, or that we will not experience cash flow problems as a result of such defaults. Should these develop into actual events, our operations will be adversely affected and our profitability may be reduced.

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

Our operations could be adversely affected by changes in the political and economic conditions in the PRC. The PRC is our main market and accounted for all of our revenue in 2006. Therefore, we face risks related to conducting business in the PRC. Changes in the social, economic and political conditions of the PRC may adversely affect our business. Unfavorable changes in government policies, political unrest and economic developments may also have a negative impact on our operations.

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

Our BOT facilities are located at the following locations:

BOT Facilities	Location
Waste water treatment plant of TianJin	Dinan Road, Wuqing Development Zone, Tianjin, PRC.
Waste water treatment plant of XinLe	South west of Matoupu Village, Xinle City, Hebei, PRC.
Waste water treatment plant of HaiYang	Hexi, Zangjia Village, Yaiyang Touring and Vacationing Area, Haiyang City, Shandong, PRC.
Waste water treatment plant of HanDan	West of Qianpuzi Village, Mafeng Road, Fengfeng Mining Area, Handan, Hebei, PRC.

Each of the above BOT facilities consists of waste water treatment plants, office buildings and staff facilities. Apart from the waste water treatment plant of HanDan which is still under construction, constructions of the waste water treatment plants of TianJin, XinLe and HaiYang are completed.

Item 3. Legal Proceedings.

Neither our company nor any of our properties are currently subject to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders during the fourth quarter of the year ending December 31, 2006.

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

Quarter Ended	High	Low

March 31, 2005	$0.48	$0.30
June 30, 2005	$0.37	$0.15
September 30, 2005	$0.43	$0.14
December 31, 2005	$0.32	$0.20
March 31, 2006	$0.43	$0.20
June 30, 2006	$0.28	$0.28
September 30, 2006	$0.28	$0.18
December 31, 2006	$0.13	$0.11
March 31, 2007	$0.10	$0.09

Holders

As of March 28, 2007, there were 65 record holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We did not have any securities underlying outstanding options and securities remaining available for issuance under any equity compensation plans as of December 31, 2006.

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

In 2006, the Group’s major customers are Beijing Jinqiao Luyuan Environment Protection Investment Development Company Limited and The Management Committee of Yongji Economic Development Zone, both independent third parties, which, accounted for approximately 48.6% and 22.9%, respectively, of the Group’s total revenue of 2006. Revenue from Beijing Jinqiao Luyuan Environment Protection Investment Development Company Limited was in relation to the turnkey engineering project of China Environment Industrial Park Wastewater Treatment Plant while revenue from The Management Committee of Yongji Economic Development Zone was for the turnkey engineering project of Yongji Development Zone Wastewater Treatment Plant (Phase 2).

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

Due to the reverse acquisition mentioned above, EGAG, pursuant to a group reorganization which was completed in July 2004, acquired 90% equity interests in each of XinXingMei, XianYang, HaiYang and BeijingHaoTai for cash consideration of RMB12,601,000 (approximately $1,521,860), RMB18,000,000 (approximately $2,173,913), RMB2,700,000 (approximately $326,087) and RMB1,800,000 (approximately $217,391) respectively, all of which are domestic incorporated companies established in the PRC with limited liability.

In March 2003, GDXS entered into a BOT agreement with Xian Yang City Environment Protection Bureau. The BOT agreement was later transferred to Xian Yang Bai Sheng Water Purifying Company Limited (“XianYang”), after XianYang was incorporated. The construction of the wastewater plant of XY started in the beginning of 2004. Due to the group reorganization in July 2004, 90% of GDXS’s interest in XianYang was transferred to EGAG. In October 2004, EGAG entered into a tri-party framework agreement with True Global Limited (“TGL”), an independent party and Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) for the disposal of its 90% interest in XianYang to TGL at a total consideration of $13,246,377. A gain on disposal of $5,220,299 was recorded in 2004 for the disposal of our entire 90% attributable interest in XianYang to TGL.The gain represents the difference between the disposal proceeds and our attributable share of net assets of XianYang at the date of disposal.

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

On November 7, 2006, China Evergreen Environmental Corporation changed its name to China Water Group, Inc. to reflect its focus on China’s water treatment and supply needs and on build-operate-transfer(BOT), Transfer-operate-transfer(TOT), and turnkey wastewater treatment facilities in China, at the same time, bottled water is considered.

On December 18, 2006, Evergreen entered into an agreement with Hong Kong Water Utility Holdings Limited, an independent third party, to dispose of its entire 90% direct interest in Beijing Hao Tai at a consideration of US$1,442,567. The transaction was consummated on December 28, 2006. No revenue was generated from Beijing HaoTai prior to the date of disposition as the waste water treatment plant was still under construction.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Use of estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting years. Although management believes that the estimates and assumptions used in preparing the accompanying consolidated financial statements and related notes are reasonable in light of known facts and circumstances, actual results could differ from those estimates.

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

Property, plant and equipment. Property, plant and equipment are stated at cost less accumulated depreciation and amortization and impairment loss. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:-

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

Revenues arising from waste water treatment are recognized based on waste water treated as recorded daily by meters read at rates, in RMB/ton, as prescribed under the BOT agreements in accordance with SEC Staff Accounting Bulletin, ("SAB") Topic 13 “Revenue Recognition”. We meet the following four criteria for revenue recognition outlined in SAB Topic 13:

1.	There is sufficient evidence to support that sales arrangements exist;
2.	The price to the buyer is fixed through signed contracts;
3.	Meter readings illustrate that delivery of treated waste water has occurred; and
4.	Collectibility is reasonably assured through one or more of the following:
due diligence prior to contract signing; historical payment practices; or required upfront payments.

Revenues from sale of environment protection related products and bottled water and provision of technical services are recognized when goods are delivered or as services are performed. The contractual terms of the purchase agreements or consultancy agreements dictate the recognition of revenues by us. We recognize revenue in accordance with Staff Accounting Bulletin No. 104. Accordingly, four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products or services delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and our customer jointly determine that the product has been delivered or no refund will be required.

Recent accounting pronouncements. In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments: and amendment of FASB Statements No. 133 and 140”. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial statements, as it currently has no financial instruments within the scope of SFAS No. 155.

In March 2006, the FASB released SFAS No. 156 “Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company does not anticipate the adoption of SFAS No. 156 will have a material impact on its financial statements.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes”. This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the effect of FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

In September 2006, the FASB released SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R)” which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company is currently evaluating the impact of adopting SFAS No. 158 on its financial statements.

Results of Operations

For The Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

The following table summarizes the results of our operations during the year ended on December 31, 2006 and December 31, 2005, and provides information regarding the dollar and percentage increase or (decrease) from the year ended on December 31, 2006 to the year ended on December 31, 2005.

All amounts, other than percentages, in U.S. dollars

	For The Year Ended		For The Year Ended
	December 31, 2006		December 31, 2005
	Dollars in	As a percentage	Dollars in	As a percentage
	Thousands	of net revenues	Thousands	of net revenues
Sales revenue	4,797	100.0%	6,984	100.0%
Cost of revenue	3,489	72.7%	3,757	53.8%
Gross profit	1,308	27.3%	3,227	46.2%
General and administrative expenses	660	13.8%	820	11.7%
(Loss)/Income before income taxes and minority interests	(3,177)	-66.2%	437	6.3%
Income taxes	1,495	31.2%	(920)	-13.2%
Net loss	(1,504)	-31.3%	(761)	-10.9%

	For The Year Ended		Dollar ($)	Percentage
	December 31, 2006	December 31, 2005	Increase (Decrease)	Increase/ (Decrease)
	Dollars in thousands		in thousands

Sales revenue	4,797	6,984	(2,187)	-31.3%
Cost of revenue	3,489	3,757	(268)	-7.2%
Gross profit	1,308	3,227	(1,919)	-59.5%
General and administrative expenses	660	820	(160)	-19.5%
(Loss)/Income before income taxes and minority interests	(3,177)	437	(3,614)	-827%
Income tax	1,495	(920)	2,415	262.5%
Net loss	(1,504)	(761)	(743)	97.6%

Sales revenue. Sales revenue decreased $2.19 million, or approximately 31.3%, to $4.8 million for the year ended December 31, 2006 from $6.98 million for the year ended December 31, 2005. The decrease was driven by the lack of additional turn key engineering project in 2006. The sales revenue was mainly result from the projects which were commenced in 2005 and still progressing in 2006.

Cost of revenue. Our cost of revenue increased $0.22 million to $3.49 million for the year ended December 31, 2006 from $3.27 million for the year ended December 31, 2005. As a percentage of net revenues, the cost of revenue increased approximately 18.9 % to 72.7% for the year ended December 31, 2006 from 53.8% for the year ended December 31, 2005. The increase of such percentage was mainly due to the fact that the actual cost of the projects was larger than the budget cost and the payment for the commission fee for the projects while the revenue was decreased for the year.

Gross profit. Our gross profit decreased $1.92 million to $1.31 million for the year ended December 31, 2006 from $3.23 million for the year ended December 31, 2005.  This decrease was mainly attributable to lack of additional Turn-key engineering projects . Gross profit as a percentage of net revenues was 27.3% for the year ended December 31, 2006, as compared to 46.2% for the year ended December 31, 2005. The decrease of such percentage was mainly due to the fact that the actual cost of the projects was larger than the budget cost while the revenue was decreased.

General administrative expenses. Our General administrative expenses decreased $0.16 million, or approximately 19.5%, to $0.66 million for the year ended December 31, 2006 from $0.82 million for the year ended December 31, 2005. The decrease in the amount of general and administrative expenses was partly attributable to the decrease of operating activities for the year. As a result, the administrative expenses was decreased accordingly. As a percentage of net revenues, administrative expenses increased to 13.8% for the year ended December 31, 2006 as compared to 11.7% for the year ended December 31, 2005.

(Loss)/Income before income taxes and minority interests. Loss before income taxes and minority interests totaled $3.17 million for the year ended December 31, 2006, a decrease of 827% from $0.44 million for the year ended December 31, 2005, This decrease was primarily attributable to the decrease of gross profit for the year for the factors described above.

Income taxes. Income tax provision was $1.5 million for the year ended December 31, 2006, an increase of 262.5% as compared to income tax refund $0.92 million for the year ended December 31, 2005. This increase was attributable to the provision of income tax for one of the subsidiary, Hai Yang City Sheng Shi Environment Protection Company Limited, which is provided for the income incurred in 2005.

Net loss. Net loss decreased to approximately $1.50 million for the year ended December 31, 2006 as compared to approximately $0.76 million for the same period of 2005, a decrease of approximately $0.74 million or approximately 97.6%. This decrease is due to the factors described above.

Liquidity and Capital Resources

General. As of December 31, 2006, we had cash and cash equivalents of $4.1 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	The Year Ended December 31,
	2006	2005
	(Dollars in thousands)

Net cash provided by operating activities	2,584	3,635
Net cash provided by/(used in) investing activities	1,388	(6,878)
Net cash provided by/(used in) financing activities	(88)	3,075
Net cash inflow/(outflow)	3,969	(161)

Operating Activities. Net cash provided by operating activities was $2.58 million for year ended December 31, 2006, which is a decrease of $1.05 million from $3.63 million net cash provided by operating activities for the same period in 2005. The net inflow from the operating activities was mainly due to the collection of other receivable.

Investing Activities. Net cash provided by investing activities was $1.39 million for the year ended December 31, 2006, which is mainly due to the receipt of deposit paid for acquisition of a subsidiary in 2005 and cash inflow arising from disposal of interest in a subsidiary, Beijing Hao Tai Shi Yuan Water Purifying Company Limited, during the year.

On December 18, 2006, Evergreen entered into an agreement with Hong Kong Water Utility Holdings Limited, an independent third party, to dispose of its entire 90% direct interest in Beijing Hao Tai at a consideration of US$1,442,567. The transaction was consummated on December 28, 2006. No revenue was generated from Beijing Hao Tai prior to the date of disposition as the waste water treatment plant was still under construction.

The gain represents the difference between the disposal proceeds of US$1,442,567 and the Group’s attributable share of net assets of Beijing Hao Tai at the date of disposal of US$1,114,342 and receivable from Beijing Hao Tai of US$283,353.

Financing Activities. Net cash used in financing activities was $0.09 million for the year ended December 31, 2006 which is a decrease of $3.16 as compared to net cash provided by financing activities for the same year ended in 2005. The decrease of the net cash used in financing activities is mainly because the Company did not issue financial instrument or dispose its investment during the year.

Off-Balance Sheet Arrangements. Management has assessed the fair value of the obligation arising from the above financial guarantees and considered it as nil for our Company. Therefore, no obligation in respect of the above guarantees was recognized as of December 31, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements.

Item 7. Financial Statements

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Operations and Comprehensive Income (Loss)	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Cash Flows	F-4-F-5

Consolidated Statements of Stockholders’ Equity	F-6

Notes to Consolidated Financial Statements	F-7 - F-29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Water Group, Inc.

We have audited the accompanying consolidated balance sheets of China Water Group, Inc. (the “Company”) and its subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

PKF
Certified Public Accountants
Hong Kong, China

CHINA WATER GROUP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

	Year ended December 31,
	2006 US$	2005 US$

Revenue from turn-key engineering projects	3,893,176	4,830,613
Revenue from BOT wastewater treatment services	898,970	302,011
Revenue from provision of technical services	-	600,734
Revenue from sales of environment protection related products	-	1,250,611
Revenue from sales of bottled water	5,178	-
Total revenue (Note 27)	4,797,324	6,983,969

Cost of revenue for turn-key engineering projects	(2,707,515)	(2,784,341)
Cost of revenue for BOT wastewater treatment services	(317,235)	(175,077)
Cost of revenue for provision of technical services	-	(2,406)
Cost of revenue for sales of environment protection related products	-	(310,379)
Cost of revenue from sales of bottled water	(3,237)	-
Depreciation and amortization	(246,499)	(115,737)
Sales taxes	(214,884)	(369,052)
Total cost of revenue	(3,489,370)	(3,756,992)

Gross profit	1,307,954	3,226,977
Provision for doubtful accounts	(7,229,682)	-
Other general and administrative expenses	(659,731)	(820,170)
(Loss) income from operations	(6,581,459)	2,406,807
Other income (Note 22)	149,890	54,622
Interest expense (Note 23)	(2,908)	(42,991)
Penalty for late effectiveness of registration statement (Note 18)	(899,078)	-
Non-cash financing charges (Note 18)	-	(8,001,211)
Gain on fair value of derivative instruments (Note 18)	3,843,520	5,440,454
Gain on disposal of interest in a subsidiary - Beijing Hao Tai (Note 7)	44,872	-
Gain on disposal of construction project	80,282	635,941
Loss on disposal of property, plant and equipment	(45,243)	-
Loss on disposal of investment	-	(472,643)
Share of results in an associated company - Xin Le (Note 8)	233,305	416,218

(Loss) income before income tax and minority interests	(3,176,819)	437,197
Income tax benefit (expense) (Note 24(a))	1,494,869	(920,001)

Loss before minority interests	(1,681,950)	(482,804)
Minority interests (Note 19)	177,714	(277,700)

Net loss	(1,504,236)	(760,504)
Other comprehensive income
Foreign currency translation adjustment	230,235	221,156

Comprehensive loss	(1,274,001)	(539,348)

Basic net loss per share (Note 20)	(0.01)	(0.01)
Diluted net loss per share (Note 20)	(0.01)	(0.01)

see the accompanying notes to consolidated financial statements

CHINA WATER GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006 US$	2005 US$
ASSETS
Current assets
Cash and cash equivalents	4,144,484	175,224
Accounts receivable (Note 9)	2,140,575	5,220,940
Prepayment, deposits and other receivables (Note 10)	1,494,039	5,942,751
Amounts due from related companies (Note 11)	3,423,961	887,277
Amount due from an associated company (Note 13)	1,824,529	1,772,052
Deferred tax assets (Note 24(b))	1,796,377	187,267
Total current assets	14,823,965	14,185,511
Property, plant and equipment, net (Note 5)	4,739,533	2,636,892
Construction in progress (Note 6)	3,619,559	5,480,302
Deposits paid for acquisition of property, plant and equipment	-	635,500
Deposit paid for acquisition of a subsidiary (Note 31)	-	2,047,527
Interests in an associated company (Note 8)	1,080,562	815,613

Total assets	24,263,619	25,801,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Warrant liability (Note 18)	2,305,880	6,149,400
Unsecured loan (Note 14)	-	86,741
Note payable (Note 15)	25,600	24,783
Accounts payable	6,854,174	6,804,711
Accrued liabilities (Note 16)	3,062,829	1,493,035
Amounts due to directors (Note 12)	1,371,627	716,598
Amounts due to related companies (Note 17)	1,779,943	230,836
Income tax payable	1,680,094	1,557,167

Total current liabilities	17,080,147	17,063,271

Commitments (Note 28)

Minority interests (Note 19)	541,105	821,704

Stockholders' equity
Preferred stock, US$0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding (Note 21)	-	-
Common stock, US$0.001 par value, 200,000,000 shares authorized; 135,903,698 and 135,903,698 shares issued and outstanding (Note 21)	103,704	103,704
Additional paid-in capital	4,837,392	4,837,392
Retained earnings	1,249,882	2,754,118
Accumulated other comprehensive income	451,389	221,156

Total stockholders' equity	6,642,367	7,916,370

Total liabilities and stockholders' equity	24,263,619	25,801,345

see the accompanying notes to consolidated financial statements

CHINA WATER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2006 US$	2005 US$
Cash flows from operating activities :
Net loss	(1,504,236)	(760,504)
Adjustments to reconcile net loss to net cash flows provided by operating activities :
Depreciation and amortization	246,499	115,737
Non-cash financing charges	-	8,001,211
Gain on fair value of derivative instruments	(3,843,520)	(5,440,454)
Provision for doubtful accounts	7,229,682	-
(Increase) decrease in deferred tax assets	(1,574,642)	17,677
Minority interests	(177,714)	277,700
Gain on disposal of interest in a subsidiary - Beijing Hao Tai	(44,872)	-
Loss on disposal of investment	-	472,643
Loss on disposal of property, plant and equipment	45,243	-
Gain on disposal of construction project	(80,282)	-
Share of results in an associated company - Xin Le	(233,305)	(416,218)

Changes in operating assets and liabilities :
(Increase) decrease in accounts receivable	(1,120,997)	4,427,952
Decrease (increase) in prepayment, deposits and other receivables	1,909,849	(5,102,193)
(Increase) decrease in amounts due from related companies	(1,759,128)	2,321,593
Decrease in amounts due from directors	-	27,122
Increase (decrease) in accounts payable	1,010,595	(2,148,974)
Increase in accrued liabilities	1,791,700	846,754
Increase in amounts due to directors	618,785	92,900
Increase in income tax payable	70,171	902,322
Net cash provided by operating activities	2,583,828	3,635,268

Cash flows used in investing activities :
Decrease (increase) in deposit paid for acquisition of a subsidiary	2,072,723	(2,019,993)
Cash inflow (outflow) arising from disposal of interest in a subsidiary	1,442,567	(76,832)
Acquisition of property, plant and equipment	(2,127,075)	(4,443,983)
Decrease in amount due from an associated company	-	17,882
Decrease in deposit received for disposal of a subsidiary	-	(354,799)
Net cash flows provided by (used in) investing activities	1,388,215	(6,877,725)

Cash flows used in financing activities :
Net proceeds from disposal of investment	-	911,065
Net proceeds from issuance of warrant liability	-	4,623,207
Repayment of unsecured loans	(87,808)	(146,699)
Initial capital injection of Han Dan	-	260,223
Additional capital injection of Beijing Hao Tai	-	99,133
Decrease in amount due to a related company	-	(2,671,793)
Net cash flows (used in) provided by financing activities	(87,808)	3,075,136

Effect of foreign currency translation on cash and cash equivalents	85,025	6,466
Net increase (decrease) in cash and cash equivalents	3,969,260	(160,855)

Cash and cash equivalents, beginning of year	175,224	336,079

Cash and cash equivalents, end of year	4,144,484	175,224

See the accompanying notes to consolidated financial statements.

CHINA WATER GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders’
	No. of	Amount	capital	earnings	income	equity
	shares	US$	US$	US$	US$	US$

At January 1, 2005	99,999,997	100,000	3,841,096	3,514,622	-	7,455,718
Issue of shares in September (Notes 18 and 21)	32,200,000	32,200	-	-	-	32,200
Share issued in October for conversion of convertible debenture	3,703,701	3,704	996,296	-	-	1,000,000
Shares issued accounted for as liability (Notes 18 and 21)	-	(32,200)	-	-	-	(32,200)
Foreign currency translation adjustments	-	-	-	-	221,156	221,156
Net loss	-	-	-	(760,504)	-	(760,504)
At December 31, 2005	135,903,698	103,704	4,837,392	2,754,118	221,156	7,916,370
Foreign currency translation adjustments	-	-	-	-	230,233	230,233
Net loss	-	-	-	(1,504,236)	-	(1,504,236)
At December 31, 2006	135,903,698	103,704	4,837,392	1,249,882	451,389	6,642,367

see the accompanying notes to consolidated financial statements

CHINA WATER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. CHANGE OF COMPANY NAME

The Company was incorporated in the State of Nevada on September 10, 1996.

Following a reverse takeover transaction as detailed in note 2(ii), the Company has ended its development stage and is now engaging in the provision of the business as set out in note 3.

On November 12, 2004, the name of the Company was changed from Discovery Investment Inc. to China Evergreen Environmental Corp., with all the required filings submitted to the United States Securities and Exchange Commission.

On November 7, 2006, the name of the Company was changed from China Evergreen Environmental Corp. to China Water Group, Inc. (“the Company" and “CHWG”), with all the required filings submitted to the United States Securities and Exchange Commission.

2. BASIS OF PRESENTATION

(i)
The accompanying consolidated financial statements of CHWG and its subsidiaries - Evergreen Asset Group Limited (“Evergreen”), Evermaster Group Limited (“Evermaster”), Everbury Holdings Limited (“Everbury”), Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”), Tian Jin Shi Sheng Water Treatment Company Limited (“Tian Jin”), Hai Yang City Sheng Shi Environment Protection Company Limited (“Hai Yang”), Beijing Hao Tai Shi Yuan Water Purifying Company Limited (“Beijing Hao Tai”) and Han Dan Cheng Sheng Water Affairs Company Limited (“Han Dan”) (the “Group”) have been prepared in accordance with generally accepted accounting principles in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. The results of subsidiaries acquired or disposed during the years are included in the consolidated statement of operations and comprehensive income (loss) from the effective date of acquisition or up to the effective date of disposal.

(ii)
On October 15, 2004, CHWG completed a share exchange with the stockholders of Evergreen which was incorporated in the British Virgin Islands on April 20, 2004 under the International Business Companies Act, British Virgin Islands (the “Exchange”). In the Exchange, CHWG acquired 300 shares representing all the issued and outstanding common stock of Evergreen from the stockholders of Evergreen (the “Shareholders”) in exchange for the issuance of 83,500,000 shares of common stock of CHWG to the Shareholders.

The Exchange has been accounted for as a recapitalization of Evergreen whereby the assets and liabilities and operations of Evergreen become the assets and liabilities and operations of CHWG with no adjustments to the historical basis of assets and liabilities of Evergreen and the operations consolidated. The 16,499,997 shares of CHWG outstanding prior to the Exchange are accounted for at the net book value at the time of the transaction, approximately $148,705. The accompanying financial statements reflect the recapitalization of the shareholders equity as if the transaction occurred as of the beginning of the first period presented.

CHINA WATER GROUP, INC.

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

CHINA WATER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Construction in process

Construction in process represent the cost of construction of the waste water treatment plants under the Build-Operate-Transfer (“BOT”) agreements with the People’s Republic of China (“PRC”) government. The cost includes development and construction expenditure incurred and other direct costs attributable to the development. The construction in progress that was completed during the year was transferred to property, plant and equipment on a monthly basis, with monthly completion and inspection reports. No depreciation and amortization is provided until such time as the relevant assets are completed, ready for use and transferred to property, plant and equipment.

BOT agreements for the three waste water treatment plants in PRC include the following terms :-

Subsidiaries	Treatment capacity per day (tons)	Term (years)	Total investment as per BOT agreement
			RMB	US$

Tian Jin*	10,000	20	9,000,000	1,086,957
Hai Yang*	20,000	22	30,000,000	3,623,188
Han Dan	33,000	22	29,250,000	3,532,609

At December 31, 2006, waste water treatment plants of Tian Jin and Hai Yang were in use and depreciation and amortization are provided using the straight-line method over 20 years commencing on the date the waste water treatment plants were ready for use. Waste water treatment plants of Han Dan were not ready for use at December 31, 2006.

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

CHINA WATER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Allowance of doubtful accounts

The Group establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of accounts receivables and other receivables. A considerable amount of judgment is required in assessing the amount of the allowance, the Group considers the historical level of credit losses and applies percentages to aged receivable categories. The Group makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Bad debts are written off when identified. The Group extends unsecured credit to customers ranging from three to six months in the normal course of business. The Group does not accrue interest on accounts receivables.

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by the management and no significant additional bad debts have been written off directly to the profit and loss.

Associated company

An associated company is one, not being a subsidiary or a joint venture, in which the Company is in a position to exercise significant influence, including participation in financial and operating policy decisions. Details of the associated company are set out in note 8 to the consolidated financial statements.

Interests on an associated company is accounted for by the equity method of accounting and is initially recognized at cost.

CHINA WATER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Goodwill on acquisition of an associated company represents the excess of the cost of an acquisition over the fair value of the Group’s share of the net identifiable assets of the acquired associated company at the date of acquisition is included in interests in an associated company. Goodwill is tested annually for impairment and carried at cost less accumulated impairment losses. Gains and losses on the disposal of an entity include the carrying amount of goodwill relating to the entity sold.

The Group’s share of its associated company’s post-acquisition profits or losses is recognized in the statement of operations, and its share of post-acquisition movements in reserves is recognized in reserves. The cumulative post-acquisition movements are adjusted against the carrying amount of the investment. When the Group’s share of losses in an associated company equals or exceeds its interest in the associated company, including any other unsecured receivables, the Group does not recognize further losses, unless it has incurred obligations or made payments on behalf of the associated company.

Unrealized gains on transactions between the Group and its associated company are eliminated to the extent of the Group’s interest in the associated company. Unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred. Accounting policies of an associated company have been changed where necessary to ensure consistency with the policies adopted by the Group.

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

CHINA WATER GROUP, INC.

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

Revenues arising from waste water treatment are recognized based on waste water treated as recorded daily by meters read at rates, in RMB/ton, as prescribed under the BOT agreements in accordance with SEC Staff Accounting Bulletin, ("SAB") Topic 13 “Revenue Recognition”. We meet the following four criteria for revenue recognition outlined in SAB Topic 13:

1.	There is sufficient evidence to support that sales arrangements exist;
2.	The price to the buyer is fixed through signed contracts;
3.	Meter readings illustrate that delivery of treated waste water has occurred; and
4.	Collectibility is reasonably assured through one or more of the following:
due diligence prior to contract signing; historical payment practices; or required upfront payments.

CHINA WATER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Revenues from sale of environment protection related products and bottled water and provision of technical services are recognized when goods are delivered or as services are performed. The contractual terms of the purchase agreements or consultancy agreements dictate the recognition of revenues by us. We recognize revenue in accordance with Staff Accounting Bulletin No. 104. Accordingly, four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products or services delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and our customer jointly determine that the product has been delivered or no refund will be required.

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

CHINA WATER GROUP, INC.

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

For financial reporting purposes, RMB has been translated into USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity as “Accumulated other comprehensive income - foreign currency translation adjustments”. Gains and losses resulting from foreign currency transactions are included in other income (loss).

Income (loss) per share

Basic income (loss) per share is computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted income (loss) per share is computed by dividing the net income (loss) for the year by the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, unvested restricted common stock and contingently issuable shares that are probable of being issued, are included in diluted income (loss) per share to the extent such shares are dilutive. In accordance with SFAS 128, “Earnings Per Share”, the Company uses income (loss) from continuing operations, net of income taxes as the “control number” in determining whether common equivalent shares are dilutive or anti-dilutive in periods where discontinued operations are reported.

Reclassification of accounts

Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position.

CHINA WATER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently issued accounting pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments: and amendment of FASB Statements No. 133 and 140”. SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year.

In March 2006, the FASB released SFAS No. 156 “Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006.

In July 2006, the FASB issued FIN 48 “Accounting for Uncertainty in Income Taxes”. This interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively.

CHINA WATER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Recently issued accounting pronouncements (cont’d)

In September 2006, the FASB released SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans: an amendment of FASB Statements No. 87, 88, 106, and 132(R)” which requires an employer to recognize the over funded or under funded status of defined benefit and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through an adjustment to comprehensive income. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

In September 2006, the SEC issued SAB No. 108, which provides guidance on the process of quantifying financial statement misstatements. In SAB No. 108, the SEC staff establishes an approach that requires quantification of financial statement errors, under both the iron-curtain and the roll-over methods, based on the effects of the error on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is generally effective for annual financial statements in the first fiscal year ending after November 15, 2006. The transition provisions of SAB No. 108 permits existing public companies to record the cumulative effect in the first year ending after November 15, 2006 by recording correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for our fiscal year beginning January 1, 2008. We are in the process of evaluating this standard and therefore have not yet determined the impact that SFAS 159 will have on our financial statements upon adoption.

The Group has adopted all the above accounting procurements effective January 1, 2006 and considers that they have no material impact on these consolidated financial statements.

CHINA WATER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following :-

	December 31,
	2006	2005
	US$	US$
Purchase cost :-

Office equipment	31,364	2,965
Furniture and fixtures	14,401	6,220
Tools and equipment	2,393	29,490
Motor vehicles	48,384	173,597
Waste water treatment plants	5,072,771	2,651,780

Total	5,169,313	2,864,052

Less : Accumulated depreciation and amortization	(429,780)	(227,160)

Property, plant and equipment, net	4,739,533	2,636,892

Depreciation and amortization expenses for 2006 and 2005 amounted to US$246,499 and US$115,737 respectively.

There was no impairment loss for 2006 and 2005.

CHINA WATER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. CONSTRUCTION IN PROGRESS

Construction in progress represents costs incurred in connection with construction of a waste water treatment plants in the PRC under the BOT agreements as follows :-

	December 31,
	2006	2005
	US$	US$

Construction in progress of Tian Jin	-	1,054,842
Construction in progress of Hai Yang	-	3,586,557
Construction in progress of Han Dan	3,619,559	838,903

Total	3,619,559	5,480,302

As of December 31, 2006, construction in progress of Tian Jin and Hai Yang were in use while construction in progress of Han Dan were not ready for use. The construction in progress that was completed during the year was transferred to Property, Plant and Equipment on a monthly basis, with monthly completion and inspection reports.

7. GAIN ON DISPOSAL OF INTEREST IN A SUBSIDIARY

On December 18, 2006, Evergreen entered into an agreement with Hong Kong Water Utility Holdings Limited, an independent third party, to dispose of its entire 90% direct interest in Beijing Hao Tai at a consideration of US$1,442,567. The transaction was consummated on December 28, 2006. No revenue was generated from Beijing Hao Tai prior to the date of disposition as the waste water treatment plant was still under construction.

The gain of US$44,872 represents the difference between the disposal proceeds of US$1,442,567 and the Group’s attributable share of net assets of Beijing Hao Tai at the date of disposal of US$1,114,342 and receivable from Beijing Hao Tai of US$283,353.

CHINA WATER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INTERESTS IN AN ASSOCIATED COMPANY

	December 31,
	2006	2005
	US$	US$

Share of net assets	1,080,562	815,613

(a)	Details of the associated company, which was incorporated in the PRC, as of December 31, 2006 are as follows :-

	Percentage
	of equity
Name of the associated company	attributable to
	The Group	Evergreen
Xin Le Sheng Mei Water Purifying
Company Limited (“Xin Le”)	31.5%	35%

(b)
Information extracted from the unaudited financial statements of the associated company for the year ended December 31, 2006 and the audited financial statements of the associated company for the year ended December 31, 2005 is as follows :-

	Year ended December 31,
	2006	2005
	US$	US$
	(Unaudited)	(Audited)
(i) Statements of operations

Revenue from water treatment services per BOT agreement	1,190,431	1,160,147

Net profit	666,587	1,189,195

	December 31,
	2006	2005
	US$	US$
	(Unaudited)	(Audited)
(ii) Balance sheet

Construction in progress	3,809,171	3,934,652
Cash and cash equivalents	2,174	17,316
Inventories	32,011	40,086
Accounts receivable	626,926	921,812
Prepayment, deposits and other receivables	1,071,700	1,270,617
Accounts payable	(192,203)	(272,811)
Amounts due to CHWG’s subsidiaries	(1,824,529)	(1,772,052)
Other current liabilities	(437,930)	(1,809,296)

Net assets	3,087,320	2,330,324

The audited financial statements of the associated company for the year ended December 31, 2006 is not yet available. As such, the above information is extracted from the unaudited financial statements of the associated company for the year ended December 31, 2006.

CHINA WATER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. ACCOUNTS RECEIVABLE

	December 31,
	2006	2005
	US$	US$

Accounts receivable	6,543,318	5,220,940
Provision for doubtful accounts	(4,402,743)	-

	2,140,575	5,220,940

Provision for doubtful accounts in consolidated statements of operations and other comprehensive income represents the bad debts written off of US$2,826,939 and US$0 and provision for doubtful accounts of US$4,402,743 and US$0 for the year ended December 31, 2006 and 2005 respectively.

Accounts receivable as at December 31, 2006 represents mainly amounts receivable for turn-key engineering projects from the following waste water treatment plants :-

		December 31,
		2006	2005
Customer	Turn-key engineering project	US$	US$

Beijing Jinqiao Luyuan Environment Protection Investment Development Company Limited	China Environment Industrial Park Wastewater Treatment Plant	3,579,617	1,629,720
Shenzhen Jukeyuan Industrial Development Company Limited	Lechang City Lecheng Wastewater Treatment Plant	1,873,408	1,813,635

10. PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

	December 31,
	2006	2005
	US$	US$

Prepayment	106,767	74,624
Deposits	42,303	42,939
Other receivables:
Amounts receivable from True Global Limited	-	2,627,014
Amounts receivable from Hampton Limited	-	395,583
Amounts receivable from Zeng Xiangfeng	-	2,429,988
Amounts receivable from Beijing Hao Tai	737,284	-
Advances and miscellaneous receivables	607,685	372,603

	1,494,039	5,942,751

Amounts due from Zeng Xiangfeng, an independent party, were deposits for acquisition of waste water treatment plants. Due to a deferment in the proposed acquisition, the company has withdrawn the amounts in February 2006.

Amounts due from True Global Limited represent the remaining amount receivable from True Global Limited for the disposition of 90% direct interest in Xian Yang in 2004.

The management believes that all other receivables are collectible.

CHINA WATER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. AMOUNTS DUE FROM RELATED COMPANIES

At December 31, 2006, the balance mainly represents advanced cash to Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”), Xin Sheng Environment Protection and Technology Group Limited and Tian Jin Zhong Ke Company Limited in which Mr. Pu Chongliang (“Mr. Pu”), a director who is also a principal stockholder of the Group, is also a director and has equity interests. Payment of the amount due had been guaranteed by Mr. Pu.

All amounts are interest-free, unsecured and repayable on demand.

12. AMOUNTS DUE TO DIRECTORS

The amounts are interest-free, unsecured and repayable on demand.

13. AMOUNT DUE FROM AN ASSOCIATED COMPANY

The amount is interest-free, unsecured and repayable on demand.

14. UNSECURED LOAN

The amount represents a loan borrowed from a financial institution which is interest bearing at 9.486% per annum, unsecured and repaid in 2006.

15. NOTE PAYABLE
The amount represents note payable to the government for research and development of the application of the waste water treatment system. The amount is interest-free, unsecured and repayable on demand.

16. ACCRUED LIABILITIES
At December 31, 2006 and 2005, accrued liabilities comprised of the following :-

	December 31,
	2006	2005
	US$	US$

PRC tax	850,774	615,415
Staff welfare	33,025	41,171
Other payable	464,900	645,834
Other accruals	132,195	95,634
Registration right liability	994,059	94,981
Deferred revenue	587,876	-

Total	3,062,829	1,493,035

17. AMOUNTS DUE TO RELATED COMPANIES

At December 31, 2006, the balance mainly represents borrowed cash from Guang Dong Ke Tai Company Limited, Long Men Ke Tai Company Limited and Beijing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”) in which Mr. Pu has equity interests.

All amounts are interest-free, unsecured and repayable on demand.

CHINA WATER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. WARRANT LIABILITY

The fair values of the warrant liability as of December 31, 2006 are as below :-

	December 31,
	2006	2005
	US$	US$

Warrants issued in April, at fair value	200,000	450,000
Warrants issued in September, at fair value	2,073,680	5,667,200
Shares issued in September, accounted for as liability	32,200	32,200

Total	2,305,880	6,149,400

The Group has non-cash financing charges of US$8,001,211 for the year ended December 31, 2005 of which US$947,684 relates to the discounts given for the April Private Placement as described below and US$7,053,527 relates to the discounts given for the September Private Placement.

The Group has unrealized gain on warrant liability of US$3,843,520 and US$5,440,454 for the years ended December 31, 2006 and 2005 of which relates to the revaluation of the warrant liability to their fair value at year end.

The Group conducted a private placement in April 2005 (“April Private Placement”) of 20 investment units, at US$25,000 per unit, for gross proceeds of US$500,000. Each unit consisted of (a) a 12% convertible debenture in the original principal amount of US$25,000, convertible into shares of our common stock at the rate of the lesser of (i) US$0.20 per share or (ii) a 10% discount to the price per share of common stock (or conversion price per share of common stock) of the next private placement conducted by us prior to any conversion of the debenture, and (b) 125,000 detachable warrants to purchase one share each of our common stock at an exercise price of US$0.20 per share, expiring ten years from their date of issuance (“April Warrants”). As a result of the September 2005 private placement, pursuant to Section 5(d) of the warrant agreement, the exercise price has been adjusted to $0.15 per share on September 14, 2005. The debentures were due and payable August 1, 2005. The debenture holders, however, extended the payment period to September 30, 2005. The debentures were converted into 3,703,701 shares of common stock on October 1, 2005.

The Group used the Black-Scholes model in calculating the fair market value of the April Warrants and allocated US$148,531, US$74,266 and US$185,664 of the US$408,461 net proceeds to the Convertible Debenture, the Bifurcated Conversion Feature of the Debenture and the April Warrants, respectively. The differences between the fair value of each of the Convertible Debenture, the Bifurcated Conversion Feature of the Debenture and the April Warrants and the respective allocated amounts are recorded as non-cash financing charges and expensed of at the date of issuance. The principal assumptions used in the computation of the April Warrants are: expected term of 10 years; a risk-free rate of return of 4.24%; dividend yield of zero percent; and a volatility of 70%.

CHINA WATER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. WARRANT LIABILITY (CONT’D)

The Group granted to the holders of the April Warrants certain piggy-back and demand registration rights. Pursuant to the agreements surrounding the April Private Placement, in the event that the Group determined to undertake a registration of securities, the Group would include, at the request of the holder of “Registrable Securities”, the Registrable Securities in the registration statement. If the Group did not file a registration statement by the 120th day from the closing of such financing, and the Group shall have received a written request signed by the holders holding the majority of the Registrable Securities, then the Group was obligated to file, at its expense, a registration statement covering the Registrable Securities. Once such registration statement has been filed and declared effective, the Group is obligated to keep such registration statement effective until the earlier of (i) the date that all of the Registrable Securities have been sold pursuant to such registration statement, (ii) all Registrable Securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, and the Group has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, or (iii) all Registrable Securities may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision then in effect under the Securities Act. As of December 31, 2006, the Group has not received any written request signed by the holders holding the majority of the Registrable Securities.

Under EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the fair value of the April Warrants should be reported as a liability. Pursuant to the related warrant agreement, because there is currently no effective registration statement covering the shares of common stock underlying these warrants, these warrants are currently subject to a cashless exercise whereby the warrant holders may surrender their warrants to the company in exchange for shares of common stock. The number of shares of common stock into which a warrant would be exchangeable in such a cashless exercise depends on both the exercise price of the warrants and the market price of the common stock, each at or near the time of exercise. Because both of these factors are variable, it is possible that we could have insufficient authorized shares to satisfy a cashless exercise. In this scenario, if we were unable to obtain shareholder approval to increase the number of authorized shares, we could be obligated to settle such a cashless exercise with cash rather than by issuing shares of common stock. Further, EITF No. 00-19 requires that we record the potential settlement obligation at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through our statement of operations. We will continue to report the potential settlement obligation as a liability until such time as the warrants are exercised or expire or we are otherwise able to modify the warrant agreement to remove the provisions which require this treatment.

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

CHINA WATER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. WARRANT LIABILITY (CONT’D)

On September 14, 2005, the Group closed the private placement sale to accredited investors of units consisting of shares of our common stock and warrants to purchase shares of our common stock for aggregate gross proceeds of US$4.83 million (“September Private Placement”). Pursuant to the subscription agreements entered into with the investors, we issued to the investors 161 units at a price of US$30,000 per unit. Each unit consisted of 200,000 shares of our common stock, priced at US$0.15 per share, and warrants to purchase 200,000 shares of our common stock over a five year period at an exercise price of US$0.20 per share. Pursuant to the terms of the subscription agreements, we granted the investors limited registration rights for all common shares comprising the units, including the common shares issuable on exercise of the warrants. The Group also issued to Westminster Securities Corporation, as partial compensation for their placement agent services, 7,728,000 placement agent warrants to purchase one share each of our common shares, a portion of which has been assigned by Westminster Securities Corporation to certain of its officers and employees (the warrants issued in the September Private Placement together with the placement agent warrants are hereinafter referred to as “September Warrants”).

The Group used the Black-Scholes model in calculating the fair market value of the September Warrants and allocated US$4,140,535 of the US$4,172,735 net proceeds to the September Warrants. The difference between the fair value of the September Warrants and the allocated amount is recorded as non-cash financing charges and expensed of at the date of issuance. The principal assumptions used in the computation of the September Warrants are: expected term of 5 years; a risk-free rate of return of 4.24%; dividend yield of zero percent; and a volatility of 70%.

Under the subscription agreement for the September Private Placement, we agreed to prepare and file with the SEC (and did so file), at our own expense, a registration statement covering the registrable securities related to that placement. We agreed that in the event that the registration statement is not declared effective by the SEC within the earlier of 120 days from the final closing, we would pay to the investors in the September Private Placement liquidated damages in the amount of 2.0% of the purchase price of the registrable securities purchased from the Company and held by the investor for each month until the registration statement is declared effective. These liquidated damages began accruing on January 12, 2006. We agreed that if we do not remit payment of these liquidated damages, we will pay the investors in the September Private Placement interest at the rate of 12% per year until the liquidated damages are paid in full. The subscription agreement provides that if a registration statement is not effective at any time after one year following the issuance date of the September Warrants, these liquidated damages obligations will stop accruing. As of September 14, 2006 the liquidated damages obligations stopped accruing. As of December 31, 2006, we have made an accrual of $994,059 for registration right liability.

Under paragraphs 12-32 of EITF 00-19, contracts that include any provision that could require net-cash settlements cannot be accounted for as equity. Accordingly, the proceeds of the September Private Placement allocated for par value of the common stock and the September Warrants have been recorded as a liability on the balance sheet. Upon the effectiveness of the registration statement, the amount will be recorded as equity.

CHINA WATER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. MINORITY INTERESTS

	December 31,

	2006	2005
	US$	US$

At January 1	821,704	198,015
Minority interests in the consolidated statements of operations	(177,714)	277,700
Release on disposal of Beijing Hao Tai	(122,311)	-
Additional capital injection of Beijing Hao Tai	-	99,133
Initial capital injection of Han Dan	-	260,223
Translation difference	19,426	(13,367)

At December 31	541,105	821,704

20. BASIC NET LOSS PER SHARE

(i)	The basic net loss per share is calculated using the net loss and the weighted average number of shares outstanding during the year.

	Year ended December 31,
	2006	2005

Net loss (US$)	(1,504,236)	(760,504)

Weighted average number of common shares outstanding	135,903,698	110,549,423

Basic net loss per share (US$)	(0.01)	(0.01)

(ii)
The diluted net loss per share is calculated using the net loss and the weighted average number of shares outstanding during the year together with incremental common shares issuable upon exercise of all warrants issued.

	Year ended December 31,
	2006	2005

Net loss (US$)	(1,504,236)	(760,504)

Diluted weighted average number of common shares outstanding	135,903,698	110,549,423

Diluted net loss per share (US$)	(0.01)	(0.01)

As the April Warrants and the September Warrants are anti-dilutive, they are being excluded from the calculation of diluted net loss per share.

CHINA WATER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. COMMON STOCK

	No. of	Amount
	shares	US$
Authorized :-

Common stock at US$0.001 par value
At December 31, 2005, and December 31, 2006	200,000,000	200,000,000

Preferred stock at US$0.001 par value
At December 31, 2005, and December 31, 2006	50,000,000	50,000,000

Issued and outstanding :-

Common stock at US$0.001 par value
At December 31, 2004 and January 1, 2005	99,999,997	100,000
Issue of shares	35,903,701	35,904
Shares issued accounted for as liability (Note 18)	-	(32,200)

At December 31, 2005, and December 31, 2006	135,903,698	103,704

22. OTHER INCOME

	Year ended December 31,
	2006	2005
	US$	US$

Exchange gain	142,833	40,981
Bank interest income	842	-
Other income	6,215	13,641

	149,890	54,622

23. INTEREST EXPENSE

	Year ended December 31,
	2006	2005
	US$	US$

Interest on unsecured loans	2,908	12,625
Interest on debenture	-	30,366

	2,908	42,991

CHINA WATER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. INCOME TAXES

(a) The income tax benefit (expense) consisted of the following :-

	Year ended December 31,
	2006	2005
	US$	US$
Current tax :
PRC	(79,773)	(902,324)
Deferred tax :
PRC	1,574,642	(17,677)

Total income tax benefit (expense)	1,494,869	(920,001)

The provision for income tax represents the provision for PRC enterprise income tax calculated at the standard income tax rate of 33% on the assessable profits of the PRC’s subsidiaries and the standard withholding income tax rate of 10% on the total revenue generated by Evergreen, a company incorporated in the British Virgin Islands, in the PRC.

Income tax benefit (expense) can be reconciled with the amount computed by applying the statutory income tax rate to income before income tax as follows :-

	Year ended December 31,
	2006	2005
	US$	US$

(Loss) income before income tax	(3,176,819)	437,197

Expected income tax benefit (expense) at PRC statutory income tax rate of 33%	1,048,351	(144,275)
Under provision in prior years	-	(436,804)
Income not taxable for tax purposes	1,209,160	-
Tax rate differential	-	3,832
Tax effect of unrecognized tax losses	(987,852)	(831,882)
Utilization of tax loss	155,353	367,832
Others	69,857	121,296

Income tax benefit (expense)	1,494,869	(920,001)

CHINA WATER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. INCOME TAXES (CONT’D)

Note :-

The amount represents the difference of the provision for PRC enterprise income tax calculated at the standard income tax rate of 33% and the standard withholding income tax rate of 10% on the total revenue of Evergreen.

(b)
Deferred taxes result from temporary differences relating to items that are expensed/recognized as revenue for financial reporting, but are not currently deductible/taxable for income tax purposes. Significant components of our deferred tax assets and deferred tax liabilities as at December 31, 2006 and 2005 are as follows :-

	December 31,
	2006	2005
	US$	US$
Deferred tax assets :
Inventories	20,975	16,372
Accrued audit fee	-	409
Investment income	416,968	304,743
Cost of revenue	643,550	616,405
Depreciation	28,564	34,245
Deferred expenditure	1,667,610	181,020
Prepayment	33,919	-
Other administrative expenses	15,205	14,721
Other items	20,200	39,259

Total deferred tax assets	2,846,991	1,207,174

Deferred tax liabilities :-
Property, plant and equipment	(4,140)	(4,007)
Depreciation	-	(989)
Exchange differences	(28,508)	(11,250)
Revenue	(985,840)	(978,211)
Other administrative expenses	(12,899)	(8,833)
Other items	(19,227)	(16,617)

Total deferred tax liabilities	(1,050,614)	(1,019,907)

Net deferred tax assets	1,796,377	187,267

CHINA WATER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

25.	DETAILS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts and related amounts billed as of December 31, 2006, and December 31, 2005, are as follows:

	December 31,
	2006	2005
	US$	US$

Costs incurred on uncompleted contracts	334,926	2,770,093
Estimated earnings	52,953	2,060,519

	387,879	4,830,613
Less: Billings to date	387,879	4,830,613

	-	-

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

Pension contributions for 2006 and 2005 amounted to US$11,284 and US$8,409 respectively.

27. CONCENTRATION

In 2006, the Group’s major customers are Beijing Jinqiao Luyuan Environment Protection Investment Development Company Limited and The Management Committee of Yongji Economic Development Zone, both independent third parties, which, accounted for approximately 48.6% and 22.9%, respectively, of the Group’s total revenue of 2006. Revenue from Beijing Jinqiao Luyuan Environment Protection Investment Development Company Limited was in relation to the turnkey engineering project of China Environment Industrial Park Wastewater Treatment Plant while revenue from The Management Committee of Yongji Economic Development Zone was for the turnkey engineering project of Yongji Development Zone Wastewater Treatment Plant (Phase 2).

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

CHINA WATER GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

28. COMMITMENTS

Capital commitment

At December 31, 2006 and 2005, capital expenditure contracted for but not recognized in these financial statements was as follows :-

	December 31,
	2006	2005
	US$	US$

Capital expenditures	-	5,928,800

29. RELATED PARTY TRANSACTIONS

Apart from those as disclosed in notes 11 to 13 and 17, the Group had the following transactions with its related parties :-

		Year ended December 31,
		2006	2005
Related party	Nature of transaction	US$	US$

GDXS	Deposit paid for acquisition of subsidiary	-	2,047,527
BJZC	Purchase of materials for construction	1,721,045	1,094,186

30. SUPPLEMENTAL CASH FLOW INFORMATION

	Year ended December 31,
	2006	2005
	US$	US$

(i) Interest paid	6,201	42,991

(ii) Non-cash investing activities
Conversion of Convertible debenture	-	1,000,000

31. DEPOSIT FOR ACQUISITION OF A SUBSIDIARY

On December 23, 2005, the Group entered into an agreement with GDXS for the acquisition of the equity interest in a company that owns a BOT facility in Tian Jin city for a consideration of approximately US$2,047,527 through setting off the amount due from GDXS. The amount is treated as deposit until approval from the local government of Tian Jin city is received. This acquisition was cancelled, and the deposit is treated as amount due from GDXS.

32. SUBSEQUENT EVENTS

On December 29, 2007, Evergreen disposed of its 58% equity interest in Xinxingmei to Wenming PU at a total consideration of RMB7,308,600.

On December 29, 2007, China Water Group Inc. signed a contract with Fortune Luck Global International Limited to acquire 90 percent of the equity interest of Aba Xinchen Dagu Glacier Spring Co., Limited through its subsidiary Guangzhou Xinchen Water Company. The assignment is at the consideration of 13.45 million dollars, of which 7.5 million dollars will be paid in cash, and the remaining 5.95 million dollars will be in shares.

On January 22, 2007, Evermaster signed a contract with GDXS to amend the Articles of HanDan, which is jointly owned by the two signed parties, decreasing its investment in HanDan from previous HK$ 17.86 million to HK$ 7.2 million, the equity shares Evermaster in HanDan accounted for decreased from previous 90% to 34.32% accordingly. Evermaster is 100 percent subsidiary of China Water Group Inc.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable

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

Gain on disposal of the XY

As previously disclosed in our 2004 10-KSB, including amendments thereto, and comparative figures in our 2005 10-KSB, we recorded a gain on disposal of $2,029,720 in 2004 for the disposal of our 90% attributable interest in Xian Yang Bai Sheng Water Purifying Company Limited (“XianYang”) to True Global Limited (“TGL”), an independent party, at a consideration of $4,130,435 (RMB34.2 million). The disposal was made pursuant to a tri-party framework agreement between Evergreen Asset Group Limited (“EGAG”), TGL and Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) in which EGAG transferred 90% of its equity interest in XianYang to TGL while GDXS continued to own 10% of its equity interest in XianYang. The transaction was consummated on October 26, 2004 and the gain represents the difference between the disposal proceeds and our attributable share of net assets of ianXangY at the date of disposal. In the same year, we also recognized an amount of $9,115,942 for the construction revenue of XianYang using the percentage-of-completion method, estimated costs and claim recognition for construction contracts. The amount accounted for 97% of our total revenue in 2004.

In the previously filed 2004 10-KSB, as amended to date, and comparative figures in our previously filed 2005 10-KSB, the accounting treatment for the construction revenue of XianYang does not comply with SOP 81-1 or EITF 00-21. As a result, we will file an amendment to the 2004 10-KSB and 2005 10-KSB with adjusted disclosure to record the transaction as part of the gain on the disposal of the XianYang subsidiary rather than as revenue from construction of wastewater treatment plant. As such our adjusted total revenue for the fiscal year ended December 31, 2004 was $250,571 and the adjusted gain on disposal of interest in a subsidiary - XianYang was $5,220,299. Due to the same reason, account receivable from TGL amounted to $9,416,039 as of December 31, 2004 will be reclassified to prepayment, deposits and other receivables in our upcoming amendment to the 2004 10-KSB, comparative figures in this amendment to the 2005 10-KSB and comparative figures in the upcoming or recently filed amendments to the June 30, 2005 10-QSB and September 30, 2005 10-QSB.

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

Other than those disclosed above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal year ended December 31, 2006.

Item 8B. Other Information

Not applicable.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Set forth below are our executive officers and directors as of March 31, 2007.

Name	Age	Position
Chong Liang Pu	48	Chief Executive Officer, President and Director
Peh Chung Lim	39	Chief Financial Officer
Jia He Li	64	Chief Operating Officer
Shi Rong Jiang	32	Director
Lin Hong Ye	64	Director

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

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officers. A copy of our code of ethics was filed as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2005. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at Suite 7A01, Baicheng Building, 584 Yingbin Road, Dashi, Panyu District, Guangzhou, Guangdong, China.

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

All of our officers, directors or 10% shareholders have filed the reports required to be filed under Section 16(a), except for Mr. Peh Chung Lim and Mr. Jia He Li.

Item 10. Executive Compensation.

Cash Compensation of Executive Officers. The following table sets forth the cash compensation paid by the company to its chief executive officer for services rendered during the fiscal years ended December 31, 2006 and 2005.

	Annual Compensation				Long-Term Compensation
Name and Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards ($)	Common Shares Underlying Options Granted (# Shares)	All Other Compensation
Chong Liang Pu Chief Executive Officer	2006 2005	$16,400 0	0 0	0 0	0 0	0 0	0 0

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of the shares of our common stock as of March 31, 2007 by (i) each person who is known by us to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of our common stock, (ii) each of our directors and executive officers and (iii) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d) 3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to us. Except as indicated, the stockholders listed below possess sole voting and investment power with respect to their shares.

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
None

Item 12. Certain Relationships and Related Transactions.

We have the following related party transactions for the years ended December 31, 2006 and 2005:

			Year ended December 31,
Related party	Nature of transaction		2006 USD	2005 USD
GDXS	Deposit paid for acquisition of subsidiary	—		2,047,527
BJZC	Purchase of materials for construction	1,721,045		1,094,186
BJZC	Deposit paid for acquisition of property, plant and equipment		—	—

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

10.3	BOT Investment Contract dated July 4, 2003 between Guandong Xinsheng Environmental Co., Ltd. and People’s Government of Shunyi District, Beijing (5)

10.4	Contract for BOT Project Investment and Operation between Guandong Xinsheng Environmental Co., Ltd. and Shandong Haiyang Planning and Construction Administration (5)

10.5	Agreement with Shenzhen Jukeyuan Industry Development Co., Ltd. dated July 28, 2005(5)

10.6	Agreement with Tianjin Wuqing Huangzhuang Industrial Zone dated July 20, 2005(5)

10.7	Agreement with Tianjin Wuqing Fuyuan Economic Development Co., Ltd. dated May 28, 2005(5)

10.8	Agreement with Beijing Jinqiao Luyuan Environmental Protection Investment and Development Co., Ltd. dated August 4, 2005(5)

10.9	Agreement with Yongji Economic Development Zone Land Planning and Construction Bureau dated August 6, 2005(5)

10.10	License Agreement with Chong Liang Pu(6)

10.11	Agreement between Evergreen and Mr. Wenming Pu dated December 29, 2007(7)

16	Letter re Change in Certified Registered Public Account (2)

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as part of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 21, 2004.

(2)	Previously filed as part of the Company’s current report on Form 8-K/A filed with the Securities and Exchange Commission on December 30, 2004.

(3)	Previously filed as part of the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005.

(4)	Previously filed as part of the Company’s Form 10-SB filed with the Securities and Exchange Commission on May 24, 1999.

(5)	Previously filed as part of Amendment Number 1 to Registration Statement on Form SB-2, filed January 12, 2006, 1933 Act Number : 333-129064.

(6)	Previously filed as Exhibit 10.5 to the Company’s annual report on Form 10-KSB/A filed with the Securities and Exchange Commission on July 15, 2005.

(7)	Previously filed as part of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January16, 2008.

Item 14. Principal Accountant Fees and Services

Our board of directors has selected PKF Hong Kong SAR as our independent accountants to audit our consolidated financial statements for the two fiscal years ended December 31, 2006 and 2005.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered to us by our accountants for the years ended December 31, 2006 and 2005 were as follows:

Services Provided	2006	2005
Audit Fees	$85810	$50,438
Audit Related Fees	-0-	-0-
Tax Fees	-0-	-0-
All Other Fees	-0-	-0-

Total	$85810	$50,438

Audit Fees. The aggregate fees billed by PKF Hong Kong SAR for the years ended December 31, 2006 and 2005, respectively, were for the audits of our financial statements and reviews of our interim financial statements included in our annual and quarterly reports.

Audit Related Fees. There were no fees billed for the years ended December 31, 2005 and 2004 for the audit or review of our financial statement that are not reported under Audit Fees.

Tax Fees. There were no fees billed for the years ended December 31, 2006 and 2005 for professional services for tax compliance, tax advice and tax planning.

All Other Fees. There were no other fees of any type billed for the years ended December 31, 2006 and 2005 for services other than the services described above.

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

CHINA WATER GROUP, INC.

Date: July 11, 2008	By:	/s/ Chong Liang Pu
Chong Liang Pu, Chaorman of the Board

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Chong Liang Pu	Chairman of the Board and a director	July 11, 2008
CHONG LIANG PU

/s/ Ren Cai Ding	Chief Financial Officer	July 11, 2008
REN CAI DING

/s/ Lin Hong Ye	Director	July 11, 2008
LIN HONG YE

/s/ Shi Rong Jiang	Director	July 11, 2008
SHI RONG JIANG