Form 10-Q
period 2007-03-31
China Water Group, Inc.
filed 2009-03-30
CIK 1083459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

NA
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 139,383,450 shares of common stock, par value $.0001 per share, as of March 18, 2009.

Transitional Small Business Disclosure Format (Check one). YES ☐ NO ☒

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

CHINA WATER GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

Table of Contents

Page

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	4

Consolidated Balance Sheets	5

Consolidated Statements of Operations and Comprehensive Income (Loss)	6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8 - 16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Water Group, Inc.

We have reviewed the accompanying consolidated balance sheet of China Water Group, Inc. (the “Company”) and its subsidiaries as of March 31, 2007, and the related consolidated statements of operations and comprehensive income, and cash flows for the three months ended March 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Parsippany, New Jersey
March 10, 2009

CHINA WATER GROUP, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$4,123,823	$4,144,484
Accounts receivable, net of allowance of doubtful accounts of $-0- and $4,402,743, respectively	2,008,645	2,140,575
Prepayment, deposits and other receivables	1,130,585	1,494,039
Due from related companies	4,841,931	3,423,961
Due from affiliated companies	2,896,592	1,824,529
Deferred tax assets	1,812,993	1,796,377
Total current assets:	16,814,569	14,823,965

Property, plant and equipment, net	4,708,964	4,739,533
Construction in progress	32,572	3,619,559
Interests in affiliated companies	1,968,607	1,080,562

Total assets:	$23,524,712	$24,263,619

Liabilities and stockholders’ equity:
Current liabilities:
Warrant liability	1,380,040	2,305,880
Note payable	25,837	25,600
Accounts payable	6,482,886	6,854,174
Accrued liabilities	2,982,338	3,062,829
Due to directors	1,366,518	1,371,627
Due to related companies	1,751,570	1,779,943
Income tax payable	1,695,635	1,680,094
Total current liabilities:	15,684,824	17,080,147

Minority interests	273,586	541,105

Total liabilities:	15,958,410	17,621,252

Stockholders' equity:
Preferred stock, US$0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, US$0.001 par value, 200,000,000 shares authorized; 135,903,698 and 135,903,698 shares issued and outstanding	103,704	103,704
Additional paid-in capital	4,837,392	4,837,392
Retained earnings	1,949,233	1,249,882
Accumulated other comprehensive income	675,973	451,389

Total stockholders' equity:	7,566,302	6,642,367

Total Liabilities and Stockholders' Equity:	$23,524,712	$24,263,619

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended March 31, 2007 and 2006

	2007	2006

Revenue:
Revenue from turn-key engineering projects	$-	$814,746
Revenue from BOT wastewater treatment services	203,150	239,342
Revenue from sales of bottled water	3,147	-

Total revenue:	206,297	1,054,088

Cost of revenue:
Cost of revenue for turn-key engineering projects	-	(395,277)
Cost of revenue for BOT wastewater treatment services	(58,507)	(125,432)
Cost of revenue from sale of bottled water	(2,043)	-
Depreciation and amortization	(83,852)	(10,352)
Sales taxes	(364)	(50,273)

Total cost of revenue:	(144,766)	(581,334)

Gross profit:	61,531	472,754

Operating expenses:
Other general and administrative expenses	(188,362)	(113,574)

(Loss)/ Income from operations:	(126,831)	359,180

Other income (expense):
Other (expenses) /income	643	42,609
Interest expense	-	(231)
Penalty for late effectiveness of registration statement	(23,093)	(246,269)
Gain/(loss) on financial instruments	925,840	(4,452,683)
Share of results in associates - Xin Le and Han Dan	61,262	57,797

Total other income (expenses):	964,652	(4,598,777)

Income/(loss) before income tax and minority interests:	837,821	(4,239,597)

Income tax expense:	(212)	(117,076)

Income/(loss) before minority interests:	837,609	(4,356,673)

Minority interests:	(11,147)	(35,879)

Net income/(loss):	826,462	(4,392,552)

Other Comprehensive income:
Foreign currency translation adjustment	224,584	46,929

Comprehensive income:	$1,051,046	$(4,345,623)

Basic net income/(loss) per share:	$0.01	$(0.03)
Diluted net income/(loss) per share:	$0.01	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:

Net income/(loss)	$826,462	$(4,392,552)
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	83,852	10,352
(Gain)/loss in financial instruments	(925,840)	4,452,683
Minority interests	(3,891)	35,879
Share of results in an associated company - Xin Le	(61,262)	(57,797)

Changes in operating assets and liabilities :
Accounts receivable	151,135	(211,232)
Prepayment, deposits and other receivables	324,557	(170,625)
Due from related companies	(104,415)	(141,722)
Due from affiliated companies	(64,384)	-
Accounts payable	(215,782)	282,591
Accruals and other liabilities	(69,332)	147,264
Due to a related company	(44,662)	-
Due to directors	(17,727)	-
Income tax payable	-	232,419
Total adjustments:	(40,610)	138,695

Net cash (used in)/provided by operating activities:	(121,289)	187,260

Cash flows used in investing activities:
Disposal of interest in a subsidiary	15,038	-
Dividend received from an associated company - Xin Le	90,074	-
Acquisition of property, plant and equipment	(42,588)	(59,407)

Net cash provided by/(used in) investing activities:	62,524	(59,407)

Cash flows from financing activities:
Repayment of unsecured loans	-	(37,313)

Net cash provided by/(used in) financing activities:	-	(37,313)

Effect of foreign currency translation on cash and cash equivalents:	38,104	(75,141)

Net (decrease)/increase in cash and cash equivalents:	(20,661)	15,399

Cash and cash equivalents, beginning of period:	4,144,484	175,224

Cash and cash equivalents, end of period:	$4,123,823	$190,623

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 1 - BASIS OF PRESENTATION

In these notes, the terms “CHWG,” “we,” “us,” and “our” mean China Water Group, Inc. (formerly China Evergreen Environmental Corporation) and subsidiary companies.

The condensed consolidated financial statements of CWG included herein have been prepared by CHWG, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in CHWG's Annual Report on Form 10-KSB for the period ended December 31, 2006.

The accompanying unaudited quarterly consolidated financial statements reflect all adjustments of a normal and recurring nature which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of CHWG for the periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other quarterly period or for the fiscal year taken as a whole. Factors that affect the comparability of financial data from year to year and for comparable quarterly periods include non-recurring expenses associated with CHWG's costs incurred to reorganize CHWG, raise capital, and issue stock options and awards. Certain financial information that is not required for interim financial reporting purposes has been omitted.

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

As a result of the Reverse Acquisition, Evergreen became our wholly owned subsidiary. Evergreen has three majority owned subsidiaries: Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”), and Hai Yang City Sheng Shi Environment Protection Company Limited (“Haiyang”). Through Xinxingmei and Haiyang, we provide wastewater turn-key engineering, equipment and chemical trading. Evergreen currently holds 90% of Xinxingmei. Xinxingmei provides turn-key wastewater treatment engineering design and contracting. Xinxingmei also holds 90% and 35% respectively in the equity interest of the following two water treatment facilities operated through build, operate and transfer (BOT) arrangements with the PRC government: (i) Tian Jin Shi Sheng Water Treatment Company Limited (“Tian Jin”), which commissioned water treatment in November 2003 and has a daily treatment capacity of approximately 10,000 cubic meters and (ii) Xin Le Sheng Mei Water Purifying Company Limited (“Xin Le”), which also commissioned water treatment in November 2003 and has a daily treatment capacity of 40,000 cubic meters. Xinxingmei was retained to manage both Tian Jin and Xin Le.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 2 - DESCRIPTION OF BUSINESS (CONTINUED)

Xinxingmei’s management fees from Xin Le and Tian Jin did not represent a material portion of our revenue during the first quarter of 2007.

The principal activities of the Group are the research and development of waste water, garbage treatment and aqueous purifying techniques, investment and construction of waste water treatment plant and sales of environment protection related products.

On January 22 2007, the minority shareholder of Han Dan Cheng Sheng Water Affairs Company Limited (“Han Dan”), Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”), subscribed all of the remaining capital injection of Han Dan and there was no further injection of share capital from the Company. As a result, the percentage of equity in Han Dan hold by the Company decreased from 90% to 34.32% and Han Dan became an associated company of the Company instead of a subsidiary company.

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
March 31, 2007 and 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Allowances for accounts receivable. Our provisioning policy for bad and doubtful debt is based on the evaluation of collectibility and aging analysis of accounts receivable and on management's judgment. We do not require collateral or other security to support client receivables. We conduct periodic reviews of our clients' financial condition and customer payment practices to minimize collection risk on accounts receivable. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. During the first quarter of 2007, we made no allowances for doubtful debts.

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

Income per share. Basic income per share is computed by dividing the net income for the year by the weighted average number of common shares outstanding during the year. Diluted income per share is computed by dividing the net income for the year by the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares (which includes incremental common shares issuable upon the exercise of stock options, unvested restricted common stock and shares that may be issued on a contingent basis) are included in diluted income per share to the extent such shares are dilutive. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, we use income from continuing operations, net of income taxes, as the “control number” in determining whether common equivalent shares are dilutive or anti-dilutive in periods where discontinued operations are reported.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently issued accounting pronouncements

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 159.  The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”).  SFAS 141 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The requirements of SFAS 160 are effective for our fiscal year beginning January 1, 2009.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 4 - BASIC NET LOSS PER SHARE

(i)	The basic net income/(loss) per share is calculated using the net income and the weighted average number of shares outstanding during the year.

	Three months ended March 31,
	2007	2006

Net income/(loss) (US$)	$826,462	$(4,392,552)

Weighted average number of common shares outstanding	135,903,698	135,903,698

Basic net income/(loss) per share (US$)	$0.01	$(0.03)

(ii)
The diluted net income/(loss) per share is calculated using the net income/(loss) and the weighted average number of shares outstanding during the year together with incremental common shares issuable upon the exercise of all warrants issued.

	Three months ended March 31,
	2007	2006

Net income/(loss) (US$)	$826,462	$(4,392,552)

Weighted average number of common shares outstanding	135,903,698	135,903,698

Diluted net income/(loss) per share (US$)	$0.01	$(0.03)

As the April Warrants and the September Warrants are anti-dilutive, they are being excluded from the calculation of diluted earnings per shares.

NOTE 5 - PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

	March 31,	December 31,
	2007	2006

Prepayment	$51,677	$106,767
Deposits	41,403	42,303
Other receivables:
Amounts receivable from Beijing Hao Tai	742,994	737,284
Advances and miscellaneous receivables	294,511	607,685

Total	$1,130,585	$1,494,039

The management believes that all other receivables are collectible.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:-

	March 31,	December 31,
	2007	2006
Purchase cost :-

Office equipment	$30,097	$31,364
Furniture and fixtures	14,356	14,401
Tools and equipment	3,475	2,393
Motor vehicles	48,832	48,384
Waste water treatment plants	5,129,875	5,072,771

Total	5,226,635	5,169,313

Less : Accumulated depreciation and amortization	(517,671)	(429,780)

Property, plant and equipment, net	$4,708,964	$4,739,533

Depreciation and amortization expenses for the three months ended March 31, 2007 and 2006 amounted to US$83,852 and US$10,352 respectively.

NOTE 7 - WARRANT LIABILITY

The fair values of the warrant liability as of March 31, 2007 and December 31, 2006 are as below:-

	March 31,	December 31,
	2007	2006

Warrants issued in April, at fair value	$150,000	$200,000
Warrants issued in September, at fair value	1,197,840	2,073,680
Shares issued in September, accounted for as liability	32,200	32,200

Total	$1,380,040	$2,305,880

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 7 - WARRANT LIABILITY (CONTINUED)

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

The Group granted to the holders of the April Warrants certain piggy-back and demand registration rights. Pursuant to the agreements surrounding the April Private Placement, in the event that the Group determined to undertake a registration of securities, the Group would include, at the request of the holder of “Registrable Securities”, the Registrable Securities in the registration statement. If the Group did not file a registration statement by the 120th day from the closing of such financing, and the Group shall have received a written request signed by the holders holding the majority of the Registrable Securities, then the Group was obligated to file, at its expense, a registration statement covering the Registrable Securities. Once such registration statement has been filed and declared effective, the Group is obligated to keep such registration statement effective until the earlier of (i) the date that all of the Registrable Securities have been sold pursuant to such registration statement, (ii) all Registrable Securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, and the Group has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, or (iii) all Registrable Securities may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision then in effect under the Securities Act. As of March 31, 2007, the Group has not received any written request signed by the holders holding the majority of the Registrable Securities.

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 7 - WARRANT LIABILITY (CONTINUED)

On September 14, 2005, the Group closed the private placement sale to accredited investors of units consisting of shares of our common stock and warrants to purchase shares of our common stock for aggregate gross proceeds of US$4.83 million (“September Private Placement”). Pursuant to the subscription agreements entered into with the investors, we issued to the investors 161 units at a price of US$30,000 per unit. Each unit consisted of 200,000 shares of our common stock, priced at US$0.15 per share, and warrants to purchase 200,000 shares of our common stock over a five year period at an exercise price of US$0.20 per share. Pursuant to the terms of the subscription agreements, we granted the investors limited registration rights for all common shares comprising the units, including the common shares issuable on exercise of the warrants. The Group also issued to Westminster Securities Corporation, as partial compensation for their placement agent services 7,728,000 placement agent warrants to purchase one share each of our common shares, a portion of which has been assigned by Westminster Securities Corporation to certain of its officers and employees (the warrants issued in the September Private Placement together with the placement agent warrants are hereinafter referred to as “September Warrants”).

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

Under the subscription agreement for the September Private Placement, we agreed to prepare and file with the SEC (and did so file), at our own expense, a registration statement covering the registrable securities related to that placement. We agreed that in the event that the registration statement is not declared effective by the SEC within the earlier of 120 days from the final closing, we would pay to the investors in the September Private Placement liquidated damages in the amount of 2.0% of the purchase price of the registrable securities for each month until the registration statement is declared effective. These liquidated damages began accruing on January 12, 2006. We agreed that if we do not remit payment of these liquidated damages, we will pay the investors in the September Private Placement interest at the rate of 12% per year until the liquidated damages are paid in full. The subscription agreement provides that if a registration statement is not effective at any time after one year following the issuance date of the September Warrants, these liquidated damages obligations will stop accruing. As of September 14, 2006 the liquidated damages obligations stopped accruing. As of March 31, 2007, we have made an accrual of $1,026,438 for registration right liability.

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2007 and 2006

NOTE 8 - INTERESTS IN AFFILIATED COMPANIES

Interests in associated companies as of March 31, 2007 and December 31, 2006 are as below:

	March 31,	December 31,
	2007	2006

Xin Le Sheng Mei Water Purifying Company Limited (“Xin Le”)	$1,061,631	$1,080,562
Han Dan Cheng Sheng Water Affairs Company Limited (“Han Dan”)	906,976	-

Total	$1,968,607	$1,080,562

NOTE 9 - INCOME TAXES

The income tax benefit consisted of the following:-

	Three Months Ended March 31,
	2007	2006
Current tax :
PRC	$(212)	$(117,076)
Deferred tax :
PRC	-	-

Total income tax benefit	$(212)	$(117,076)

The provision for income tax represents the provision for PRC enterprise income tax calculated at the standard income tax rate of 33% on the assessable profits of the PRC’s subsidiaries and the standard withholding income tax rate of 10% on the total revenue generated by Evergreen, a company incorporated in the British Virgin Islands, in the PRC.

NOTE 10 - EMPLOYEE WELFARE PLAN

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes monthly contributions of 12% of all employees' salaries to the employee welfare plan.

NOTE 11 - CONCENTRATION

Our major customers for the three months ended March 31, 2007 were:

(i) Hai Yang City Zoning and Construction Management Bureau, which accounted for approximately 64% of our total revenue for the three months ended March 31, 2007; the revenues from this customer arose from BOT-waste water treatment service; and

(ii) Tianjin City Wuqing Zone Environment Protection Bureau, which accounted for approximately 34% of our total revenue for the three months ended March 31, 2007; the revenues from this customer arose from BOT-waste water treatment service.

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of our public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes contained in Item 1 of Part I of this Form 10-Q.

RESULTS OF OPERATIONS

Total revenue. We reported total revenue of $206,297 for the three months ended March 31, 2007 as compared to $1,054,088 for the three months ended March 31, 2006.  Nearly all of the difference was the lack of any revenue from turn-key engineering projects during the 2007 quarter as compared to $814,746 of revenue from turn-key engineering projects during the first quarter of 2006. We reported revenue from BOT wastewater treatment services of $203,150 during the first quarter of 2007 as compared to revenue of $239,342 during the first quarter of 2006.  We also recognized revenue of $3,147 from the sale of bottled water.  We have determined to leave the field of providing turn-key engineering projects and to concentrate our future efforts on the sale of bottled water.  We continue to provide BOT wastewater treatment services in existing facilities, but are not seeking to operate additional facilities and,  the Company will from time to time seek to dispose of existing facilities to concentrate on its bottled water business.

Cost of revenue. Our total cost of revenue, exclusive of depreciation, amortization and sales taxes, decreased from $520,709 for the three months ended March 31, 2006 to $60,550 for the three months ended March 31, 2007. This was primarily due our decreased levels of operation during the quarter ended March 31, 2007 as we moved away from turn-key engineering projects.

Gross profit. Gross profit, as a percentage of total revenue for the three months ended March 31, 2007 and 2006, was approximately 30%, or $61,531, and approximately 45%, or $472,754, respectively.   Decreased gross profits and margins reflect the Company’s transition away from turn-key engineering projects.

General and administrative expenses. Our total general and administrative expenses for the three months ended March 31, 2007 and 2006 were $188,362 and $113,574, respectively. The principal components of general and administrative expenses were administrative salaries and benefits, depreciation and amortization, traveling expenses, rental expenses and other general administration costs. The increase in general and administrative expenses for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily due to the increase of traveling expenses and general meeting cost for the management to seek more potential expansion opportunities.

. Penalty for late effectiveness of registration statement This amount represents the liquidated damages payment obligation we accrued in connection with the September Private Placement by missing the deadline we agreed to for effectiveness of the registration statement we filed in connection with that financing. Under the subscription agreement for the September Private Placement, we agreed to prepare and file with the SEC (and did so file), at our own expense, a registration statement covering the registrable securities related to that placement. We agreed that in the event that the registration statement is not declared effective by the SEC within the earlier of 120 days from the final closing, we would pay to the investors in the September Private Placement liquidated damages in the amount of 2.0% of the purchase price of the registrable securities for each month until the registration statement is declared effective. These liquidated damages began accruing on January 12, 2006. We agreed that if we do not remit payment of these liquidated damages, we will pay the investors in the September Private Placement interest at the rate of 12% per year until the liquidated damages are paid in full. The subscription agreement provides that if a registration statement is not effective at any time after one year following the issuance date of the September Warrants, these liquidated damages obligations will stop accruing. As of September 14, 2006 the liquidated damages obligations stopped accruing for a period of time and then other related damages began to accrue. As of September 30, 2006, we had made an accrual of $828,027 for such liquidated damages.

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

Unrealized gain/(loss) on financial instruments. Unrealized gains or losses on financial instruments represent the change in the fair market value of the financial instruments at each reporting date. The unrealized gain on financial instruments was  $925,840 for the three months ended March 31, 2007. The unrealized loss on financial instruments for the three months ended March 31, 2006 was  $(4,452,683).

Share of results in an associates. CWG holds a 35% interest in the net profits in XL and a 34.32% interest in Han Dan. Our share of results in XL for the three months ended March 31, 2007 and 2006 was $61,262 and $57,797, respectively. The increase in our share of net profits in 2007 was as a result of increase in net profit of our associates.

Net (loss)/income. We had a net income, after income tax and minority interests, of $826,462 for the three months ended March 31, 2007, and a net loss, after income tax and minority interests, of $(4,392,552) for the three months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow generated from operations. Net cash provided by operating activities during the three months ended March 31, 2007 was a negative $(121,289). Net cash provided by operating activities in the three months ended March 31, 2007, consisted of net income of $826,462, less an adjustment for non-cash items of $990,793, less adjustments for net changes in operating assets of $(40,610).  The total decrease in net cash for the three months ended March 31, 2007 was $(20,661) which is less than 1% of our cash and cash equivalents of $4,123,823 at the end of the period.  While our capital resources appear adequate for our current operations, we may require additional capital to fully launch our proposed bottled water operations.  We do not have any written commitments to raise any additional capital.

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

(b)           insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

We have communicated with our auditors, Patrizio & Zhao, LLC and concluded that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements, established by the Public Company Accounting Oversight Board, or PCAOB.

In order to address these material weaknesses our senior management has conducted a thorough review of our US GAAP financial reporting processes and prepared and implemented a US GAAP action plan. This plan was designed to generally improve our US GAAP reporting processes and to strengthen our control processes and procedures in order to prevent a recurrence of the circumstances that resulted in the need to restate our quarterly financial statements. The US GAAP action plan incorporates, among other matters, the following initiatives:

 1. arrange for our senior management and certain accounting and finance-related personnel to attend training sessions on US GAAP and financial reporting responsibilities and SEC disclosure requirements;

 2. modify the mandate of our internal audit function to place greater emphasis on the adequacy of, and compliance with, procedures relating to internal controls over US GAAP financial reporting and engage an internationally recognized accounting firm, which is not affiliated with  our former audotors. ,to assist our accounting department and internal audit function in the preparation of our US GAAP consolidated financial statements;

 3. recruit an accounting staff member with US GAAP expertise and who is not affiliated with our former audotorsy.

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

Exhibit No.

Description
31.1           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Certification of Chief Executive Officer  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2           Certification of Chief Financial Officer  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA WATER GROUP, INC.
(Registrant)

Dated: March 30, 2009	By: /s/ Wenge Fang
Wenge Fang,
Chief Executive Officer

Dated: March 30, 2009	By: /s/ Ding Rencai
Ding Rencai,
Chief Financial Officer