Form 10-Q
period 2007-06-30
China Water Group, Inc.
filed 2009-04-06
CIK 1083459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 139,383,450 shares of common stock, par value $.0001 per share, as of March 31, 2009.

Transitional Small Business Disclosure Format (Check one). YES ☐ NO ☒

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CHINA WATER GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

CHINA WATER GROUP, INC.

Table of Contents

Page

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	4

Consolidated Balance Sheets	5

Consolidated Statements of Operations and Comprehensive Income (Loss)	6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Water Group, Inc.

We have reviewed the accompanying consolidated balance sheet of China Water Group, Inc. (the “Company”) and its subsidiaries as of June 30, 2007, and the related consolidated statements of operations and comprehensive income, and cash flows for the six months ended June 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management.

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

Parsippany, New Jersey
March 10, 2009

CHINA WATER GROUP, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$207,696	$4,144,484
Accounts receivable, net of allowance of doubtful accounts of $-0- and $4,402,743, respectively	2,016,494	2,140,575
Prepayment, deposits and other receivables	1,276,006	1,494,039
Due from related companies	8,882,245	3,423,961
Due from affiliated companies	2,962,315	1,824,529
Deferred tax assets	1,840,599	1,796,377
Total current assets:	17,185,355	14,823,965

Property, plant and equipment, net	4,708,212	4,739,533
Construction in progress	47,669	3,619,559
Interests in affiliated companies	2,060,764	1,080,562

Total assets:	$24,002,000	$24,263,619

Liabilities and stockholders’ equity:
Current liabilities:
Warrant liability	1,380,040	2,305,880
Note payable	26,230	25,600
Accounts payable	6,474,521	6,854,174
Accrued liabilities	3,099,957	3,062,829
Due to directors	1,383,155	1,371,627
Due to related companies	1,778,240	1,779,943
Income tax payable	1,721,453	1,680,094
Total current liabilities:	15,863,596	17,080,147

Minority interests	289,316	541,105

Total liabilities:	16,152,912	17,621,252

Stockholders' equity:
Preferred stock, US$0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, US$0.001 par value, 200,000,000 shares authorized; 135,903,698 and 135,903,698 shares issued and outstanding	103,704	103,704
Additional paid-in capital	4,837,392	4,837,392
Retained earnings	2,093,270	1,249,882
Accumulated other comprehensive income	814,722	451,389

Total stockholders' equity:	7,849,088	6,642,367

Total Liabilities and Stockholders' Equity:	$24,002,000	$24,263,619

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income
For the Three Months and Six Months Ended June 30, 2007 and 2006

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenue:
Revenue from turn-key engineering projects	$-	$1,930,603	$-	$2,745,349
Revenue from BOT wastewater treatment services	223,948	227,150	427,098	466,492
Revenue from sales of bottled water	1,845	-	4,992	-

Total revenue:	225,793	2,157,753	432,090	3,211,841

Cost of revenue:
Cost of revenue for turn-key engineering projects	-	(1,032,362)	-	(1,427,639)
Cost of revenue for BOT wastewater treatment services	(81,574)	(146,145)	(140,081)	(271,577)
Cost of revenue from sale of bottled water	(1,131)	-	(3,174)	-
Depreciation and amortization	(74,619)	(4,704)	(158,471)	(15,056)
Sales taxes	(75)	(106,183)	(439)	(156,456)

Total cost of revenue:	(157,399)	(1,289,394)	(302,165)	(1,870,728)

Gross profit:	68,394	868,359	129,925	1,341,113

Operating expenses:
Other general and administrative expenses	(122,980)	(142,568)	(311,342)	(256,142)

(Loss)/ Income from operations:	(54,586)	725,791	(181,417)	1,084,971

Other income (expense):
Other (expenses) /income	171,069	-	171,713	42,609
Interest expense	-	(1,198)	-	(1,429)
Penalty for late effectiveness of registration statement	(22,644)	(287,500)	(45,737)	(533,769)
Gain/(loss) on financial instruments	-	2,718,464	925,840	(1,734,219)
Share of results in associates - Xin Le and Han Dan	61,664	56,119	122,926	113,916

Total other income (expenses):	210,089	2,485,885	1,174,742	(2,112,892)

Income/(loss) before income tax and minority interests:	155,503	3,211,676	993,325	(1,027,921)

Income tax expense:	-	(253,431)	(213)	(370,507)

Income/(loss) before minority interests:	155,503	2,958,245	993,112	(1,398,428)

Minority interests:	(11,466)	(62,116)	(22,613)	(97,995)

Net income/(loss):	144,037	2,896,129	970,499	(1,496,423)

Other Comprehensive income:
Foreign currency translation adjustment:	138,749	18,086	363,333	65,015

Comprehensive income:	$282,786	$2,914,215	$1,333,832	$(1,431,408)

Basic net income/(loss) per share:	$0.00	$0.02	$0.01	$(0.01)
Diluted net income/(loss) per share:	$0.00	$0.02	$0.01	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:

Net income/(loss)	$970,499	$(1,496,423)
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	158,471	15,056
(Gain)/loss in financial instruments	(925,840)	1,734,219
Minority interests	7,495	98,228
Share of results in an associated company - Xin Le	(122,926)	(113,916)

Changes in operating assets and liabilities :
Accounts receivable	174,370	(1,387,854)
Prepayment, deposits and other receivables	199,832	2,182,692
Due from related companies	(4,017,584)	(111,477)
Due from affiliated companies	(86,052)	-
Accounts payable	(322,558)	864,367
Accruals and other liabilities	1,522	404,648
Due to a related company	(44,901)	-
Due to directors	(21,935)	313
Income tax payable	-	590,684
Total adjustments:	(4,117,306)	2,527,685

Net cash (used in)/provided by operating activities:	(4,029,607)	2,780,537

Cash flows used in investing activities:
Disposal of interest in a subsidiary	15,119	-
Dividend received from an associated company - Xin Le	90,556	-
Acquisition of property, plant and equipment	(59,921)	(302,702)

Net cash provided by/(used in) investing activities:	45,754	(302,702)

Cash flows from financing activities:
Repayment of unsecured loans	-	(75,041)

Net cash provided by/(used in) financing activities:	-	(75,041)

Effect of foreign currency translation on cash and cash equivalents:	47,065	(31,186)

Net (decrease)/increase in cash and cash equivalents:	(3,936,788)	2,371,608

Cash and cash equivalents, beginning of period:	4,144,484	175,224

Cash and cash equivalents, end of period:	$207,696	$2,546,832

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
June 30, 2007 and 2006

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
June 30, 2007 and 2006

NOTE 2 - DESCRIPTION OF BUSINESS (CONTINUED)

Xinxingmei’s management fees from Xin Le and Tian Jin did not represent a material portion of our revenue during the first two quarters of 2007.

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
June 30, 2007 and 2006

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

Allowances for accounts receivable. Our provisioning policy for bad and doubtful debt is based on the evaluation of collectibility and aging analysis of accounts receivable and on management's judgment. We do not require collateral or other security to support client receivables. We conduct periodic reviews of our clients' financial condition and customer payment practices to minimize collection risk on accounts receivable. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. During the first two quarters of 2007, we made no allowances for doubtful debts.

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
June 30, 2007 and 2006

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 4 - BASIC NET LOSS PER SHARE

(i)	The basic net income/(loss) per share is calculated using the net income and the weighted average number of shares outstanding during the year.

	Six months ended June 30,
	2007	2006

Net income/(loss) (US$)	$970,499	$(1,496,423)

Weighted average number of common shares outstanding	135,903,698	135,903,698

Basic net income/(loss) per share (US$)	$0.01	$(0.01)

(ii)
The diluted net income/(loss) per share is calculated using the net income/(loss) and the weighted average number of shares outstanding during the year together with incremental common shares issuable upon the exercise of all warrants issued.

	Six months ended June 30,
	2007	2006

Net income/(loss) (US$)	$970,499	$(1,496,423)

Weighted average number of common shares outstanding	135,903,698	135,903,698

Diluted net income/(loss) per share (US$)	$0.01	$(0.01)

As the April Warrants and the September Warrants are anti-dilutive, they are being excluded from the calculation of diluted earnings per shares.

NOTE 5 - PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

	June 30,	December 31,
	2007	2006

Prepayment	$160,196	$106,767
Deposits	41,574	42,303
Other receivables:
Amounts receivable from Beijing Hao Tai	754,427	737,284
Advances and miscellaneous receivables	319,809	607,685

Total	$1,276,006	$1,494,039

The management believes that all other receivables are collectible.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:-

	June 30,	December 31,
	2007	2006
Purchase cost :-

Office equipment	$33,762	$31,364
Furniture and fixtures	14,108	14,401
Tools and equipment	3,528	2,393
Motor vehicles	49,575	48,384
Waste water treatment plants	5,207,985	5,072,771

Total	5,308,958	5,169,313

Less : Accumulated depreciation and amortization	(600,746)	(429,780)

Property, plant and equipment, net	$4,708,212	$4,739,533

Depreciation and amortization expenses for the six months ended June 30, 2007 and 2006 amounted to US$158,471 and US$15,056 respectively.

NOTE 7 - WARRANT LIABILITY

The fair values of the warrant liability as of June 30, 2007 and December 31, 2006 are as below:-

	June 30,	December 31,
	2007	2006

Warrants issued in April, at fair value	$150,000	$200,000
Warrants issued in September, at fair value	1,197,840	2,073,680
Shares issued in September, accounted for as liability	32,200	32,200

Total	$1,380,040	$2,305,880

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
June 30, 2007 and 2006

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
June 30, 2007 and 2006

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

Under the subscription agreement for the September Private Placement, we agreed to prepare and file with the SEC (and did so file), at our own expense, a registration statement covering the registrable securities related to that placement. We agreed that in the event that the registration statement is not declared effective by the SEC within the earlier of 120 days from the final closing, we would pay to the investors in the September Private Placement liquidated damages in the amount of 2.0% of the purchase price of the registrable securities for each month until the registration statement is declared effective. These liquidated damages began accruing on January 12, 2006. We agreed that if we do not remit payment of these liquidated damages, we will pay the investors in the September Private Placement interest at the rate of 12% per year until the liquidated damages are paid in full. The subscription agreement provides that if a registration statement is not effective at any time after one year following the issuance date of the September Warrants, these liquidated damages obligations will stop accruing. As of September 14, 2006 the liquidated damages obligations stopped accruing. As of June 30, 2007, we have made an accrual of $1,064,898 for registration right liability.

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
June 30, 2007 and 2006

NOTE 8 - INTERESTS IN AFFILIATED COMPANIES

Interests in associated companies as of June 30, 2007 and December 31, 2006 are as below:

	June 30,	December 31,
	2007	2006

Xin Le Sheng Mei Water Purifying Company Limited (“Xin Le”)	$1,139,978	$1,080,562
Han Dan Cheng Sheng Water Affairs Company Limited (“Han Dan”)	920,786	-

Total	$2,060,764	$1,080,562

NOTE 9 - INCOME TAXES

The income tax benefit consisted of the following:-

	Six Months Ended June 30,
	2007	2006
Current tax :
PRC	$213	$370,507
Deferred tax :
PRC	-	-

Total income tax benefit	$213	$370,507

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

NOTE 11 - CONCENTRATION

Our major customers for the six months ended June 30, 2007 were:

(i) Hai Yang City Zoning and Construction Management Bureau, which accounted for approximately 65% of our total revenue for the six months ended June 30, 2007; the revenues from this customer arose from BOT-waste water treatment service; and

(ii) Tianjin City Wuqing Zone Environment Protection Bureau, which accounted for approximately 34% of our total revenue for the six months ended June 30, 2007; the revenues from this customer arose from BOT-waste water treatment service.

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

RESULTS OF OPERATIONS

Quarter Ended June 30, 2007 vs Quarter Ended June 30, 2006

Total revenue. We reported total revenue of $225,793 for the three months ended June 30, 2007 as compared to $2,157,753 for the three months ended June 30, 2006. Nearly all of the difference was the lack of any revenue from turn-key engineering projects during the second quarter 2007 quarter as compared to $1,903,603 of revenue from turn-key engineering projects during the second quarter of 2006. We reported revenue from BOT wastewater treatment services of $223,948 during the second quarter of 2007 as compared to revenue from BOT wastewater treatment services of $227,150 during the second quarter of 2006. We also recognized revenue of $1,845 from the sale of bottled water during the second quarter of 2007. We have determined to leave the field of providing turn-key engineering projects and to concentrate our future efforts on the sale of bottled water. We continue to provide BOT wastewater treatment services in existing facilities, but are not seeking to operate additional facilities and, the Company will from time to time seek to dispose of existing facilities to concentrate on its bottled water business.

Cost of revenue. Our total cost of revenue, exclusive of depreciation, amortization and sales taxes, decreased from $1,289,394 for the three months ended June 30, 2006 to $157,399 for the three months ended June 30, 2007. This was primarily due to our decreased levels of operation during the quarter ended June 30, 2007 as we continued our move away from turn-key engineering projects.

Gross profit. Gross profit, as a percentage of total revenue for the three months ended June 30, 2007 and 2006, was approximately 30%, or $68,394, and approximately 40%, or $868,359, respectively. Decreased gross profits and margins reflect the Company’s transition away from turn-key engineering projects.

General and administrative expenses. Our total general and administrative expenses for the three months ended June 30, 2007 and 2006 were $122,980 and $142,568, respectively. The principal components of general and administrative expenses were administrative salaries and benefits, depreciation and amortization, traveling expenses, rental expenses and other general administration costs. The decrease in general and administrative expenses for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily due to the decreased levels of operations.

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

Unrealized gain/(loss) on financial instruments. Unrealized gains or losses on financial instruments represent the change in the fair market value of the financial instruments at each reporting date. Their was no unrealized gain on financial instruments for the three months ended June 30, 2007. The unrealized gain on financial instruments for the three months ended June 30, 2006 was $2,718,464.

Share of results in an associates. CWG holds a 35% interest in the net profits in Xin Lee and a 34.32% interest in Han Dan. Our share of results in Xin Lee and Han Dan for the three months ended June 30, 2007 and 2006 was $61,664 and $56,119, respectively. The increase in our share of net profits in 2007 was as a result of increase in net profit of our associates.

Net (loss)/income. We had a net income, after income tax and minority interests, of $144,037 for the three months ended June 30, 2007, and a net income, after income tax and minority interests, of $2,896,129 for the three months ended June 30, 2006. The smaller net income number reflects our reduced scale of operations has we have exited the turn-key engineering project aspect of our business.

Six Months Ended June 30, 2007 vs Six Months Ended June 30, 2006

Total revenue. We reported total revenue of $432,090 for the six months ended June 30, 2007 as compared to $3,211,841 for the six months ended June 30, 2006. Nearly all of the difference was the lack of any revenue from turn-key engineering projects during the first six months of 2007 quarter as compared to $2,745,349 of revenue from turn-key engineering projects during the first six months of 2006. We reported revenue from BOT wastewater treatment services of $427,098 during the first six months of 2007 as compared to revenue from BOT wastewater treatment services of $466,492 during the first six months of 2006. We also recognized revenue of $4,992 from the sale of bottled water during the first six months of 2007. We have determined to leave the field of providing turn-key engineering projects and to concentrate our future efforts on the sale of bottled water. We continue to provide BOT wastewater treatment services in existing facilities, but are not seeking to operate additional facilities and, the Company will from time to time seek to dispose of existing facilities to concentrate on its bottled water business.

Cost of revenue. Our total cost of revenue, exclusive of depreciation, amortization and sales taxes, decreased from $1,870,728 for the six months ended June 30, 2006 to $302,165 for the six months ended June 30, 2007. This was primarily due our decreased levels of operation during the six months June 30, 2007 as we continued our move away from turn-key engineering projects.

Gross profit. Gross profit, as a percentage of total revenue for the six months ended June 30, 2007 and 2006, was approximately 30%, or $129,925, and approximately 42%, or $1,341,113 respectively. Decreased gross profits and margins reflect the Company’s transition away from turn-key engineering projects.

General and administrative expenses. Our total general and administrative expenses for the six months ended June 30, 2007 and 2006 were $311,342 and $256,142, respectively. The principal components of general and administrative expenses were administrative salaries and benefits, depreciation and amortization, traveling expenses, rental expenses and other general administration costs. The increase in general and administrative expenses for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was primarily due to the increase of traveling expenses and general meeting costs as management sought more potential expansion opportunities for the company.

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

Unrealized gain/(loss) on financial instruments. Unrealized gains or losses on financial instruments represent the change in the fair market value of the financial instruments at each reporting date. There was an unrealized gain on financial instruments for the six months ended June 30, 2007 of $925,840. The unrealized loss on financial instruments for the six months ended June 30, 2006 was $(1,734,219).

Share of results in an associates. CWG holds a 35% interest in the net profits in Xin Le and a 34.32% interest in Han Dan. Our share of results in Xin Le and Han Dan for the six months ended June 30, 2007 and 2006 was $122,926 and $113,916, respectively. The increase in our share of net profits in 2007 was as a result of increase in net profit of our associates.

Net (loss)/income. We had a net income, after income tax and minority interests, of $970,499 for the six months ended June 30, 2007, and a net loss, after income tax and minority interests, of $(1,496,423) for the six months ended June 30, 2006. The loss in the 2006 period as compared to the gain in the 2007 period is entirely attributable to the gain (loss) on financial instruments discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow generated from operations. Net cash provided by operating activities during the six months ended June 30, 2007 was a negative $(4,029,607). Net cash provided by operating activities in the six months ended June 30, 2007, consisted of net income of $970,499, principally reduced by an adjustment for non-cash items of $4,117,306. The total decrease in net cash for the six months ended June 30, 2007 was the result of an interest free 30,000,000 RMB ($4,000,000) interst free demand loan to an affiliated entity.

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

 3. recruit an accounting staff member with US GAAP expertise and who is not affiliated with our former auditors.

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

CHINA WATER GROUP, INC.
(Registrant)

Dated: April 3 2009	By:	/s/ Wenge Fang
Wenge Fang,
Chief Executive Officer

Dated: April 3, 2009	By:	/s/ Ding Rencai
Ding Rencai,
Chief Financial Officer