Form 10-Q
period 2007-09-30
China Water Group, Inc.
filed 2009-04-14
CIK 1083459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 139,383,450 shares of common stock, par value $.0001 per share, as of April 8, 2009.

Transitional Small Business Disclosure Format (Check one). YES ☐ NO ☒

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

CHINA WATER GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Water Group, Inc.

We have reviewed the accompanying consolidated balance sheet of China Water Group, Inc. (the “Company”) and its subsidiaries as of September 30, 2007, and the related consolidated statements of operations and comprehensive income, and cash flows for the nine months ended September 30, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management.

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

Parsippany, New Jersey
March 10, 2009

CHINA WATER GROUP, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$299,762	$4,144,484
Accounts receivable, net of allowance of doubtful accounts of $-0- and $4,402,743, respectively	422,558	2,140,575
Prepayment, deposits and other receivables	8,267,533	1,494,039
Due from related companies	1,920,878	3,423,961
Due from affiliated companies	3,034,247	1,824,529
Deferred tax assets	1,868,036	1,796,377
Total current assets:	15,813,014	14,823,965

Property, plant and equipment, net	4, 699,081	4,739,533
Construction in progress	64,168	3,619,559
Interests in affiliated companies	2,152,419	1,080,562

Total assets:	$22,728,682	$24,263,619

Liabilities and stockholders’ equity:
Current liabilities:
Warrant liability	1,457,320	2,305,880
Note payable	26,604	25,600
Accounts payable	6,452,297	6,854,174
Accrued liabilities	3,171,671	3,062,829
Due to directors	1,402,878	1,371,627
Due to related companies	1,803,598	1,779,943
Income tax payable	1,745,782	1,680,094
Total current liabilities:	16,060,150	17,080,147

Minority interests	303,892	541,105

Total liabilities:	16,364,042	17,621,252

Stockholders' equity:
Preferred stock, US$0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, US$0.001 par value, 200,000,000 shares authorized; 135,903,698 and 135,903,698 shares issued and outstanding	103,704	103,704
Additional paid-in capital	4,837,392	4,837,392
Retained earnings	509,238	1,249,882
Accumulated other comprehensive income	914,306	451,389

Total stockholders' equity:	6,364,640	6,642,367

Total Liabilities and Stockholders' Equity:	$22,728,682	$24,263,619

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income
For the Three Months and Nine Months Ended September 30, 2007 and 2006

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenue:
Revenue from turn-key engineering projects	$-	$722,489	$-	$3,467,838
Revenue from BOT wastewater treatment services	214,223	269,277	641,286	735,769
Revenue from sales of bottled water	-	-	5,027	-

Total revenue:	214,223	991,766	646,313	4,203,607

Cost of revenue:
Cost of revenue for turn-key engineering projects	-	(463,731)	-	(1,891,370)
Cost of revenue for BOT wastewater treatment services	(82,038)	(135,563)	(222,094)	(407,140)
Cost of revenue from sale of bottled water	-	-	(3,196)	-
Depreciation and amortization	(75,817)	(4,323)	(234,288)	(19,379)
Sales taxes	-	(39,737)	(442)	(196,193)

Total cost of revenue:	(157,855)	(643,354)	(460,020)	(2,514,082)

Gross profit:	56, 368	348,412	186,293	1,689,525

Operating expenses:
Other general and administrative expenses	(1,593,402)	(183,799)	(1,904,744)	(439,941)

(Loss)/ Income from operations:	(1,537,034)	164,613	(1,718,451)	1,249,584

Other income (expense):
Other (expenses) /income	1,205	-	172,920	42,609
Interest expense	-	(485)	-	(1,914)
Penalty for late effectiveness of registration statement	(22,382)	(294,258)	(68,119)	(828,027)
Gain/(loss) on financial instruments	(77,280)	3,477,393	848,560	1,743,174
Share of results in associates - Xin Le and Han Dan	61,854	58,459	184,780	172,375

Total other income (expenses):	(36,603)	3,241,109	1,138,141	1,128,217

Income/(loss) before income tax and minority interests:	(1,573,637)	3,405,722	(580,310)	2,377,801

Income tax expense:	-	(65,830)	(215)	(436,337)

Income/(loss) before minority interests:	(1,573,637)	3,339,892	(580,525)	1,941,464

Minority interests:	(10,396)	(30,666)	(33,009)	(128,661)

Net income/(loss):	(1, 584,033)	3,309,226	(613,534)	1,812,803

Other Comprehensive income:
Foreign currency translation adjustment:	99,584	176,800	462,917	241,815

Comprehensive income:	$(1,484,449)	$3,486,026	$(150,617)	$2,054,618

Basic net income/(loss) per share:	$(0.01)	$0.02	$(0.00)	$0.01
Diluted net income/(loss) per share:	$(0.01)	$0.02	$(0.00)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006

	2007	2006
Cash flows from operating activities:

Net income/(loss)	$(613,533)	$1,812,803
Adjustments to reconcile net income to net cash provided by operating activities :
Depreciation and amortization	234,288	19,379
(Gain)/loss in financial instruments	(848,560)	(1,743,174)
(Increase) in deferred expenditure	(1,166)	-
Minority interests	17,783	130,142
Share of results in an associated company - Xin Le	(184,780)	(172,375)

Changes in operating assets and liabilities :
Accounts receivable	1,764,858	(1,828,142)
Prepayment, deposits and other receivables	(6,628,402)	2,195,548
Due from related companies	2,896,008	(130,860)
Due from affiliated companies	(115,738)	-
Accounts payable	(437,026)	881,171
Accruals and other liabilities	28,475	869,459
Due to a related company	(45,218)	-
Due to directors	(22,090)	64,291
Income tax payable	(215)	702,164
Total adjustments:	(2,559,348)	2,753,631

Net cash (used in)/provided by operating activities:	(3,955,316)	2,800,406

Cash flows used in investing activities:
Disposal of interest in a subsidiary	15,226	-
Dividend received from an associated company - Xin Le	91,196	-
Acquisition of property, plant and equipment	(75,837)	(358,787)

Net cash provided by/(used in) investing activities:	30,585	(358,787)

Cash flows from financing activities:
Repayment of unsecured loans	-	(88,510)

Net cash provided by/(used in) financing activities:	-	(88,510)

Effect of foreign currency translation on cash and cash equivalents:	80,009	(3,431)

Net (decrease)/increase in cash and cash equivalents:	(3,844,722)	2,349,678

Cash and cash equivalents, beginning of period:	4,144,484	175,224

Cash and cash equivalents, end of period:	$299,762	$2,524,902

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
September 30, 2007 and 2006

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
September 30, 2007 and 2006

NOTE 2 - DESCRIPTION OF BUSINESS (CONTINUED)

Xinxingmei’s management fees from Xin Le and Tian Jin did not represent a material portion of our revenue during the first three quarters of 2007.

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
September 30, 2007 and 2006

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

Allowances for accounts receivable. Our provisioning policy for bad and doubtful debt is based on the evaluation of collectibility and aging analysis of accounts receivable and on management's judgment. We do not require collateral or other security to support client receivables. We conduct periodic reviews of our clients' financial condition and customer payment practices to minimize collection risk on accounts receivable. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. During the first three quarters of 2007, we made no allowances for doubtful debts.

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
September 30, 2007 and 2006

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 4 - BASIC NET LOSS PER SHARE

(i)	The basic net income/(loss) per share is calculated using the net income and the weighted average number of shares outstanding during the year.

	Nine months ended September 30,
	2007	2006

Net income/(loss) (US$)	$(613,533)	$1,812,803

Weighted average number of common shares outstanding	135,903,698	135,903,698

Basic net income/(loss) per share (US$)	$(0.00)	$0.01

(ii)
The diluted net income/(loss) per share is calculated using the net income/(loss) and the weighted average number of shares outstanding during the year together with incremental common shares issuable upon the exercise of all warrants issued.

	Nine months ended September 30,
	2007	2006

Net income/(loss) (US$)	$(613,533)	$1,812,803

Weighted average number of common shares outstanding	135,903,698	135,903,698

Diluted net income/(loss) per share (US$)	$(0.00)	$0.01

As the April Warrants and the September Warrants are anti-dilutive, they are being excluded from the calculation of diluted earnings per shares.

NOTE 5 - PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

	September 30,	December 31,
	2007	2006

Prepayment	$7,147,848	$106,767
Deposits	41,901	42,303
Other receivables:
Amounts receivable from Beijing Hao Tai	765,185	737,284
Advances and miscellaneous receivables	312,599	607,685

Total	$8,267,533	$1,494,039

The management believes that all other receivables are collectible.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:-

	September 30,	December 31,
	2007	2006
Purchase cost :-

Office equipment	$34,244	$31,364
Furniture and fixtures	14,309	14,401
Tools and equipment	3,578	2,393
Motor vehicles	50,282	48,384
Waste water treatment plants	5,282,250	5,072,771

Total	5,384,663	5,169,313

Less : Accumulated depreciation and amortization	(685,582)	(429,780)

Property, plant and equipment, net	$4,699,081	$4,739,533

Depreciation and amortization expenses for the nine months ended September 30, 2007 and 2006 amounted to US$234,288 and US$19,379 respectively.

NOTE 7 - WARRANT LIABILITY

The fair values of the warrant liability as of September 30, 2007 and December 31, 2006 are as below:-

	September 30,	December 31,
	2007	2006

Warrants issued in April, at fair value	$150,000	$200,000
Warrants issued in September, at fair value	1,275,120	2,073,680
Shares issued in September, accounted for as liability	32,200	32,200

Total	$1,457,320	$2,305,880

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
September 30, 2007 and 2006

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
September 30, 2007 and 2006

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

Under the subscription agreement for the September Private Placement, we agreed to prepare and file with the SEC (and did so file), at our own expense, a registration statement covering the registrable securities related to that placement. We agreed that in the event that the registration statement is not declared effective by the SEC within the earlier of 120 days from the final closing, we would pay to the investors in the September Private Placement liquidated damages in the amount of 2.0% of the purchase price of the registrable securities for each month until the registration statement is declared effective. These liquidated damages began accruing on January 12, 2006. We agreed that if we do not remit payment of these liquidated damages, we will pay the investors in the September Private Placement interest at the rate of 12% per year until the liquidated damages are paid in full. The subscription agreement provides that if a registration statement is not effective at any time after one year following the issuance date of the September Warrants, these liquidated damages obligations will stop accruing. As of September 14, 2006 the liquidated damages obligations stopped accruing. As of September 30, 2007, we have made an accrual of $1,102,606 for registration right liability.

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
September 30, 2007 and 2006

NOTE 8 - INTERESTS IN AFFILIATED COMPANIES

Interests in associated companies as of September 30, 2007 and December 31, 2006 are as below:

	September 30,	December 31,
	2007	2006

Xin Le Sheng Mei Water Purifying Company Limited (“Xin Le”)	$1,218,502	$1,080,562
Han Dan Cheng Sheng Water Affairs Company Limited (“Han Dan”)	933,917	-

Total	$2,152,419	$1,080,562

NOTE 9 - INCOME TAXES

The income tax benefit consisted of the following:-

	Nine Months Ended September 30,
	2007	2006
Current tax :
PRC	$215	$436,337
Deferred tax :
PRC	-	-

Total income tax benefit	$215	$436,337

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

NOTE 11 - CONCENTRATION

Our major customers for the nine months ended September 30, 2007 were:

(i) Hai Yang City Zoning and Construction Management Bureau, which accounted for approximately 66% of our total revenue for the nine months ended September 30, 2007; the revenues from this customer arose from BOT-waste water treatment service; and

(ii) Tianjin City Wuqing Zone Environment Protection Bureau, which accounted for approximately 33% of our total revenue for the nine months ended September 30, 2007; the revenues from this customer arose from BOT-waste water treatment service.

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

RESULTS OF OPERATIONS

Quarter Ended September 30, 2007 vs Quarter Ended September 30, 2006

Total revenue. We reported total revenue of $214,223 for the three months ended September 30, 2007 as compared to $991,766 for the three months ended September 30, 2006.  Nearly all of the difference was the lack of any revenue from turn-key engineering projects during the third quarter 2007 quarter as compared to $722,489 of revenue from turn-key engineering projects during the third quarter of 2006. We reported revenue from BOT wastewater treatment services of $214,223 during the third  quarter of 2007 as compared to revenue from BOT wastewater treatment services of $269,277 during the third quarter of 2006, a decrease of 20.6%.  We have determined to leave the field of providing turn-key engineering projects and to concentrate our future efforts on the sale of bottled water.  Revenues from these efforts should be significant in future periods.  We continue to provide BOT wastewater treatment services in existing facilities, but are not seeking to operate additional facilities and,  the Company will from time to time seek to dispose of existing facilities to concentrate on its bottled water business.

Cost of revenue. Our total cost of revenue, exclusive of depreciation, amortization and sales taxes, decreased from $643,354 for the three months ended September30, 2006 to $157,855 for the three months ended September 30, 2007. This was primarily due to our decreased levels of operation during the quarter ended September 30, 2007 as we continued our move away from turn-key engineering projects.

Gross profit. Gross profit, as a percentage of total revenue for the three months ended September 30, 2007 and 2006, was approximately 26.3%, or $56,368, and approximately 35.1, or $348,412, respectively.   Decreased gross profits and margins reflect the Company’s transition away from turn-key engineering projects.

General and administrative expenses. Our total general and administrative expenses for the three months ended September 30, 2007 and 2006 were $1,593,402 and $183,799, respectively. The principal components of general and administrative expenses were administrative salaries and benefits, depreciation and amortization, traveling expenses, rental expenses and other general administration costs. The increase in general and administrative expenses for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was primarily due to the decreased levels of operations. General and Administrative expenses also reflect the write off of a loan of approximately $1,500,000 by XinXinMei, an affiliate of the Company.

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

Under paragraphs 12–32 of EITF 00-19, contracts that include any provision that could require net-cash settlements cannot be accounted for as equity. Accordingly, the proceeds of the September Private Placement allocated for par value of the common stock and the September Warrants have been recorded as a liability on the balance sheet. Upon the effectiveness of the registration statement, the amount will be recorded as equity.  In 2007 we began accruing smaller amounts for other penalties which amounted to $22,382 for the quarter and $68,119 for the year to date.

Unrealized gain/(loss) on financial instruments. Unrealized gains or losses on financial instruments represent the change in the fair market value of the financial instruments at each reporting date. The unrealized loss on financial instruments for the three months ended September 30, 2007 was ($77,280). The unrealized gain on financial instruments for the three months ended September 30, 2006 was  $3,477,393.

Share of results in an associates. CWG holds a 35% interest in the net profits in Xin Le and a 34.32% interest in Han Dan. Our share of results in Xin Le and Han Dan for the three months ended September 30, 2007 and 2006 was $61,854 and $58,549, respectively. The increase in our share of net profits in 2007 was as a result of increase in net profit of our associates.

Net (loss)/income. We had a net loss, after income tax and minority interests, of ($1,584,033) for the three months ended September 30, 2007, and a net income, after income tax and minority interests, of $3,339,892 for the three months ended September 30, 2006.  The loss as compared to net income in the prior period reflects our reduced scale of operations has we have exited the turn-key engineering project aspect of our business.

Nine months Ended September 30, 2007 vs Nine months Ended September 30, 2006

Total revenue. We reported total revenue of $648,313 for the nine months ended September 30, 2007 as compared to $4,203,607 for the nine months ended September 30, 2006.  Nearly all of the difference was the lack of any revenue from turn-key engineering projects during the first nine months of 2007 quarter as compared to $3,467,838 of revenue from turn-key engineering projects during the first nine months of 2006. We reported revenue from BOT wastewater treatment services of $641,286 during the first nine months of 2007 as compared to revenue from BOT wastewater treatment services of $735,769 during the first nine months of 2006.  We also recognized revenue of $5,027 from the sale of bottled water during the first nine months of 2007.   The sales of bottled water reflect a test marketing of the product during thte period.  We have determined to leave the field of providing turn-key engineering projects and to concentrate our future efforts on the sale of bottled water.  We continue to provide BOT wastewater treatment services in existing facilities, but are not seeking to operate additional facilities and,  the Company will from time to time seek to dispose of existing facilities to concentrate on its bottled water business.

Cost of revenue. Our total cost of revenue, exclusive of depreciation, amortization and sales taxes, decreased from $2,514,082 for the nine months ended September 30, 2006 to $460,020 for the nine months ended September 30, 2007. This was primarily due our decreased levels of operation during the nine months September 30, 2007 as we continued our move away from turn-key engineering projects.

Gross profit. Gross profit, as a percentage of total revenue for the nine months ended September 30, 2007 and 2006, was approximately 28.9%, or $186,293, and approximately 40.2%, or $1,689,525 respectively.   Decreased gross profits and margins reflect the Company’s transition away from turn-key engineering projects.

General and administrative expenses. Our total general and administrative expenses for the nine months ended September 30, 2007 and 2006 were $1,904,744 and $439,941, respectively. The principal components of general and administrative expenses were administrative salaries and benefits, depreciation and amortization, traveling expenses, rental expenses and other general administration costs. The increase in general and administrative expenses for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily due to the increase of traveling expenses and general meeting costs as management sought more potential expansion opportunities for the company. General and Administrative expenses also reflect the write off of a loan of approximately $1,500,000 made by XinXinMei, an affiliate of the Company.

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

Unrealized gain/(loss) on financial instruments. Unrealized gains or losses on financial instruments represent the change in the fair market value of the financial instruments at each reporting date. There was an unrealized gain on financial instruments for the nine months ended September 30, 2007 of $848,560 and $1,743,174 for the nine months ended September 30, 2006.

Share of results in an associates. CWG holds a 35% interest in the net profits in Xin Le and a 34.32% interest in Han Dan. Our share of results in Xin Le and Han Dan for the nine months ended September 30, 2007 and 2006 was $184,780 and $172,375, respectively. The increase in our share of net profits in 2007 was as a result of increase in net profit of our associates.

Net (loss)/income. We had a net loss, after income tax and minority interests, of $(613,534) for the nine months ended September 30, 2007, and a net income, after income tax and minority interests, of $1,812,803 for the nine months ended September 30, 2006.  The loss in the 2007 period as compared to the gain in the 2006 period is  principally attributable to the reduced on financial instruments and increased selling general and administrative costs discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow generated from operations. Net cash provided by operating activities during the nine months ended September 30, 2007 was a negative $(3,844,722).  The total decrease in net cash for the nine months ended September 30, 2007 was primarily the result of an interest free 30,000,000 RMB ($4,000,000) interest free demand loan to an affiliated entity.  At the end of the period, our cash and cash equivalents were $299,762.

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

(iv)          the unaudited consolidated financial statements contained in our quarterly report on Form 10-QSB for the quarterly period ended September 30, 2005 (the “September 30, 2005 10-QSB”), filed with the SEC on August 15, 2005;

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

In the previously filed 2004 10-KSB, as amended to date, and comparative figures in our original filing of the 2005 10-KSB, the accounting treatment for the construction revenue of XY does not comply with SOP 81-1 or EITF 00-21. As a result, we will file an amendment to the 2004 10-KSB and 2005 10-KSB with adjusted disclosure to record the transaction as part of the gain on the disposal of the XY subsidiary rather than as revenue from construction of wastewater treatment plant. As such our adjusted total revenue for the fiscal year ended December 31, 2004 was $250,571 and the adjusted gain on disposal of interest in a subsidiary - XY was $5,220,299. Due to the same reason, account receivable from TGL amounted to $9,416,039 as of December 31, 2004 will be or have been reclassified to prepayment, deposits and other receivables in our upcoming amendment to the 2004 10-KSB and comparative figures in the recent amendments to the 2005 10-KSB, September 30, 2005 10-QSB and September 30, 2005 10-QSB.

Group reorganization

In Note 2(ii) and 2(iii) to the consolidated financial statements contained in the 2004 10-KSB and 2005 10-KSB and Note 2 to the consolidated financial statements contained in the originally filed March 31, 2005 10-QSB, September 30, 2005 10-QSB, September 30, 2005 10-QSB and March 31, 2006 10-QSB, we disclosed group reorganization transactions. Pursuant to rules promulgated by the SEC, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction, rather than a business combination. As such, no disclosures are required under FAS 141 because the transactions described were not business combinations. For accounting purposes, the transaction has been treated as a reverse acquisition and a recapitalization, and pro-forma information is not presented. Accordingly, the recent or upcoming amendments to the 2004 10-KSB, 2005 10-KSB, March 31, 2005 10-QSB, September 30, 2005 10-QSB, and September 30, 2005 10-QSB and this amendment to the March 31, 2006 10-QSB do or will not include or references to CWG reorganization transactions throughout the financial statements. We will also restate or have restated the common stock immediately after the recapitalization to $100,000 in the amended March 31, 2005 10-QSB and September 30, 2005 10-QSB.

Reclassification of April warrants

In our originally filed 2005 10-KSB, September 30, 2005 10-QSB and March 31, 2006 10-QSB, we recorded as equity the warrants issued as part of the units sold in our April 2005 convertible debt issuance. Under EITF No. 00-19, the fair value of these warrants should be reported as a liability. Pursuant to the Warrant Agreement, because there is currently no effective registration statement covering the shares of common stock underlying these warrants, these warrants are currently subject to a cashless exercise whereby the warrant holders may surrender their warrants to the company in exchange for shares of common stock. The number of shares of common stock into which a warrant would be exchangeable in such a cashless exercise depends on both the exercise price of the warrants and the market price of the common stock, each at or near the time of exercise. Because both of these factors are variable, it is possible that we could have insufficient authorized shares to satisfy a cashless exercise. In this scenario, if we were unable to obtain shareholder approval to increase the number of authorized shares, we could be obligated to settle such a cashless exercise with cash rather than by issuing shares of common stock. Further, EITF No. 00-19 requires that we record the potential settlement obligation at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through our statement of operations. We will continue to report the potential settlement obligation as a liability until such time as the warrants are exercised or expire or we are otherwise able to modify the warrant agreement to remove the provisions which require this treatment. We have recently restated our 2005 10-KSB, September 30, 2005 10-QSB and March 31, 2006 10-QSB to reclassify the April 2005 warrants as a liability.

April and September 2005 Private Placements—non-cash financing charges

In our September 30, 2005 10-QSB, we did not record any non-cash financing charges and in our September 30, 2005 10-QSB (original filing and Amendment No. 1), we did not properly record the non-cash financing charges. Non-cash financing charges represent the amount by which the fair value of derivative liabilities issued exceeds the amount of proceeds received, as an expense at the date of issuance of the April convertible debenture and the September private placement. We have restated our September 30, 2005 10-QSB and September 30, 2005 10-QSB to record the non-cash financing charges, which represent the amount by which the fair value of derivative liabilities issued exceeds the amount of proceeds received, as an expense at the date of issuance of the April convertible debenture and the September private placement. As a result of the recording of non-cash financing charges, certain expenses which were previously recorded under general and administrative expenses in our September 30, 2005 10-QSB have recently been reclassified under non-cash financing charges.

April 2005 Private Placements—unrealized gains or losses in financial instruments

In our September 30, 2005 10-QSB and our September 30, 2005 10-QSB (original filing and Amendment No. 1), we did not record properly the unrealized gains or losses in financial instruments, which represent the change in fair market value of the financial instruments at each reporting date for the April warrants and the bifurcated conversion feature for the convertible debenture. The unrealized gains or losses in financial instruments should have been reported in those filings. We have restated the September 30, 2005 10-QSB and September 30, 2005 10-QSB to record the unrealized gains or losses in financial instruments which represent the change in fair market value of the financial instruments at each reporting date for the April warrants and the bifurcated conversion feature for the convertible debenture.

Interest in associate
In our September 30, 2005 10-QSB and our September 30, 2005 10-QSB (original filing and Amendment No. 1), the comparative figures for our interest in associate as of December 31, 2004 were recorded based on an effective percentage of equity attributable to CWG of 31.5% instead of a direct interest of 35%. We have restated the comparative figures for our interest in associate as of December 31, 2004 in the September 30, 2005 10-QSB and September 30, 2005 10-QSB to include our interest in associate based on a direct interest of 35%.

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

CHINA WATER GROUP, INC.
(Registrant)

Dated: April 13 2009	By: /s/ Wenge Fang
Wenge Fang,
Chief Executive Officer

Dated: April 13, 2009	By: /s/ Ding Rencai
Ding Rencai,
Chief Financial Officer