Form 10-K
period 2007-12-31
China Water Group, Inc.
filed 2009-05-15
CIK 1083459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No.: 000-26175

CHINA WATER GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0409151
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

SUITE 7A01, BAICHENG BUILDING
584 YINGBIN ROAD
DASHI, PANYU DISTRICT
GUANGZHOU, GUANGDONG, CHINA

(Address of Principal Executive Offices)

(86-20) 3479 9768

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated Filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
   Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of May 10 , 2009:  $2,787,669.

The number of shares of the registrant’s common stock outstanding as of April  15 , 2009:  139,383,450.

INDEX TO FORM 10-K ANNUAL REPORT

EXPLANATORY NOTE

We, China Water Group, Inc., are filing this Annual Report on Form 10-KSB for the year ended December 31, 2007 during calendar 2009 as an initial step in our efforts to become current in our filing obligations under the Securities Exchange Act of 1934, as amended. We will endeavor to file additional periodic reports to become current in our filings as expeditiously as the limited size of our staff allows. Except where a date after April 2009 is specifically mentioned, this report is written as though it had been prepared during the first four months of calendar 2008.

Unless otherwise indicated, all references to our company include our wholly and majority owned subsidiaries.

All of our sales and nearly all our expenses are denominated in renminbi (“RMB”), the national currency of the People’s Republic of China (the “PRC”). Solely for the convenience of the reader, certain financial information as of and for the years ended December 31, 2006 and 2007 have been converted into United States dollars. Assets and liabilities are translated at the exchange rate in effect at period end. Income statement accounts are translated at the average rate of exchange prevailing during the period. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate or at any other certain rate as of the respective dates or at any other date.

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

We provide turn-key waste water treatment engineering design and contracting. From 2000 to 2007 we completed the following turn-key projects: Yongji Development Zone Wastewater Treatment Plant (Phase 1), Guangdong Nanhai City Jinsha Town Wastewater Treatment Plant, Guangdong Sanshui Baini Wastewater Treatment Plant and Guangzhou Yantang Wastewater Treatment Plant, Tianjin City Meichang Town Wastewater Treatment Plant,Yongji Development Zone Wastewater Treatment Plant (Phase 2), China Environment Industrial Park Wastewater Treatment Plant, Huangzhuang Industrial Park Wastewater Treatment Plant and Tian Jin WuQing No.1 Waste Water Treatment Factory.

We hold 90% and 35%, respectively, of the equity interest in the following two water treatment facilities operated through build, operate and transfer (“BOT”) arrangements with the PRC government: (i) Tian Jin Shi Sheng Water Treatment Company Limited (“TianJin”), which commissioned water treatment in November 2003 and has a daily treatment capacity of approximately 10,000 tons; and (ii) Xin Le Sheng Mei Water Purifying Company Limited (“XinLe”), which also commissioned water treatment in November 2003 and has a daily treatment capacity of 40,000 tons. We have been retained as the manager to manage both TianJing and XinLe. The fees from XinLe and TianJing did not represent a significant portion of our revenue during 2007.

We also developed a BOT water treatment facility project in Hai Yang City under our subsidiary Hai Yang City Sheng Shi Environment Protection Company Limited (“HaiYang”) with capacity of 20,000 tons per day. We began construction of this project in April 2004 and completed the project and commenced water treatment in June 2005. We also developed another BOT water treatment facility project in Beijing under our subsidiary Bei Jing Hao Tai Shi Yuan Water Purifying Company Limited (“Beijing HaoTai”) with planned capacity of 20,000 tons per day. We began construction of this project in July 2004 completed approximately 90% till December, 2006. We retained a 90% interest in this facility until we disposed of it in December 2006 for a total consideration of US$1,442,567 realizing a gain of US$44,872 . In July 2005, we started construction of a BOT water treatment facility project for the Handan Fengfeng Mining Area in the Hebei Province under our subsidiary Han Dan Cheng Sheng Water Affairs Company Limited (“HanDan”) with capacity of 33,000 tons per day. The project was completed in December 2007. The fees from these projects are expected to strengthen our net sales in the future.

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

For the two years prior to a reverse acquisition in September 2004, we had not generated significant revenues and were considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. We were seeking business opportunities or potential business acquisitions. Pursuant to a securities purchase agreement and plan of reorganization dated September 9, 2004, as amended, between our company, Evergreen Asset Group Limited, an International Business Company organized under the laws of the British Virgin Islands (“Evergreen” or “EGAG”), and the stockholders of Evergreen, we acquired 100% of the issued and outstanding shares of Evergreen’s capital stock. We issued 83,500,000 shares of our common stock in exchange for all the 300 issued and outstanding shares of Evergreen capital stock which had an estimated value of $4.24 million at the time of such issuance, valued based on the fair market value of the net assets of Evergreen. Since the stockholders of Evergreen acquired approximately 83.5% of our outstanding shares and the Evergreen management team and board of directors became the management team and board of directors of our company, according to FASB Statement No. 141 - “ Business Combinations ”, this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

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

Our Business

General

We are a waste water engineering company based in the PRC. Through our majority-owned subsidiaries, we are engaged in the design, construction, implementation and management of industrial and municipal waste water treatment facilities throughout the PRC.  We are also exploring the viability of entering the bottled water business in the PRC.

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

We have applied biotechnological processes to waste water treatment and have developed relationships with the PRC environmental authorities at both national and provincial levels throughout the PRC. Since 2000, we have successfully completed the design and construction of over 15 waste water facilities across China with total daily capacity of over 130,000 tons (inclusive of  five BOT waste water treatment facilities with daily capacity of 123,000 tons). Our customers include municipal governments, food processing and beverage companies and industrial companies.

Because of these achievements, we have been recognized as a “Key Enterprise in Environmental Industry in the PRC” by the General Bureau of Environmental Protection of China and are viewed as a “High-Tech Enterprise” by the Bureau of Science and Technology of Guangzhou, PRC.

Industry Background

Waste Water Treatment Markets in the PRC . The waste water treatment business is in a developmental stage in China. Following decades of rapid industrialization and urbanization resulting from PRC’s breakneck economic expansion, demands for urban and industrial waste water treatment are immense. In 2002, total volume of municipal and industrial waste water produced reached 23 billion and 26 billion tons, respectively, of which only approximately 25% was treated in some form. The PRC government, which views environmental issues as a policy priority, has targeted a 90% treatment ratio by 2030. This targeted growth, combined with a policy of privatizing all existing government facilities, is resulting in extraordinarily high levels of expansion in an industry that did not effectively exist until the 1980s.

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

Fresh Water Markets . Before 2003, the facilities for fresh water supply in the PRC were owned and operated by the agencies of local governments. As industrial, economic and population growth and chronic pollution have placed intense demands on the water supply in China, the fresh water supply has had a serious shortage. Similar to the waste water treatment industry, the PRC government has opened up the fresh water supply business to private sector and international operators.

    Bottled Water Markets . The bottled water industry in PRC is in the process of rapid and continuous growth and development. Globally, according to recently published data from consultancy firm Beverage Marketing Corporation(BMC), from 2002 to 2007 PRC was the fastest growing country in the world in terms of consumption of bottled water, showing a compound annual growth rate of 17.5%, double the next fatest growing country, the United States. With the growth in demand and addition of new industry participants offering new and varied bottled water products, the Chinese bottled water industry is poised for significant growth.

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

From 2000 to 2007, we completed the following turn-key projects: Yongji Development Zone Wastewater Treatment Plant (Phase 1), Guangdong Nanhai City Jinsha Town Wastewater Treatment Plant, Guangdong Sanshui Baini Wastewater Treatment Plant and Guangzhou Yantang Wastewater Treatment Plant, Tianjin City Meichang Town Wastewater Treatment Plant,Yongji Development Zone Wastewater Treatment Plant (Phase 2), China Environment Industrial Park Wastewater Treatment Plant ,Huangzhuang Industrial Park Wastewater Treatment Plant and Tian Jin WuQing No.1 Waste Water Treatment Factory.

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

The following table sets forth the BOT projects which we have completed:

BOT Projects	Cost of investment		Capacity/ Per Day	Operation Period	Date of commencement of operation
Waste water treatment plant of TianJing	US $	1.09 million	10,000 tons	20 years	November 2003
Waste water treatment plant of XinLe	US $	4.11 million	40,000 tons	22 years	October 2003
Waste water treatment plant of HaiYang	US $	3.62 million	20,000 tons	22 years	June 2005
Waste water treatment plant of HanDan	US $	3.53 million	33,000 tons	22 years	December 2007

As of December 31, 2007, the waste water treatment plants of TianJin, XinLe and HaiYang were operational and have been providing waste water treatment services. The HanDan waste water treatment plant began to operate during January 2008.

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

Our Project Management Process

The following is the flow chart of our project management process for both turn-key wastewater engineering projects and BOT projects:

Market Intelligence . The starting point for all our projects is market intelligence so that our management is able to decide which projects they wish to secure for the benefit of the company. Our marketing personnel are in charge of market information on potential projects on a regular and ad-hoc basis. Our management is able to identify and decide on projects which we may potentially bid for.

Project Tracking . Based on the information gathered through market intelligence and the subsequent comprehensive analysis conducted on such information, our management will decide on which projects to pursue. We carry out internal evaluations which consist of three steps: initial evaluation, revaluation and valuation by professionals. We also engage external advisors to carry out external evaluation. We will then embark on determining what the tender rules and conditions are and the capital requirements and technologies used for the project. Project tracking allows us to plan ahead and make the necessary cost planning.

Tender Process . Once we decide to proceed to tender for a particular project, we will form a tender committee comprising marketing personnel and technical personnel, who will be responsible for compiling the tender documents to be submitted for tender within the stipulated deadline. The tender committee will compile internal costing and budgetary estimates of labor and material costs based on quotations from the relevant suppliers and factor in a suitable profit margin in determining our tender pricing.

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

Construction . The construction process includes sub-contracting and site supervision. During construction, we will send site representatives to control and supervise the construction.

Assembly and Installation . We will carry out assembly and installation of equipment and/or system and coordinate the assembly and installation fully with the construction process to ensure all equipment and/or system are properly assembled and installed. We will send technical staff to assist and guide the assembly and installation.

Testing . After the equipment and/or system has been assembled and installed, we will test the system in accordance with industrial and national rules and regulations formulated by the relevant PRC authorities.

Commissioning and Fine-Tuning . For turn-key projects, should the system pass all tests, we will proceed to hand over the system to our customers. 5%-10% of the total contract value will be treated as retention monies during the warranty period of up to 12 months requirement. Our technical personnel will carry out fine-tuning and on-site services. After successful commissioning of the entire system, the retention monies will be paid by our customers to us after the warranty period of up to 12 months. For BOT projects, the plant will start operation after passing all tests. The technical team will carry out fine-tuning and on-site services. The operation team will follow the operational guidelines and monitor the quality of treated water.

Competition

We believe our main competitor is Beijing Capital Co., Ltd. (“Beijing Capital”), a subsidiary of Capital Group, which has identified investment, development, operation and management in the PRC water industry as its core business. Beijing Capital provides environment management services. We also compete with  many other environmental and water treatment companies. We believe that we compete primarily on the basis of contract pricing and capital. Though many of our competitors offer similar but less cost-effective services, they may have greater financial resources and hence be able to secure contracts with reduced operating margins but more competitive pricing. However, we believe that as a result of our cost efficiency through our patented technologies, we are able to offer even more competitive pricing. In addition, having access to the capital markets in the United States through our public listing will help to differentiate us from our competition. Another area of competition comes from local protectionism where local governments wish to protect local environmental businesses. In order for us to overcome this kind of competition, we rely on our financial and technical resources.

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

Good Track Record and Professional Quality. We believe that our good track record and goodwill that we have built up in the provision of water treatment systems for the municipal government and industrial waste water treatment give us an edge over our competitors. Due to our strong track record, we have been awarded various certifications by different environmental institutions, including certifications of Quality Facility for Environmental Protection, Gold Price of 2 nd Chinese Patent Technology Fair, World Chinese Scientific and Technology Invention Prize, certificates of “Quality Branded Environmental Protection” and “Asia International Scientific and Technology Improvement Prize”. These certificates typically strengthen our ability to tender for BOT projects with the municipal government and also turn-key projects for industrial waste water treatment.

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

In 2007, the Group’s major customers were Tianjin City Wuqing Zone Environment Protection Bureau and Hai Yang City Zoning and Construction Management Bureau, both independent third parties, which, accounted for approximately 43.3% and 38.3%, respectively, of the Group’s total revenue of 2007. Revenue from Tianjin City Wuqing Zone Environment Protection Bureau was in relation to the turn-key projects of Tianjin City Wuqing Economic Development Zone Wastewater Treatment Plant while revenue from Hai Yang City Zoning and Construction Management Bureau was for the BOT wastewater treatment services of Haiyang City Wastewater Treatment Plant.

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

Quality Control

Our quality control department is headed by Luo Huizhong, who has more than 15 years of relevant experience. Mr. Luo has been  a chief engineer at several companies, and Vice general engineer of our company, and he is familiar with resource allocation, quality control and environmental facility management control.

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

Cooperative Partners and Suppliers

We outsource the design and construction of our subsystems to a number of cooperative partners and key suppliers and maintain close relationships with them. Our cooperative partners include North-Eastern Environmental Protection Design Institute, Guangdong Province Environmental Protection Design Institute, and the 20 th Group of China Railway Company. We have signed cooperative agreements with these cooperative partners. North-Eastern Environmental Protection Design Institute provides technical support in the design of waste water treatment facilities and preparation for the tendering of projects, 20 th Group of China Railway Company evaluates all documents and information required for tendering while Guangdong Province Environmental Protection Design Institute evaluates feasibility and acceptability of the blue prints of the facilities. Compensation for our cooperative partners are based on amount of work done.

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

The 20 th Group of China Railway is a large-scale construction company in the PRC. The history of the 20 th Group of China Railway dated back to the year 1949. The company has enormous experience in the construction of railway systems in the PRC and related infrastructure including road construction, water supply, energy supply, waste water treatment, urban and rural planning, municipal projects etc. The company is also involved in many large scale construction projects overseas.

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

Employees

As of December 31, 2007, we had 36 employees, of whom 3  were engaged in sales, marketing and service, 6  in research, development and engineering, 12  in finance and administration and 15  in operations. None of our employees is represented by a collective bargaining agreement, and we believe that we have satisfactory relations with our employees.

Environmental

One of our core values is protecting the environment in which we operate and the environment in which our equipment operates. Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effect on our capital expenditures, earnings or competitive position. We do not anticipate any material capital expenditures for environmental control facilities in 2008 .

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

Environmental Management Law and Regulation . The PRC’s environmental management measures include environmental impact assessment (EIA), the Three Synchronies Policy, permitting requirements, and reporting requirements. Each of these is described below:

1.
Environmental impact assessment . The 1989 Environmental Impact Assessment Law was revised in October 2002. These revisions became effective in September 2003 and apply to all construction projects that may negatively impact the environment. An EIA must be prepared during the project feasibility stage to assess the project’s environmental impact. EIA approval is necessary to secure a construction and operating permit.

2.
Three Synchronies Policy . Article 26 of the EPL defines the Three Synchronies Policy as the installation of pollution prevention and control facilities in a construction project to be undertaken concurrently with the main construction phase. The pollution prevention and control facilities are to be installed and commissioned only after they are inspected and approved by the Environmental Protection Bureau (EPB).

3.
Permitting requirements . Pollution discharges in the PRC are subject to registration and permitting requirements. The EPL defines requirements for pollution discharge registration and permits. Pollution discharges must be registered with the relevant environmental authority. A pollution discharge permit is issued after registration. The Management Regulation on the Registration of Discharged Pollutants, issued by the State Environmental Protection Administration (SEPA), effective Oct. 1, 1992, details requirements for pollution discharge registration. At the state level, the Department of Pollution Control under SEPA implements pollution discharge registration and permitting policies. Pollution control departments under local EPBs are in charge of the registration procedures and issue a pollution discharge permit.

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

Environmental Pollution Law and Regulation . Environmental pollution prevention and control measures in the PRC apply to various environmental media, including water, water supply, wastewater discharge, air emissions, hazardous waste management, noise, and soil and groundwater. In November 2004, the management rules regarding environmental pollution prevention facilities operation permit was enacted and it set forth the requirements for getting a permit and how the facilities must be operated.

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

Water supply . In urban areas, water is usually supplied by the municipal water utility companies, which are responsible for ensuring that water quality complies with the National Drinking Water Standard (GB5749-85). A groundwater abstraction permit is required if any company intends to use groundwater directly. In the northern part of the PRC, however, the use of groundwater is strictly controlled because of significant water shortages and ground settlement issues. Users must apply to provincial or higher level administrative committees for a groundwater abstraction permit.

Wastewater discharge . Two types of wastewater discharge systems are defined in the PRC: (1) polluted wastewater discharges (typically industrial and domestic wastewater) and (2) non-polluted wastewater discharges (for example, storm water). Separate drainage systems for polluted and non-polluted discharges are required for a facility in which a municipal sewer system is available.

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

PROPOSED NEW LINE OF BUSINESS

In 200 7_ we entered into an agreement with _Fortune Luck Global International Limited_____ to secure a high quality source of drinking water from the __Dagu___ glacier.  During calendar 2007 we conducted a limited test market of bottled water in _Guangzhou.  Management was satisfied with the results of the test market of the bottled water and intends to expand this business to make it the main business of the Company in the future.
Currently, the industry of waste water treatment is facing more intense competition. The industry itself requires large investment in capital coupled with low rates of return over long periods. We have determined that we lack the available capital resources and support to expand our business in waster water treatment. Management believes it is in the shareholders’ interest to switch our business line from waster water treatment to bottled water mining, distribution and sales as there is currently no premium national bottled glacier water brand in the PRC creating a market opportunity for the Company.

The Global Industry for Bottled Water.

According to Datamonitor, the global bottled water market reached a value of $61.0 billion in 2006 and is forecasted to have a value of $86.4 billion in 2011, an increase of 41.6%. In 2006, global volume of bottled water was 115.4 billion liters and is expected to be 174.2 billion liters in 2011, an increase of 51.0%. On a consumption per capita basis, United Arab Emirates holds the leading position with 260 liters of bottled water consumption per capita in 2007, followed by Mexico and Italy. The global average consumption per capita is 29 liters, but China consumes only approximately 14 liters of bottled water per capita. If China's consumption per capita grew to the global average of 29 liters, it would represent a 110% increase (or an additional 20 billion liters) in consumption of bottled water. If China's consumption per capita grew to the average consumption per capita of the top 10 countries, it would represent over a 1,000% increase (or an additional 184 billion liters) in consumption of bottled water.

The Chinese Bottled Water Industry.

In China, water resources per capita are only 28% of the world average. Compounding the lack of water resources, the State Environment Protection Administration of China estimated in 2007 that tap water in one-half of China's major cities was polluted by industrial chemicals and agriculture fertilizers. A large amount of wastewater is directly discharged into water bodies, and industrial wastewater treatment has not been completely established, resulting in serious water pollution problems. Safe drinking water is a priority in China, and given the lack of wastewater treatment plants, the drinking water issues are not likely to be solved in the near future.China's bottled water industry started to grow as drinking water quality in China began to deteriorate. The market grew at a compound rate of around 37% yearly from 1994 to 2005. According to the Beverage Marketing Corporation, China was the fastest growing consumer of bottled  water in the world with a 17.5% compounded annual growth rate from 2002 to 2007, double the next fastest growing country, the United States. Although China was the fastest growing and third largest consumer of bottled water, it represented less than one-half of the world's per capita average of liters consumed and only 11% of the per capita average of liters consumed of the top 20 countries.

Item 1A.  Risk Factors.

You should carefully consider the risks described below, which constitute the material risks facing us.  If any of the following risks actually occur, our business could be harmed. You should also refer to the other information about us contained in this Form 10-K, including our financial statements and related notes.

Risks Related to Our Business

We are dependent on the state of the PRC’s economy as all of our business is conducted in the PRC . All of our business operations are conducted in the PRC and all of our customers are also located in the PRC. Accordingly, any significant slowdown in the PRC economy may cause the waste water treatment industry to reduce expenditure or delay the building of new facilities or projects for waste water treatment. This may in turn lead to a decline in the demand for our products and services, and may reduce our profitability and the return on your investment.

We may not be able to secure new customers . Our business is project-based, though our BOT projects customers are bound to us for the contractual periods of twenty to twenty five years, our other customers are non-recurring customers and we do not expect them to continue to be our customers because of the nature of the industry. If we fail to secure projects from new customers, our revenues and profitability may decline and the return on your investment may be reduced.

Our business could be affected by cost overruns, project delays and/or incorrect estimation of project costs . As our business is project-based, it is important that we manage our projects efficiently in terms of time, procurement of materials and allocation of resources. If our initial cost estimates are incorrect or delays occur in a project resulting in cost overruns, the profitability of that project will be adversely affected. Currently, we offer some of our customers a warranty period of up to 12 months after the commissioning of the water treatment projects, during which we are obliged to provide free rectification work against any manufacturing defects. Cost overruns due to additional rectification work and delays in completion of projects would adversely affect our profitability. We may also face potential liability from legal suits brought against us by our customers for causing loss due to any delay in completing a project. Mismanagement of or mistakes made during our projects will adversely affect our profitability as well as our reputation among our customers. We may also face potential liability from legal suits brought against us by our customers who have suffered loss due to such mismanagement or mistakes. This would also reduce our profitability and the return on your investment.

Failure to retain services of key personnel will affect our operations and results . Our success to date has been largely due to the contributions of our executive officers. The continued success of our business is very much dependent on the goodwill that they have developed in the industry over the past several years.

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

We may not be able to protect our processes, technologies and systems against claims by other parties . Although we have two registered patents in respect of the processes, technologies and systems we use frequently in our systems, we have not purchased or applied for any patents other than these as we are of the view that it may not be cost-effective to do so. For such other processes, technologies and systems for which we have not applied for or purchased or been licensed to use patents, we may have no legal recourse to protect our rights in the event that they are replicated by other parties. If our competitors are able to replicate our processes, technologies and systems at lower costs, we may lose our competitive edge and our profitability may be reduced.

We may face claims for infringement of third-party intellectual property rights . We may face claims from third parties in respect of the infringement of any intellectual property rights owned by such third parties. There is no assurance that third parties will not assert claims to our processes, technologies and systems. In such an event, we may need to acquire licenses to, or to contest the validity of, issued or pending patents or claims of third parties. There can be no assurance that any license acquired under such patents would be made available to us on acceptable terms, if at all, or that we would prevail in any such contest. In addition, we would incur substantial costs and spend substantial amounts of time in defending ourselves in or contesting suits brought against us for alleged infringement of another party’s patent rights. As such, our operations and business may be adversely affected by such civil actions.

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

We may require additional funding for our future growth . Our future growth will depend, to a large extent, on our ability to secure and invest in BOT projects which require a higher amount of capital investment. In order to obtain additional capital to develop these growth opportunities, we may issue additional shares of our equity securities. If new shares placed to new and/or existing shareholders are issued, they may be priced at a discount to the then prevailing market price of our shares, in which case, existing shareholders’ equity interests may be diluted. If we fail to utilize the new equity to generate a commensurate increase in earnings, our earnings per share will be diluted, and this could lead to a decline in our share price. Any additional debt financing may, apart from increasing interest expense, contain restrictive covenants with respect to dividends, future fund-raising exercises and other financial and operational matters.

Our customers may make claims against us and/or terminate our services, in whole or in part, prematurely should we fail to implement projects that fully satisfy their requirements and expectations . Failure to implement projects that fully satisfy the requirements and expectations of our customers or defective system structure or products as a result of design or workmanship or due to acts of nature may lead to claims against us and/or termination of our services, in whole or in part, prematurely. This may arise from a variety of factors including unsatisfactory design or implementation, staff turnover, human errors or misinterpretation of and failure to adhere to regulations and procedures. This may adversely affect our reputation and may reduce our profitability.

We are still  exposed to credit risks of our customers. Defaults in payment by our customers will affect our financial position and our profitability within in a reduced extend compared to 2006 . As of December 31, 2007, accounts receivables of $ 0.52 million accounted for approximately 3.2% of our current asset. Generally, our credit terms vary from 90 days to 180 days. Defaults in payment by our customers would adversely affect our profitability and cash flow. There was no allowance for doubtful amounts for the years ended December 31, 2006 and 2007. We are unable to provide assurance that risks of default by our customers would not increase in the future, or that we will not experience cash flow problems as a result of such defaults. Should these develop into actual events, our operations will be adversely affected and our profitability may be reduced.

We are reliant on a few major suppliers . We are dependent on our major suppliers for the timely delivery of materials and equipment that we require for the equipment and systems we install. Should our major suppliers fail to deliver the materials and equipment on time, and if we are unable to source these materials and equipment from alternative suppliers on a timely basis, our project timeline will be delayed, thereby affecting delivery to our customers. This, in turn, would adversely affect our reputation if our customers lose confidence in our services and as a result, reduce our revenue and profitability.

We are subject to risks relating to BOT projects in which we have started to invest . We have begun to invest capital in BOT projects which require high up-front capital expenditures. Our returns from BOT projects are derived from fees paid by the PRC government and such BOT projects are able to generate a steady and recurring source of income for us over a sustained period of time between 20 and 25 years. However, our BOT projects are exposed to risks such as the occurrence of natural disasters or the imposition of more stringent government regulations, which may result in the disruption of our BOT projects. Our investment returns from these BOT projects may thus be reduced should any of such risks materialize.

We rely on subcontractors for our projects . As we may, from time to time, subcontract some parts of our projects to subcontractors, such as engineering, assembly and integration works, we face the risk of unreliability of work performed by our subcontractors. Should our subcontractors default on their contractual obligations and work specifications, our ability to deliver the end product or service to our customers in accordance with quality and/or timing specifications may, in turn, be compromised. Furthermore, if we are unable to secure competitive rates from our subcontractors, our profitability may be reduced.

The registered capital of our PRC subsidiaries may, in some cases, limit the size of the projects we bid for . We tender for projects in the normal course of business. There are instances where the projects that we intend to tender for require tendering companies to have a minimum registered share capital which is more than the registered share capital of our PRC subsidiaries. Under applicable PRC law, registered capital is defined as the total amount of capital contributions subscribed to by the parties and registered with the PRC authorities. Therefore, the quantum of our capital contributions to the PRC subsidiaries may limit the size of the projects that we are able to successfully tender for, even if we could show that we have other sources of fund. Although some customers may take into account other factors like our trading status and our track record, we are unable to assure you that we would be able to secure projects which are valued at more than our registered capital. Consequently, our revenue, business and financial results may decline.

We are subject to foreign exchange risks . Our dominant transactional currency is the Chinese RMB, including the cost of materials which are imported by our suppliers. With costs mainly denominated in RMB, our transactional foreign exchange exposure for the past few years has been insignificant. However, as our suppliers take into account the fluctuations in foreign exchange rates when they price the imported materials which we procure from them, such fluctuations in foreign exchange rates may result in changes in the purchase price of imported materials. Any future significant fluctuations in foreign exchange rates may have a material impact on our financial performance in the event that we are unable to transfer the increased costs to our customers.

We may be adversely affected by slow downs in the PRC economy owing to unforeseen circumstances, such as an outbreak of infectious diseases . Our business is dependent on the number of contracts we are able to secure from our customers. Unforeseen circumstances such as an outbreak of infectious diseases may lead to a decline in global and regional business, which may, in turn, lead to a decline in demand for our services.

Furthermore, should such unforeseen circumstances cause disruptions to our customers’ operations, they may undertake cost-cutting measures such as cutting capital expenditure and deferring projects such as installation of water treatment systems. The demand for our business may decline as a result of such cost-cutting measures.

Since our subsidiaries, operations and significant assets are located in the PRC, shareholders may find it difficult to enforce a U.S. judgment against the assets of our company, our directors and executive officers . Our subsidiaries’ operations and significant assets are located in the PRC. In addition, all of our executive officers and our directors are non-residents of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

Our operations could be adversely affected by changes in the political and economic conditions in the PRC . The PRC is our main market and accounted for all of our revenue in 2006. Therefore, we face risks related to conducting business in the PRC. Changes in the social, economic and political conditions of the PRC may adversely affect our business. Unfavorable changes in government policies, political unrest and economic developments may also have a negative impact on our operations.

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

Introduction of new laws or changes to existing laws by the PRC government may adversely affect our business . The PRC legal system is a codified legal system made up of written laws, regulations, circulars, administrative directives and internal guidelines. Unlike common law jurisdictions like the U.S., decided cases (which may be taken as reference) do not form part of the legal structure of the PRC and thus have no binding effect. Furthermore, in line with its transformation from a centrally-planned economy to a more free market-oriented economy, the PRC government is still in the process of developing a comprehensive set of laws and regulations. As the legal system in the PRC is still evolving, laws and regulations or the interpretation of the same may be subject to further changes. For example, the PRC government may impose restrictions on the amount of tariff that may be payable by municipal governments to waste water treatment service providers like us. Also, more stringent environmental regulations may also affect our ability to comply with, or our costs to comply with, such regulations. Such changes, if implemented, may adversely affect our business operations and may reduce our profitability.

We may be subject to foreign exchange controls in the PRC . Our PRC subsidiaries are subject to PRC rules and regulations on currency conversion. In the PRC, the State Administration for Foreign Exchange (“SAFE”) regulates the conversion of the RMB into foreign currencies. Currently, foreign investment enterprises (“FIEs”) are required to apply to SAFE for “Foreign Exchange Registration Certificate for FlEs”. All of our subsidiaries are FIEs. With such registration certifications (which need to be renewed annually), FlEs are allowed to open foreign currency accounts including the “recurrent account” and the “capital account”. Currently, conversion within the scope of the “recurrent account” can be effected without requiring the approval of SAFE. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE. Our operations and business may be adversely affected if conversion of currency in the “capital account” is not approved by the SAFE.

We intend to enter the bottled water business and will be subject to all of the risks of a new business enterprise.  Based on the results of a limited test marketing effort during calendar 2007 we intend to devote a substantial portion of our future efforts to producing and marketing branded bottled water in the PRC.  This is a new line of business for us and there are many risks attendant to entering a new line of business such as cost uncertainties, delays in production and acceptance of our product.   If we mismanage our production of branded bottled water or if we are unable to obtain market acceptance of our product at proposed price levels we are likely to fail in this business and this will negatively impact the value of our stock.

We may require additional financing.  In order to enter into the business of marketing premium branded bottled water we will require capital resources not currently available to us.  To raise the necessary funds we must obtain debt financing, sell an existing asset or issue additional shares to investors.  We do not have any agreements or commitments to do any of the foregoing.  Nor can we predict when or if funding will be available to us or if it will be available on terms that are beneficial to our current shareholders.

Chong Liang Pu, our Chairman of the Board, is our controlling stockholder.  Chong Liang Pu, our Chairman of the Board owns 49,635,000 shares or 35.6% of the issued and outstanding shares of our company.  Due to his ownership of shares, Mr. Pu will be able to control the affairs of the Company for the foreseeable future.

Risks Related to Our Securities

A purchaser of our stock is purchasing penny stock which limits his or her ability to sell the stock.

Our shares of common stock are considered penny stock under the Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our Company will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stocks such as ours.

We do not intend to pay dividends and there will be less ways in which you can make a gain on any investment in our Company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may likely prohibit the payment of a dividend.

Our board of directors is authorized to issue shares of preferred stock, which may have rights and preferences detrimental to the rights of the holders of our common shares.

We are authorized to issue up to 1,000,000 shares of preferred stock, $.0001 par value.  To date we have not issued any shares of preferred stock and have no plans to do so.  Our preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as the board of directors may fix and determine from time to time.  Any such preferences may operate to the detriment of the rights of the holders of our common shares.

Our Articles of Incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Articles of Incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf.  We will also bear the expenses of such litigation or any of our directors, officers, employees, or agents, upon such person's promise to repay us, therefore, if it is ultimately determined that any such person should not have been entitled to indemnification this indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities registered in our SB-2, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is are likely to materially reduce the market and price for our shares, if such a market ever develops.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders during the fourth quarter of the year ending December 31, 2007.

PART III

Part II

Item 5. Market for Common Equity and Related Shareholder Matters.

Market Information

Our common stock was traded on the OTC Bulletin Board (“OTCBB”) under the symbol “CEEC” until November 13, 2006 when our symbol was changed to “CHWG”.  On April 4, 2007, our symbol was changed to CHWGE and on May 7, 2007 our shares were removed from the OTCBB and listed on the “Pink Sheets” maintained by the National Quotation Bureau under the Symbol “CHWG”. The following table sets forth, for the periods indicated, the high and low sale prices of our common stock as reported on the OTCBB. We consider our common stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the common stock.

Quarter Ended	High	Low

March 31, 2006	$0.43	$0.2
June 30, 2006	$0.4	$0.2
September 30, 2006	$0.21	$0.16
December 31, 2006	$0.14	$0.1

March 31, 2007	$0.13	$0.08
June .30, 2007	$0.11	$0.08
September. 30, 2007	$0.14	$0.09
December. 31, 2007	$0.35	$0.08
March. 31, 2008	$0.1	$0.05

Holders

As of May 12, 2009, there were 72record holders of our common stock.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

Dividend Policy

We have not declared or paid any dividends on our common stock to date.  We anticipate that any future earnings will be retained as working capital and used for business purposes.  Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2007

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable

ITEM 7.  MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL CONDITIONS and REULTS OF OPERATION.

Year ended December 31, 2007 vs. Year ended December 31, 2006.

Revenues  Revenues declined from $4,797,324 in 2006 to $1,554,624 in 2007, a decline of $3,242,700. $3,222,617 or approximately 99% of this decline of revenues was a decline of revenues from turn-key engineering projects – an area of its business which the Company has determined not to continue.  Revenues in other areas remain essentially unchanged.

Cost of Revenues.  Cost of revenues declined from $3,489,370 in 2006 to $1,323,523 in 2007 with virtually all of the decline being associated with costs associated with turn-key engineering projects (and sales taxes also associated with turn-key engineering projects.  The Company's other costs of revenue did not change appreciably.

Gross Profit.  Gross profit was reduced from $1,307,954 in 2006 to $231,101 in 2007 which reflected the lower level of operations as turn-key engineering projects were phased out during the year.

Operating (General and Administrative) Expenses.  Our General administrative expenses increased $1.37 million, or approximately 208%, to $2.03 million for the year ended December 31, 2007 from $0.66 million for the year ended December 31, 2006. The increase in the amount of general and administrative expenses was partly attributable to the increase of operating activities  and the necessary preparation to switch our business line from turn key and BOT waste water treatment to bottled water sales. As a percentage of net revenues, administrative expenses increased to 130% for the year ended December 31, 2007 as compared to 13.8 % for the year ended December 31, 2006.

Other Income.  The change on Other Income from $3,404,640 in 2006 to $36,250 in 2007 was almost entirely due to a gain on fair value of derivative instruments of $3,843,520 in 2006 as compared to a loss of $(203,904) in 2007. The main reason for the decrease is the share price of the company sharply shrank during 2007 compared with that of 2006. The calculation is based on the Black Sholes model.

Comprehensive Income.  The foregoing factors nearly balanced out between 2007 and 2006 and our comprehensive loss decreased slightly from $(1,274,001) in 2006 to $(1,106,659) in 2007.

Liquidity.
General. As of December 31, 2007, we had cash and cash equivalents of $0.34 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	The Year Ended December 31,

	2007	2006
	(Dollars in thousands)

Net cash provided by operating activities	(3,925)	2,584
Net cash provided by/(used in) investing activities	0	1,388
Net cash provided by/(used in) financing activities	0	(88)
Net cash inflow/(outflow)	(3,803)	3,969

Operating Activities. Net cash provided by operating activities was $(3,925) million for year ended December 31, 2007, which is a decrease of $6.51 million from $2.58 million net cash provided by operating activities for the same period in 2006. The net outflow from the operating activities was mainly due to the prepayment,deposits and  increase of other receivable.  Much of this resulted in delays in payments from local governmental units.

Critical Accounting Policies

The following is a discussion of those accounting policies that we deem to be “critical”— that is, they are important to the portrayal of our financial condition and results, and they reflect management’s reliance on estimates regarding matters that are inherently uncertain.

Revenue recognition. We recognize revenue using various revenue recognition policies based on the nature of the sale and the terms of the contract.

Revenues from turn-key engineering projects are recognized on the percentage of completion method for individual contracts. We follow the guidance of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP)81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, for our accounting policy relating to the use of the percentage-of-completion method, estimated costs and claim recognition for construction contracts. Revenues are recognized in the ratio that costs incurred bear to total estimated contract costs to the extent we believe related collection is probable. The use of the percentage of completion method of revenue recognition requires estimates of percentage of project completion. Changes in job performance, estimated profitability and final contract settlements may result in revisions to costs and income in the period in which the revisions are determined. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. In instances when the work performed on fixed price agreements is of relatively short duration, we use the completed contract method of accounting whereby revenue is recognized when the work is completed. 5% to 10% of the total contract value will be treated as retention monies withheld to ensure performance of contract during the warranty period of up to 12 months as stipulated in the fixed price contracts, both long term and short term.

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

Revenues from sale of environment protection related products and provision of technical services are recognized when goods are delivered or as services are performed. The contractual terms of the purchase agreements or consultancy agreements dictate the recognition of revenues by us. We recognize revenue in accordance with Staff Accounting Bulletin No.104. Accordingly, four basic criteria must be met before revenue can be recognized: (1)persuasive evidence of an arrangement exists; (2)delivery has occurred; (3)the selling price is fixed and determinable; and (4)collectibility is reasonably assured. Determination of criteria (3)and (4)are based on management’s judgments regarding the fixed nature of the selling prices of the products or services delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and our customer jointly determine that the product has been delivered or no refund will be required.

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

Credit Policy. As of December 31, 2007 and 2006, our accounts receivables were US $2.14 million and US $.52 million, respectively. The decrease in accounts receivables in 2006 was due to our decision to move away from turn-key engineering projects. There is no allowance for doubtful amounts for 2007 and an allowance of US $4.40 million for 2006.

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

ITEM 7A.  QUANTITATIVE and QUALITATIVE DISCLOSURES about MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA.

Our financial statements for the years ended December 31, 2007 and 2006, and the reports thereon of Patrizio & Zhao, LLC, respectively are included in this annual report.

ITEM 9.  CHANGES in and DISAGREEMENTS with ACCOUNTANTS on ACCOUNTING and FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS and PROCEDURES.

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

We have communicated with our auditors,Patrizio & Zhao,LLC. and concluded that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” established by the Public Company Accounting Oversight Board, or PCAOB.

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

2.
modify the mandate of our internal audit function to place greater emphasis on the adequacy of, and compliance with, procedures relating to internal controls over US GAAP financial reporting and engage an internationally recognized accounting firm, which is not affiliated with ,Patrizio & Zhao,LLC, to assist our accounting department and internal audit function in the preparation of our US GAAP consolidated financial statements;

3.	recruit an accounting staff member with US GAAP expertise and who is not affiliated with ,Patrizio & Zhao,LLC; and

4.
engage an internationally recognized accounting firm, which is not affiliated with ,Patrizio & Zhao,LLC, to provide us with technical advice on US GAAP matters and SEC disclosure requirements on an ongoing basis.

Our board of directors discussed the matters disclosed in this filing with the registrant’s independent accountant. On September 25, 2006, we filed a current report on Form 8-K relating to these matters, including a response from our independent account relating to the statements contained therein.

Other than those disclosed above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal year ended December 31, 2007.

ITEM 9B.  OTHER INFORMATION.

We do not have any information that was required to be reported on Form 8-K during the fourth quarter.

PART 1II

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Our directors and officers as of April 30, 2009 are:

Name	Age	Position
Chong Liang Pu	48	Chairman of the Board
Wenge Fang	39	Chief Executive Officer and a Director
Ding Rencai	49	Chief Financial Officer and a Director

Mr. Pu served as our chief executive officer, president and a director since October 2004 until December 2008.  He has resigned as an officer, but continues as Chariman of the Board. Mr. Pu founded Evergreen and has acted as its chairman and president since April 2004. From May 1999 until April 2004, Mr. Pu was the chief executive officer and general manager of Guang Dong Xin Xing Mei Biology Company Limited, a majority-owned subsidiary of Evergreen.

Wenge Fang, age 39.  Prior to joining the Company as director,CEO ＆ President in December 2008 Mr. Fang ha been a consultant to the Company since August 2007. Before this Mr. Fang founded Shenzhen Golden Lexicon Investment Consulting Co.,Ltd (a business consulting firm)and had acted as its executive director and general manager since April 2002.  In July 1997, Mr. Fang joined MingHua Group a company engaged in the real estate，hotel and hi-tech business as secretary of the board of directors. In 1998, he was appointed as vice general manager of the group. In August 2001 he became the director and vice general manager of MingHua International Holding Group(mgha.ob) untill his resignation in October 2002. Mr Fang owned MBA degree from Business School of FuDan University in ShangHai, P.R.China.

Ding Rencai, age 49, has been the the Chief Financial Officer of the Company since July 1, 2008. From December 2005 to July 2008, Mr. Ding was a senior advisor to the Company and chief financial officer and financial manager of Guangdong Xinxinmei Environmental Protection Company, a majority-owned subsidiary of the Company.He was also the acting CFO of the company from April 30, 2007 until his appointment as Chief Financial Officer in July 2008. He previously served as our Chief Financial Officer from October 16,2004 to December 29,2005. From January 2000 until December 2003, Mr. Ding was a financial manager of Guangzhou Yitao Group Co., Ltd., a real estate development company in the PRC. In 1999, Mr. Ding was the chief financial officer and head of the auditing department of Shenzhen Wei Ang Appliance Development Co., Ltd., a household appliance manufacturer in the PRC.

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

All of our officers, directors or 10% shareholders have filed the reports required to be filed under Section 16(a), except for Mr. Peh Chung Lim and Mr. Jia H Li.  These persons have since resigned their positions with the Company.

Item 10. Executive Compensation.

Cash Compensation of Executive Officers. The following table sets forth the cash compensation paid by the company to its chief executive officer for services rendered during the fiscal years ended December 31, 2007 and 2006.

	Annual Compensation				Long-Term Compensation
Name and Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards ($)	Common Shares Underlying Options Granted (# Shares)	All Other Compensation
Chong Liang Pu,	2007	$-0-	0	0	0	0	0
Chief Executive Officer	2006	16,400	0-	-0-	-0-	-0-	-0-

Compensation of Directors. Members of our board of directors do not receive cash compensation for their services as directors, although some Directors are reimbursed for reasonable expenses incurred in attending board or committee meetings. In the future, we may have to consider compensating any outside directors that become members of our board of directors.

Employment Agreements

We do not have employment agreements with any of our executive officers or directors.  We have verbal understandings with our executive officers regarding monthly retainers and reimbursement for actual out-of-pocket expenses.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in the Summary Compensation Table set forth above that would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with us.

Employee Benefit Plans

None

Indemnification of Directors and Executive Officers and Limitation of Liability

Pursuant to Nevada Law our Certificate of Incorporation provides that no director will have any personal liability to us or to any of our shareholders for monetary damages for breach of fiduciary duty as a director; provided, however, that this exclusion may not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to us or our shareholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or (iii) for any transaction from which the director derived an improper personal benefit.

ITEM 12. SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of May 15, 2009, the stock ownership of (i) each of our named executive officers and directors as of both April 2007 and currently, (ii )all executive officers and directors as a group, and (iii) each person known by us to be a beneficial owner of 5% or more of our common stock.  No person listed below has any option, warrant or other right to acquire additional securities from us, except as may be otherwise noted.  We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Name (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage Owned
Chong Liang Pu	49635000	35.61%
Shi Rong Jiang*	5,101,000	3.75%
Jia He Li*	-0-	0%
Lin Hong Ye*	-0-	0%
Peh Chung Lim*	-0-	0%
Wenge Fang	-0-	0%
Ding Rencai	-0-	0%
Gao Yongping	10,145,250	7.47%
Vision Opportunity Fund (3)	13,600,000	9.53%
All directors and executive officers as a group (3 persons	49,635,000	35.6%

* Not currently an oficer or director.
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

       Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Securities Exchange Act of 1934, as amended, and generally includes voting or investment power with respect to securities.  Except as subject to community property laws, where applicable, the person named above has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by him.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 139,383,450 shares of common stock outstanding as of April , 2009.

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
None

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 13.  CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE.

Certain Relationships and Transactions with Related Persons

tem 12. Certain Relationships and Related Transactions.

We have the following related party transactions for the years ended December 31, 2007 and 2006:

		Year ended December 31,
Related party	Nature of transaction	2007 USD	2006 USD
GDXS	Deposit paid for acquisition of subsidiary	392,290	—
BJZC	Purchase of materials for construction	—	1,721,045
BJZC	Deposit paid for acquisition of property, plant and equipment	—	—

“BJZC” - Bei Jing Zhao Cheng Chuang Zhan Investment Company Limited

“GDXS” - Guang Dong Xin Sheng Environmental Protection Company Limited

We hold the exclusive rights to use MHA biological treatment processes technologies and GM Bio-carriers. Both are the subject of patents owned by our Chairman, Mr. Pu, and we have acquired the exclusive rights pursuant to a license agreement with Mr. Pu.

Director Independence

Our current directors are Messrs. Pu, Fang and Ding.  We are not currently subject to corporate governance standards defining the independence of our directors.  We have not yet adopted an independence standard or policy, although we intend to do so in the future. Accordingly, the Company’s Board currently determines the independence of each Director and nominee for election as a Director.  The Board has determined that none of the Company’s directors currently qualifies as an independent director.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES and SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2008 and 2007 were $_55,000__ and $_55,000____, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

Pre-Approval Policies and Procedures

The board of directors has not adopted any pre-approval policies and approves all engagements with the Company’s auditors prior to performance of services by them.

Auditor to revue and update and correct the foregoing section as appropriate

PART 1V

ITEM 15.  EXHIBITS and FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form.  As to any shareholder of record requesting a copy of this report, we will furnish any exhibit indicated in the list below as filed with this report upon payment to us of our expenses in furnishing the information.

Exhibit Number	Exhibit Description

2.1	Securities Purchase Agreement and Plan of Reorganization (1)

2.2	Amendment No. 1 to Securities Purchase Agreement and Plan of Reorganization (1)

3.3	Certificate of Amended and Restated Articles of Incorporation (3)

3.4	Bylaws (4)

3.5	Amendments to Bylaws (3)

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
1.	(7)	Previously filed as Exhibit 21.1 to the Company’s annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2009

CHINA WATER GROUP, INC
By	/s/ Wenge Fang
Wenge Fang
CEO and President
(Principal Executive Officer)

By	/s/ Ding Rencai
Ding Rencai
CFO (Principal Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chong Liang Pu	Chairman of the Board	May 15, 2009
Chong Liang Pu

/s/ Wenge Fang	Director, CEO and President	May 15, 2009
Wenge Fang

/s/ Ding Rencai	Director and CFO	May 15, 2009
Ding Rencai

CHINA WATER GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

CHINA WATER GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Water Group, Inc.

We have audited the accompanying consolidated balance sheets of China Water Group, Inc. (the “Company”) and its subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Parsippany, New Jersey
March 10, 2009

CHINA WATER GROUP, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
Assets:
Current assets:
Cash and cash equivalents	$341,575	$4,144,484
Accounts receivable, net of allowance of doubtful accounts of $-0- and $4,402,743, respectively	518,066	2,140,575
Prepayment, deposits and other receivables	8,531,742	1,494,039
Due from related companies	1,940,670	3,423,961
Due from affiliated companies	3,166,470	1,824,529
Deferred tax assets	1,928,186	1,796,377
Total current assets:	16,426,709	14,823,965

Property, plant and equipment, net	4,752,192	4,739,533
Construction in progress	95,309	3,619,559
Interests in affiliated companies	2,180,947	1,080,562

Total assets:	$23,455,157	$24,263,619

Liabilities and stockholders’ equity:
Current liabilities:
Warrant liability	1,179,965	2,305,880
Note payable	27,344	25,600
Accounts payable	6,923,872	6,854,174
Accrued liabilities	3,168,841	3,062,829
Due to directors	1,454,372	1,371,627
Due to related companies	1,853,779	1,779,943
Income tax payable	1,794,580	1,680,094
Total current liabilities:	16,402,753	17,080,147

Minority interests	313,986	541,105

Total liabilities:	16,716,739	17,621,252

Stockholders' equity:
Preferred stock, US$0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, US$0.001 par value, 200,000,000 shares authorized; 139,383,450 and 135,903,698 shares issued and outstanding	107,184	103,704
Additional paid-in capital	6,163,731	4,837,392
Retained earnings	(670,851)	1,249,882
Accumulated other comprehensive income	1,138,354	451,389

Total stockholders' equity:	6,738,418	6,642,367

Total Liabilities and Stockholders' Equity:	$23,455,157	$24,263,619

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income
For the Years Ended December 31, 2007 and 2006

	2007	2006

Revenue:
Revenue from turn-key engineering projects	$670,559	$3,893,176
Revenue from BOT wastewater treatment services	878,999	898,970
Revenue from sales of bottled water	5,066	5,178

Total revenue:	1,554,624	4,797,324

Cost of revenue:
Cost of revenue for turn-key engineering projects	(674,187)	(2,707,515)
Cost of revenue for BOT wastewater treatment services	(299,893)	(317,235)
Cost of revenue from sales of bottled water	(3,221)	(3,237)
Depreciation and amortization	(311,330)	(246,499)
Sales taxes	(34,892)	(214,884)

Total cost of revenue:	(1,323,523)	(3,489,370)

Gross profit:	231,101	1,307,954

Operating expenses:
Provision for doubtful accounts	-	(7,229,682)
Other general and administrative expenses	(2,025,922)	(659,731)

(Loss) income from operations:	(1,794,821)	(6,581,459)

Other income (expenses):
Other income	174,249	149,890
Interest expense	(1,138)	(2,908)
Penalty for late effectiveness of registration statement	(89,046)	(899,078)
Gain on fair value of derivative instruments	(203,904)	3,843,520
Gain on disposal of interest in a subsidiary - Beijing Hao Tai	-	44,872
Gain on disposal of construction project	-	80,282
Loss on disposal of property, plant and equipment	-	(45,243)
Gain on disposal of investment	-	-
Share of results in affiliated companies - Xin Le and Han Dan	156,089	233,305

Total other income (expenses):	36,250	3,404,640

Income (loss) before income tax and minority interests:	(1,758,571)	(3,176,819)

Income tax benefit (expense):	(217)	1,494,869

Income (loss) before minority interests:	(1,758,788)	(1,681,950)

Minority interests:	(34,836)	177,714

Net income (loss):	(1,793,624)	(1,504,236)

Other comprehensive income:
Foreign currency translation adjustment	686,965	230,235

Comprehensive income (loss):	(1,106,659)	(1,274,001)

Basic net loss per share:	(0.01)	(0.01)
Diluted net loss per share:	(0.01)	(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Number	Par Value	Capital	Earnings	Income	Equity

Balance at January 1, 2006	135,903,698	$103,704	$4,837,392	$2,754,118	$221,156	$7,916,370

Net loss	-	-	-	(1,504,236)	-	(1,504,236)

Other comprehensive income	-	-	-	-	230,233	230,233

Balance at December 31, 2006	135,903,698	$103,704	$4,837,392	$1,249,882	$451,389	$6,642,367

Warrants exercised for common stock	3,479,752	3,480	132,6339	-	-	1,329,819

Net loss	-	-	-	(1,793,624)	-	(1,793,624)

Adjustments for Han Dan out of consolidated scope	-	-	-	(127,109)	-	(127,109)

Other comprehensive income	-	-	-	-	686,965	686,965

Balance at December 31, 2007	139,383,450	$107,184	$6,163,731	$(670,851)	$1,138,354	$6,738,418

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006

	2007		2006
Cash flows from operating activities:
Net income (loss)	$	(1,793,622)	$	(1,504,236)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization		311,330		246,499
Gain on fair value of derivative instruments		203,904		(3,843,520)
Provision for doubtful accounts		(4,515,627)		7,229,682
Deferred tax assets		(9,026)		(1,574,642)
Minority interests		19,493		(177,714)
Gain on disposal of interest in a subsidiary - Beijing Hao Tai		-		(44,872)
Loss on disposal of property, plant and equipment		-		45,243
Gain on disposal of construction project		-		(80,282)
Share of results in an affiliated company - Xin Le		(156,089)		(233,305)
Changes in operating assets and liabilities:
Accounts receivable		6,213,634		(1,120,997)
Prepayment, deposits and other receivables		(6,712,181)		1,909,849
Due from related companies		2,950,586		(1,759,128)
Due from affiliated companies		(162,527)		-
Accounts payable		(159,954)		1,010,595
Accrued liabilities		(58,758)		1,791,700
Due to related companies		(45,566)
Due to directors		(10,294)		618,785
Income tax payable		-		70,171
Total adjustments:		2,014,940		2,520,975

Net cash provided by (used in) operating activities:		(3,924,697)		2,583,828

Cash flows used in investing activities:
Deposit paid for acquisition of a subsidiary		-		2,072,723
Disposal of interest in a subsidiary		15,343		1,442,567
Dividend received from an associated company - Xin Le		91,897		-
Acquisition of property, plant and equipment		(105,307)		(2,127,075)

Net cash flows provided by (used in) investing activities:		1,933		1,388,215

Cash flows used in financing activities:
Repayment of unsecured loans		-		(87,808)

Net cash flows (used in) provided by financing activities:		-		(87,808)

Effect of foreign currency translation on cash and cash equivalents:		119,855		85,025

Net increase (decrease) in cash and cash equivalents:		(3,802,909)		3,969,260

Cash and cash equivalents, beginning of year:		4,144,484		175,224

Cash and cash equivalents, end of year:		341,575		4,144,484

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 - CHANGE OF COMPANY NAME

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

NOTE 2 - BASIS OF PRESENTATION

(i)
The accompanying consolidated financial statements of CHWG and its subsidiaries - Evergreen Asset Group Limited (“Evergreen”), Evermaster Group Limited (“Evermaster”), Everbury Holdings Limited (“Everbury”), Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”), Tian Jin Shi Sheng Water Treatment Company Limited (“Tian Jin”), and Hai Yang City Sheng Shi Environment Protection Company Limited (“Hai Yang”) (the “Group”) have been prepared in accordance with generally accepted accounting principles in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. The results of subsidiaries acquired or disposed during the years are included in the consolidated statement of operations and comprehensive income (loss) from the effective date of acquisition or up to the effective date of disposal.

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

(iii)	Disposal of subsidiary - Han Dan

On January 22, 2007, Evermaster signed a contract with Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) to amend the Articles of Han Dan Cheng Sheng Water Affairs Company Limited (“Han Dan”), which is jointly owned by the two signed parties, decreasing its investment in Han Dan from previous HK$ 17.86 million to HK$ 7.2 million, the equity shares Evermaster in Han Dan accounted for decreased from previous 90% to 34.32% accordingly. Evermaster is 100 percent subsidiary of China Water Group Inc.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 2 - BASIS OF PRESENTATION (CONTINUED)

(iv)	Disposal of subsidiary - Xinxingmei

On December 29, 2007, Evergreen would like to sell its 58% of the total equity interest in Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”) to Wenming Pu at a total consideration of RMB7,308,600. After completing the transfer formalities, Evergreen will possess 32% of total equity of Xinxingmei, instead of previous 90%.

NOTE 3 - DESCRIPTION OF BUSINESS

The principal activities of the Group are the research and development of waste water, garbage treatment and aqueous purifying techniques, investment and construction of waste water treatment plant and sales of environment protection related products.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
December 31, 2007 and 2006

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

BOT agreements for the two waste water treatment plants in PRC include the following terms :-

Subsidiaries	Treatment capacity per day (tons)	Term (years)	Total investment as per BOT agreement
			RMB	US$

Tian Jin*	10,000	20	9,000,000	1,086,957
Hai Yang*	20,000	22	30,000,000	3,623,188

At December 31, 2007, waste water treatment plants of Tian Jin and Hai Yang were in use and depreciation and amortization are provided using the straight-line method over 20 years commencing on the date the waste water treatment plants were ready for use.

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

AFFILIATED COMPANY

An affiliated company is one, not being a subsidiary or a joint venture, in which the Company is in a position to exercise significant influence, including participation in financial and operating policy decisions.  Details of the affiliated company are set out in note 6 to the consolidated financial statements.

Interests on an affiliated company is accounted for by the equity method of accounting and is initially recognized at cost.

Goodwill on acquisition of an affiliated company represents the excess of the cost of an acquisition over the fair value of the Group’s share of the net identifiable assets of the acquired affiliated company at the date of acquisition is included in interests in an affiliated company.  Goodwill is tested annually for impairment and carried at cost less accumulated impairment losses.  Gains and losses on the disposal of an entity include the carrying amount of goodwill relating to the entity sold.

The Group’s share of its affiliated company’s post-acquisition profits or losses is recognized in the statement of operations, and its share of post-acquisition movements in reserves is recognized in reserves.  The cumulative post-acquisition movements are adjusted against the carrying amount of the investment.  When the Group’s share of losses in an affiliated company equals or exceeds its interest in the affiliated company, including any other unsecured receivables, the Group does not recognize further losses, unless it has incurred obligations or made payments on behalf of the affiliated company.

Unrealized gains on transactions between the Group and its affiliated company are eliminated to the extent of the Group’s interest in the affiliated company.  Unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred.  Accounting policies of an affiliated company have been changed where necessary to ensure consistency with the policies adopted by the Group.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are recognized as an expense in the period in which they are incurred.

CONCENTRATION OF CREDIT RISK

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of a major customer which is stated in note 21 to the consolidated financial statements. The Group does not require collateral or other security to support client’s receivables. The Group conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

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
December 31, 2007 and 2006

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SEGMENT REPORTING

Management believes that it has only a single segment consisting of waste water treatment with related services and support. The information presented in the consolidated statement of operations reflects the revenues and costs affiliated with this segment that management uses to make operating decisions and assess performance.

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consisted of the following:-

	December 31,
	2007	2006
	US$	US$
Purchase cost :-

Office equipment	35,197	31,364
Furniture and fixtures	14,707	14,401
Tools and equipment	3,678	2,393
Motor vehicles	51,681	48,384
Waste water treatment plants	5,429,945	5,072,771

Total	5,535,208	5,169,313

Less : Accumulated depreciation and amortization	(783,016)	(429,780)

Property, plant and equipment, net	4,752,192	4,739,533

Depreciation and amortization expenses for 2007 and 2006 amounted to US$311,330 and US$246,499 respectively.

There was no impairment loss for 2007 and 2006.

NOTE 6 - INTERESTS IN AFFILIATED COMPANIES

	December 31,
	2007	2006
	US$	US$

Xin Le Sheng Mei Water Purifying Company Limited (“Xin Le”)	1,221,046	1,080,562
Han Dan Cheng Sheng Water Affairs Company Limited (“Han Dan”)	959,901	-

Total	2,180,947	1,080,562

NOTE 7 - PREPAYMENT, DEPOSITS AND OTHER RECEIVABLES

	December 31,
	2007	2006
	US$	US$

Prepayment	7,329,100	106,767
Deposits	2,119	42,303
Other receivables:
Amounts receivable from Beijing Hao Tai	792,041	737,284
Advances and miscellaneous receivables	408,482	607,685

Total	8,531,742	1,494,039

The management believes that all other receivables are collectible.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 8 - AMOUNTS DUE FROM RELATED COMPANIES

At December 31, 2007, the balance represents advanced cash to Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”), Xin Sheng Environment Protection and Technology Group Limited and Tian Jin Zhong Ke Company Limited in which Mr. Pu Chongliang (“Mr. Pu”), a director who is also a principal stockholder of the Group, is also a director and has equity interests. Payment of the amount due had been guaranteed by Mr. Pu.

All amounts are interest-free, unsecured and repayable on demand.

NOTE 9 - AMOUNT DUE FROM AFFILIATED COMPANIES

The amounts are interest-free, unsecured and repayable on demand.

NOTE 10 - ACCRUED LIABILITIES

	December 31,
	2007	2006
	US$	US$

PRC tax	880,367	850,774
Staff welfare	38,067	33,025
Other payable	914,936	464,900
Other accruals	142,657	132,195
Registration right liability	1,154,532	994,059
Deferred revenue	38,282	587,876

Total	3,168,841	3,062,829

NOTE 11- NOTE PAYABLE

The amount represents note payable to the government for research and development of the application of the waste water treatment system. The amount is interest-free, unsecured and repayable on demand.

NOTE 12 - AMOUNTS DUE TO DIRECTORS

The amounts are interest-free, unsecured and repayable on demand.

NOTE 13 - AMOUNTS DUE TO RELATED COMPANIES

At December 31, 2007, the balance represents borrowed cash from Guang Dong Xin Sheng Company Limited and Beijing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”) in which Mr. Pu has equity interests.

All amounts are interest-free, unsecured and repayable on demand.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 14 - WARRANT LIABILITY

The fair values of the warrant liability as of December 31, 2007 and 2006 are as below :-

	December 31,
	2007	2006
	US$	US$

Warrants issued in April, at fair value	154,350	200,000
Warrants issued in September, at fair value	993,415	2,073,680
Shares issued in September, accounted for as liability	32,200	32,200

Total	1,179,965	2,305,880

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
December 31, 2007 and 2006

NOTE 14 - WARRANT LIABILITY (CONTINUED)

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
December 31, 2007 and 2006

NOTE 14 - WARRANT LIABILITY (CONTINUED)

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

Under the subscription agreement for the September Private Placement, we agreed to prepare and file with the SEC (and did so file), at our own expense, a registration statement covering the registrable securities related to that placement. We agreed that in the event that the registration statement is not declared effective by the SEC within the earlier of 120 days from the final closing, we would pay to the investors in the September Private Placement liquidated damages in the amount of 2.0% of the purchase price of the registrable securities purchased from the Company and held by the investor for each month until the registration statement is declared effective. These liquidated damages began accruing on January 12, 2006. We agreed that if we do not remit payment of these liquidated damages, we will pay the investors in the September Private Placement interest at the rate of 12% per year until the liquidated damages are paid in full. The subscription agreement provides that if a registration statement is not effective at any time after one year following the issuance date of the September Warrants, these liquidated damages obligations will stop accruing. As of September 14, 2006 the liquidated damages obligations stopped accruing. As of December 31, 2007, we have made an accrual of $1,154,532 for registration right liability.

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

During October 2007, 295,000 April warrants, 7,200,000 September and 1,642,615 placement agent warrants were exercised for 3,479,752 shares of common stock in total.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 15 - BASIC NET LOSS PER SHARE

(i)	The basic net loss per share is calculated using the net loss and the weighted average number of shares outstanding during the year.

	Year ended December 31,
	2007	2006

Net income (loss) (US$)	(1,793,624)	(1,504,236)

Weighted average number of common shares outstanding	139,383,450	135,903,698

Basic net income (loss) per share (US$)	(0.01)	(0.01)

(ii)
The diluted net loss per share is calculated using the net loss and the weighted average number of shares outstanding during the year together with incremental common shares issuable upon exercise of all warrants issued.

	Year ended December 31,
	2007	2006

Net income (loss) (US$)	(1,793,624)	(1,504,236)

Diluted weighted average number of common shares outstanding	139,383,450	135,903,698

Diluted net income (loss) per share (US$)	(0.01)	(0.01)

As the April Warrants and the September Warrants are anti-dilutive, they are being excluded from the calculation of diluted net loss per shares.

NOTE 16 - COMMON STOCK

	No. of	Amount
	shares	US$
Authorized :-

Common stock at US$0.001 par value At December 31, 2006 and December 31, 2007	200,000,000	200,000,000
Preferred stock at US$0.001 par value At December 31, 2006 and December 31, 2007	50,000,000	50,000,000

Issued and outstanding :-

Common stock at US$0.001 par value At December 31, 2006 and January 1, 2007	135,903,698	135,904
Issue of shares	3,479,752	3,480
Shares issued accounted for as liability (Note 18)	-	(32,200)

At December 31, 2007	139,383,450	107,184

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 17 - OTHER INCOME

	Year ended December 31,
	2007	2006
	US$	US$

Exchange gain	-	142,833
Bank interest income	694	842
Other income	173,555	6,215

Total	174,249	149,890

NOTE 18 - INTEREST EXPENSE

	Year ended December 31,
	2007	2006
	US$	US$

Interest on unsecured loan	1,138	2,908

Total	1,138	2,908

NOTE 19 - PENSION PLANS

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

Pension contributions for 2007 and 2006 amounted to US$12,065 and US$11,284 respectively.

NOTE 20 - CONCENTRATION

In 2007, the Group’s major customers are Tianjin City Wuqing Zone Environment Protection Bureau and Hai Yang City Zoning and Construction Management Bureau, both independent third parties, which, accounted for approximately 43.3% and 38.3%, respectively, of the Group’s total revenue of 2007. Revenue from Tianjin City Wuqing Zone Environment Protection Bureau was in relation to the BOT wastewater treatment services of Tianjin City Wuqing Economic Development Zone Wastewater Treatment Plant while revenue from Hai Yang City Zoning and Construction Management Bureau was for the BOT wastewater treatment services of Haiyang City Wastewater Treatment Plant.

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 21 - RELATED PARTY TRANSACTIONS

Apart from those as disclosed in notes 9 to 10 and 14, the Group had the following transactions with its related parties:-

		Year ended December 31,
		2007	2006
Related party	Nature of transaction	US$	US$

BJZC	Purchase of materials for construction	-	1,721,045
GDXS	Deposit paid for acquisition of subsidiary	392,290	-

NOTE 22 - DEPOSIT FOR ACQUISITION OF A SUBSIDIARY

On December 29, 2007, China Water Group Inc. signed a contract with Fortune Luck Global International Limited to acquire 90 percent of the equity interest of Aba Xinchen Dagu Glacier Spring Co., Limited through its subsidiary Guangzhou Xinchen Water Company. The assignment is at the consideration of 13.45 million dollars, of which 7.5 million dollars will be paid in cash, and the remaining 5.95 million dollars will be in shares. The amount is treated as deposit until approval from the local government of Aba County is received.

NOTE 23 - SUBSEQUENT EVENTS

On January 8, 2008, the Chinese government approved that Evergreen sold its 58% of the total equity interest in Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”) to Wenming Pu at a total consideration of RMB7,308,600.

On January 23, 2008, the Chinese government approved that China Water Group Inc. acquired 90 percent of the equity interest of Aba Xinchen Dagu Glacier Spring Co., Limited from Fortune Luck Global International Limited through its subsidiary Guangzhou Xinchen Water Company.