Form 10-Q
period 2008-03-31
China Water Group, Inc.
filed 2009-06-08
CIK 1083459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  —————  to ——————

Commission File Number 000-26175

China Water Group, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	88-0409151
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 139,383,450 shares of common stock, par value $.0001 per share, as of June 8, 2009.

Transitional Small Business Disclosure Format (Check one). YES ☐ NO ☒

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CHINA WATER GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

(Unaudited)

CHINA WATER GROUP, INC.
Consolidated Financial Statements
March 31, 2008 and 2007
(Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Water Group, Inc.

We have reviewed the accompanying consolidated balance sheet of China Water Group, Inc. (the “Company”) and its subsidiaries as of March 31, 2008, and the related consolidated statements of operations and comprehensive income, and cash flows for the three months ended March 31, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Parsippany, New Jersey
March 15, 2009

CHINA WATER GROUP, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$41,554	$341,575
Accounts receivable, net of allowance of doubtful accounts of $-0- and
$-0-, respectively	119,415	518,066
Prepayment, deposits and other receivables	403,793	8,531,742
Due from related companies	501,325	1,940,670
Due from affiliated companies	2,671,902	3,166,470
Deferred expenditure	1,643,782	-
Deferred tax assets	14,521	1,928,186
Total current assets:	5,396,292	16,426,709

Property, plant and equipment, net	4,486,047	4,752,192
Construction in progress	-	95,309
Intangible assets	134,524	-
Goodwill	6,985,056	-
Interests in affiliated companies	1,047,156	2,180,947

Total assets:	$18,049,075	$23,455,157

Liabilities and stockholders’ equity:
Current liabilities:
Warrant liability	661,423	1,179,965
Note payable	-	27,344
Accounts payable	648,561	6,923,872
Accrued liabilities	1,611,094	3,168,841
Due to directors	627,180	1,454,372
Due to related companies	4,078,579	1,853,779
Income tax payable	1,325,301	1,794,580
Total current liabilities:	8,952,138	16,402,753

Minority interests	141,207	313,986

Total liabilities:	9,093,345	16,716,739

Stockholders' equity:
Preferred stock, US$0.001 par value, 50,000,000 authorized shares,
no shares issued and outstanding	-	-
Common stock, US$0.001 par value, 200,000,000 shares authorized;
139,217,550 and 139,217,550 shares issued and outstanding	139,218	139,218
Additional paid-in capital	6,361,428	6,131,697
Retained earnings	1,009,541	(670,851)
Accumulated other comprehensive income	1,445,543	1,138,354

Total stockholders' equity:	8,955,730	6,738,418

Total Liabilities and Stockholders' Equity:	$18,049,075	$23,455,157

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

Revenue:
Revenue from BOT wastewater treatment services	$172,471	$203,150
Revenue from sales of bottled water	47,723	3,147
Total revenue:	220,194	206,297

Cost of revenue:
Cost of revenue for BOT wastewater treatment services	(45,581)	(58,507)
Cost of revenue from sale of bottled water	(8,966)	(2,043)
Depreciation and amortization	(68,032)	(83,852)
Sales taxes	(19)	(364)
Total cost of revenue:	(122,598)	(144,766)

Gross profit:	97,596	61,531

Operating expenses:
Selling and distribution expenses	(205,235)	-
Other general and administrative expenses	(128,862)	(188,362)

Loss from operations:	(236,501)	(126,831)

Other income (expenses):
Other income (expenses)	(613)	643
Interest expense	(138)	-
Penalty for late effectiveness of registration statement	(22,688)	(23,093)
Unrealized gain on changes in fair value of financial instruments	518,542	925,840
Share of results in associates – Xinxingmei and Han Dan	46,341	61,262
Total other income:	541,444	964,652

Income before income tax and minority interests:	304,943	837,821

Income tax expense:	(6,687)	(212)

Income before minority interests:	298,256	837,609

Minority interests:	(4,638)	(11,147)

Net income:	293,618	826,462

Other Comprehensive income:
Foreign currency translation adjustment	307,189	224,584

Comprehensive income:	$600,807	$1,051,046

Basic earnings per share:	$0.00	$0.01
Diluted earnings per share:	$0.00	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Cash Flows
 (Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:

Net income	$293,618	$826,462
Adjustments to reconcile net income to net cash provided by (used in)
operating activities :
Depreciation and amortization	68,032	83,852
Unrealized gain on changes in fair value of financial instruments	(518,542)	(925,840)
Minority interests	(181,857)	(3,891)
Deferred expenditure	(1,608,623)	-
Share of results in an associated company - Xinxingmei and Han Dan	(46,341)	(61,262)

Changes in operating assets and liabilities :
Accounts receivable	(58,107)	151,135
Prepayment, deposits and other receivables	6,261,003	324,557
Due from related companies	3,308,693	(104,415)
Due from affiliated companies	(4,596,251)	(64,384)
Accounts payable	179,655	(215,782)
Accruals and other liabilities	88,890	(69,332)
Due to related companies	3,522,658	(44,662)
Due to directors	21,932	(17,727)
Income tax payable	6,688	-
Total adjustments:	8,914,816	(40,610)

Net cash provided by (used in) operating activities:	6,741,448	(121,289)

Cash flows from investing activities:
Acquisition of interest in a subsidiary - Aba and Xinchen	(6,570,870)	-
Disposal of interest in a subsidiary - Xinxingmei and Han Dan	496,399	15,038
Dividend received from an associated company - Xin Le	-	90,074
Acquisition of property, plant and equipment	(842,830)	(42,588)
Acquisition of intangible assets	(131,647)	-

Net cash provided by (used in) investing activities:	(7,048,948)	62,524

Cash flows from financing activities:
Repayment of unsecured loans	-	-

Net cash provided by (used in) financing activities:	-	-

Effect of foreign currency translation on cash and cash equivalents:	7,479	38,104

Net decrease in cash and cash equivalents:	(300,021)	(20,661)

Cash and cash equivalents, beginning:	341,575	4,144,484

Cash and cash equivalents, ending:	$41,554	$4,123,823

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2008 and 2007
(Unaudited)

Note 1 - Basis of Presentation

In these notes, the terms “CHWG,” “we,” “us,” and “our” mean China Water Group, Inc. (formerly China Evergreen Environmental Corporation) and subsidiary companies.

The condensed consolidated financial statements of CHWG included herein have been prepared by CHWG, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in CHWG's Annual Report on Form 10-KSB for the period ended December 31, 2007.

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
March 31, 2008 and 2007
(Unaudited)

Note 2 - Description of Business (continued)

The principal activities of the Group are the research and development of waste water, garbage treatment and aqueous purifying techniques, investment and construction of waste water treatment plant and sales of environment protection related products.

On January 8, 2008, the Chinese government approved that Evergreen sold its 58% of the total equity interest in Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”) to Wenming Pu at a total consideration of RMB7,308,600. After completing the transfer formalities, Evergreen possesses 32% of total equity of Xinxingmei, instead of previous 90%.

On January 23, 2008, the Chinese government approved that China Water Group Inc. acquired 90 percent of the equity interest of Aba Xinchen Dagu Glacier Spring Co., Limited (“Aba”) from Fortune Luck Global International Limited through its subsidiary Guangzhou Xinchen Water Company (“Xinchen”). The assignment was at the consideration of 13.45 million dollars, of which 7.5 million dollars was paid in cash, and the remaining 5.95 million dollars was in shares.

Note 3 - Summary of Significant Accounting Policies

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
March 31, 2008 and 2007
(Unaudited)

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

Impairment of assets

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

Allowances for accounts receivable

Our provisioning policy for bad and doubtful debt is based on the evaluation of collectibility and aging analysis of accounts receivable and on management's judgment. We do not require collateral or other security to support client receivables. We conduct periodic reviews of our clients' financial condition and customer payment practices to minimize collection risk on accounts receivable. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. During the first quarter of 2008, we made no allowances for doubtful debts.

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
March 31, 2008 and 2007
(Unaudited)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

Note 4 - Earnings Per Share

(i)	The basic earnings per share is calculated using the net income and the weighted average number of shares outstanding during the year.

	Three months ended March 31,
	2008	2007

Net income	$293,618	$826,462

Weighted average number of common
shares outstanding	139,217,550	135,903,698

Basic earnings per share	$0.00	$0.01

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2008 and 2007
(Unaudited)

Note 4 - Earnings Per Share (continued)

(ii)
The diluted earnings per share is calculated using the net income and the weighted average number of shares outstanding during the year together with incremental common shares issuable upon the exercise of all warrants issued.

	Three months ended March 31,
	2008	2007

Net income	$293,618	$826,462

Weighted average number of common
shares outstanding	139,217,550	135,903,698

Diluted earnings per share	$0.00	$0.01

As the April Warrants and the September Warrants are anti-dilutive, they are being excluded from the calculation of diluted earnings per share.

Note 5 - Prepayment, Deposits and Other Receivables

	March 31,	December 31,
	2008	2007

Prepayment	$71,454	$7,329,100
Deposits	-	2,119
Other receivables:
Amounts receivable from Beijing Hao Tai	-	792,041
Advances and miscellaneous receivables	332,339	408,482

Total	$403,793	$8,531,742

The management believes that all other receivables are collectible.

Note 6 - Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	March 31,	December 31,
	2008	2007

Office equipment	$12,168	$35,197
Furniture and fixtures	3,170	14,707
Tools and equipment	-	3,678
Motor vehicles	37,585	51,681
Waste water treatment plants	4,959,676	5,429,945

Total	5,012,599	5,535,208

Less : Accumulated depreciation and amortization	(526,552)	(783,016)

Property, plant and equipment, net	$4,486,047	$4,752,192

Depreciation and amortization expenses for the three months ended March 31, 2008 and 2007 amounted to $68,032 and $83,852, respectively.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2008 and 2007
(Unaudited)

Note 7 - Warrant Liability

The fair values of the warrant liability as of March 31, 2008 and December 31, 2007 are as below:

	March 31,	December 31,
	2008	2007

Warrants issued in April, at fair value	$101,430	$154,350
Warrants issued in September, at fair value	527,793	993,415
Shares issued in September, accounted for as
liability	32,200	32,200

Total	$661,423	$1,179,965

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2008 and 2007
(Unaudited)

Note 7 - Warrant Liability (continued)

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

The Group used the Black-Scholes model in calculating the fair market value of the September Warrants and allocated $4,140,535 of the net proceeds of $4,172,735 to the September Warrants. The difference between the fair value of the September Warrants and the allocated amount is recorded as non-cash financing charges and expensed of at the date of issuance. The principal assumptions used in the computation of the September Warrants are: expected term of 5 years; a risk-free rate of return of 4.24%; dividend yield of zero percent; and a volatility of 70%.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2008 and 2007
(Unaudited)

Note 7 - Warrant Liability (continued)

Under the subscription agreement for the September Private Placement, we agreed to prepare and file with the SEC (and did so file), at our own expense, a registration statement covering the registrable securities related to that placement. We agreed that in the event that the registration statement is not declared effective by the SEC within the earlier of 120 days from the final closing, we would pay to the investors in the September Private Placement liquidated damages in the amount of 2.0% of the purchase price of the registrable securities for each month until the registration statement is declared effective. These liquidated damages began accruing on January 12, 2006. We agreed that if we do not remit payment of these liquidated damages, we will pay the investors in the September Private Placement interest at the rate of 12% per year until the liquidated damages are paid in full. The subscription agreement provides that if a registration statement is not effective at any time after one year following the issuance date of the September Warrants, these liquidated damages obligations will stop accruing. As of September 14, 2006 the liquidated damages obligations stopped accruing. As of March 31, 2008, we have made an accrual of $1,225,708 for registration right liability.

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

Note 8 - Interests in Affiliated Companies

Interests in associated companies as of March 31, 2008 and December 31, 2007 were as follows:

	March 31,	December 31,
	2008	2007

Xin Le Sheng Mei Water Purifying Company
Limited (“Xin Le”)	$-	$1,221,046

Han Dan Cheng Sheng Water Affairs Company
Limited (“Han Dan”)	1,047,156	959,901

Total	$1,047,156	$2,180,947

Note 9 - Income Taxes

The income tax benefit consisted of the following:

	Three Months Ended March 31,
	2008	2007
Current tax :
PRC	$(6,687)	$(212)

Deferred tax :
PRC	-	-

Total income tax benefit	$(6,687)	$(212)

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2008 and 2007
(Unaudited)

Note 9 - Income Taxes (continued)

The provision for income tax represents the provision for PRC enterprise income tax calculated at the standard income tax rate of 25% on the assessable profits of the PRC’s subsidiaries and the standard withholding income tax rate of 10% on the total revenue generated by Evergreen, a company incorporated in the British Virgin Islands, in the PRC.

Note 10 - Employee Welfare Plan

We have established an employee welfare plan in accordance with Chinese law and regulations. We make monthly contributions of 12% of all employees' salaries to the employee welfare plan.

Note 11 - Concentration

Hai Yang City Zoning and Construction Management Bureau, accounted for approximately 78% of our total revenue for the three months ended March 31, 2008.  The revenues from this customer arose from BOT-waste water treatment service.

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

RESULTS OF OPERATIONS

Quarter Ended March 31, 2008 vs. Quarter Ended March 31, 2007

Total revenue. We reported total revenue of $220,194 for the three months ended March 31, 2008 as compared to $206,297 for the three months ended March 31, 2007 as increased revenue from sales of bottled water ($47,723 in Q1 2008 vs. $3,147 in Q1 2007) offset decreased revenues from BOT wastewater treatment services ($172,471 in Q1 2008 vs. $203,150 in Q1 2007).  We have determined to leave the field of providing turn-key engineering projects and to concentrate our future efforts on the sale of bottled water.  Revenues from these efforts should be significant in future periods.  We continue to provide BOT wastewater treatment services in existing facilities, but are not seeking to operate additional facilities and, the Company will from time to time seek to dispose of existing facilities to concentrate on its bottled water business.  The results for the quarter reflect these new directions as there were no revenues from turn-key engineering projects, revenues from BOT wastewater treatment services continue to decline and sales of bottled water increased reflecting the commercial rollout of the Company’s branded bottled water.

Cost of revenue. Our total cost of revenue decreased from $144,766 for the three months ended March 31, 2007 to $122,598 for the three months ended March 31, 2008. This was primarily due to our decreased BOT wastewater treatment services which resulted in reduced cost of revenue for these services ($45,581 in Q1 2008 vs. $58,507 in Q1 2007) and reduced depreciation and amortization $68,032 in Q1 2008 vs. $83,852 in Q1 2007) as we seek to dispose of these operations.

Gross profit. Gross profit, as a percentage of total revenue for the three months ended March 31, 2008 and 2007, was approximately 44.3%, or $97,596, and approximately 29.8%, or $61,151, respectively. Increased gross profits and margins reflect the Company’s transition away from turn-key engineering projects and BOT waste water treatment services and into sales of branded bottled water.

General and administrative expenses. Our total general and administrative expenses for the three months ended March 31, 2008 and 2007 were $236,501 and $126,831, respectively. The principal components of general and administrative expenses were administrative salaries and benefits, depreciation and amortization, traveling expenses, rental expenses and other general administration costs. A decrease in general and administrative expenses for the three months ended March 31, 2008 of $128,862 as compared to the three months ended March 31, 2007 of $188,362 was primarily due to the decreased levels of operations in BOT waste water treatment services. However this decrease was more than offset by $205,235 in selling and distribution expenses in the first quarter of 2008 vs. $0 of such expenses in the first quarter of 2007. The increase relates to the commercial introduction of the Company’s branded bottled water.

Penalty for late effectiveness of registration statement This amount represents the liquidated damages payment obligation we accrued in connection with the September Private Placement by missing the deadline we agreed to for effectiveness of the registration statement we filed in connection with that financing. Under the subscription agreement for the September Private Placement, we agreed to prepare and file with the SEC (and did so file), at our own expense, a registration statement covering the registrable securities related to that placement. We agreed that in the event that the registration statement is not declared effective by the SEC within the earlier of 120 days from the final closing, we would pay to the investors in the September Private Placement liquidated damages in the amount of 2.0% of the purchase price of the registrable securities for each month until the registration statement is declared effective. These liquidated damages began accruing on January 12, 2006. We agreed that if we do not remit payment of these liquidated damages, we will pay the investors in the September Private Placement interest at the rate of 12% per year until the liquidated damages are paid in full. The subscription agreement provides that if a registration statement is not effective at any time after one year following the issuance date of the September Warrants, these liquidated damages obligations will stop accruing. As of September 14, 2006 the liquidated damages obligations stopped accruing for a period of time and then other related damages began to accrue. As of March 31, 2006, we had made an accrual of $828,027 for such liquidated damages.

Under paragraphs 12–32 of EITF 00-19, contracts that include any provision that could require net-cash settlements cannot be accounted for as equity. Accordingly, the proceeds of the September Private Placement allocated for par value of the common stock and the September Warrants have been recorded as a liability on the balance sheet. Upon the effectiveness of the registration statement, the amount will be recorded as equity.  In 2007 we began accruing smaller amounts for other penalties which amounted to $22,688 for the quarter.

Unrealized gain on financial instruments. Unrealized gains or losses on financial instruments represent the change in the fair market value of the financial instruments at each reporting date. The unrealized gainon financial instruments for the three months ended March 31, 2008 was $518,542. The unrealized gain on financial instruments for the three months ended March 31, 2007 was  $925,840.

Share of results in associates. CWG holds a 35% interest in the net profits in Xin Le and a 34.32% interest in Han Dan. Our share of results in Xinxingmei and Han Dan for the three months ended March 31, 2008 and 2007 was $46,341 and $61,262, respectively. The decrease in our share of net profits in the first quarter of 2008 was as a result of a decrease in net profit of our associates.

Net  income. We had a net income, after income tax and minority interests, of $293,618 for the three months ended March 31, 2008, and a net income, after income tax and minority interests, of $826,462 for the three months ended March 31, 2007.  The reduced net income as compared to the prior period reflects our reduced scale of operations in BOT waste water treatment services and our having exited the turn-key engineering project aspect of our business as well as the start up expenses related to the introduction of our branded bottled water.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow generated from operations. Net cash provided by operating activities during the three months ended March 31, 2008 was $6,741,448. The primary factors in the increase were decreased amounts due from related and affiliated companies. At the end of the period, our cash and cash equivalents were $41,554. We plan to secure bank loans to support our future projects. Our Chairman, the majority shareholder, has also promised to provide additional funds when needed. However, this promise is not a legally binding commitment. Furthermore, we do not have any commitments for bank loans. If bank loans are not obtained and our majority shareholder does not provide funding, we could be required to severely curtail our operations.

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

Recently issued accounting pronouncements

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

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

(b)     insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and

( c)    insufficient emphasis by management on compliance with US GAAP requirements.

We have communicated with our auditors, Patrizio & Zhao, LLC. and concluded that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” established by the Public Company Accounting Oversight Board, or PCAOB.

In order to address these material weaknesses our senior management is in the process of conducting a thorough review of our US GAAP financial reporting processes and will prepare and implement a US GAAP action plan. This plan will be designed to generally improve our US GAAP reporting processes and to strengthen our control processes and procedures in order to prevent a recurrence of the circumstances that resulted in the need to restate our quarterly financial statements. Our senior management intends to complete its review and implement a US GAAP action plan as soon as practicable. The US GAAP action plan will incorporate, among other matters, the following initiatives:

1.     arrange for our senior management and certain accounting and finance-related personnel to attend training sessions on US GAAP and financial reporting responsibilities and SEC disclosure requirements; we are in the process of searching for a CFO who is competent with US GAAP and familiar with SEC disclosure requirements;

2.     modify the mandate of our internal audit function to place greater emphasis on the adequacy of, and compliance with, procedures relating to internal controls over US GAAP financial reporting and engage an internationally recognized accounting firm, which is not affiliated with our auditors, Patrizio & Zhao,LLC, to assist our accounting department and internal audit function in the preparation of our US GAAP consolidated financial statements; we are in the process of establishing an internal audit department.

3.     recruit an accounting staff member with US GAAP expertise and who is not affiliated with our auditors ,Patrizio & Zhao,LLC; and

4.      engage an internationally recognized accounting firm, which is not affiliated with our auditors, Patrizio & Zhao,LLC, to provide us with technical advice on US GAAP matters and SEC disclosure requirements on an ongoing basis.

Our board of directors discussed the matters disclosed in this filing with the registrant’s independent accountant. On September 25, 2006, we filed a current report on Form 8-K relating to these matters, including a response from our independent account relating to the statements contained therein.

Other than those disclosed above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2008.

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

CHINA WATER GROUP, INC.
(Registrant)

Dated: June 8, 2009	By:	/s/ Wenge Fang
Wenge Fang,
Chief Executive Officer

Dated: June 8, 2009	By:	/s/ Ding Rencai
Ding Rencai,
Chief Financial Officer