Form 10-Q
period 2008-06-30
China Water Group, Inc.
filed 2009-06-17
CIK 1083459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES NO ☒

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

JUNE 30, 2008 AND 2007

(UNAUDITED)

CHINA WATER GROUP, INC.
Consolidated Financial Statements
June 30, 2008 and 2007
(Unaudited)

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Water Group, Inc.

We have reviewed the accompanying consolidated balance sheet of China Water Group, Inc. (the “Company”) and its subsidiaries as of June 30, 2008, and the related consolidated statements of operations and comprehensive income for the three months and six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of China Water Group, Inc. as of December 31, 2007, and the related consolidated statements of income, retained earnings and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Parsippany, New Jersey
March 15, 2009

CHINA WATER GROUP, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,973	$341,575
Accounts receivable, net of allowance for doubtful accounts of $-0- for June
30, 2008 and December 31, 2007	143,333	518,066
Prepayments, deposits and other receivables	363,164	8,531,742
Due from related companies	512,298	1,940,670
Due from affiliated companies	2,820,114	3,166,470
Deferred expenses	1,454,588	-
Deferred tax assets	14,838	1,928,186
Total current assets	5,364,308	16,426,709

Property, plant and equipment, net	4,528,515	4,752,192
Construction in progress	13,917	95,309
Intangible assets	136,746	-
Goodwill	7,137,935	-
Interests in affiliated companies	1,259,945	2,180,947

Total assets	$18,441,366	$23,455,157

Liabilities and stockholders’ equity
Current liabilities:
Warrant liability	93,626	1,179,965
Notes payable	-	27,344
Accounts payable	668,067	6,923,872
Accrued expenses	1,675,829	3,168,841
Due to directors	714,399	1,454,372
Due to related companies	4,219,906	1,853,779
Income taxes payable	1,357,321	1,794,580
Total current liabilities	8,729,148	16,402,753

Minority interests	148,426	313,986

Total liabilities	8,877,574	16,716,739

Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 authorized shares,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized;
139,217,550 shares issued and outstanding	139,218	139,218
Additional paid-in capital	6,361,428	6,131,697
Retained earnings	1,408,675	(670,851)
Accumulated other comprehensive income	1,654,471	1,138,354

Total stockholders' equity	9,563,792	6,738,418

Total Liabilities and Stockholders' Equity	$18,441,366	$23,455,157

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue:
Revenue from BOT wastewater treatment services	$185,210	$223,948	$357,681	$427,098
Revenue from sales of bottled water	57,057	1,845	104,780	4,992

Total revenue	242,267	225,793	462,461	432,090

Cost of revenue:
Cost of revenue for BOT wastewater treatment services	(63,249)	(81,574)	(108,830)	(140,081)
Cost of revenue from sale of bottled water	(26,283)	(1,131)	(35,249)	(3,174)
Depreciation and amortization	(70,072)	(74,619)	(138,104)	(158,471)
Sales taxes	(663)	(75)	(682)	(439)

Total cost of revenue	(160,267)	(157,399)	(282,865)	(302,165)

Gross profit	82,000	68,394	179,596	129,925

Operating expenses:
Selling and distribution expenses	(224,528)	-	(429,763)	-
Other general and administrative expenses	(178,089)	(122,980)	(306,951)	(311,342)

Loss from operations	(320,617)	(54,586)	(557,118)	(181,417)

Other income (expense):
Other (expenses) /income	(471)	171,069	(1,084)	171,713
Interest expense	(299)	-	(437)	-
Penalty for late effectiveness of registration statement	(22,363)	(22,644)	(45,051)	(45,737)
Gain on financial instruments	567,798	-	1,086,340	925,840
Share of results in associates - Xinxingmei and Han Dan	185,154	61,664	231,495	122,926

Total other income	729,819	210,089	1,271,263	1,174,742

Income before income tax and minority interests	409,202	155,503	714,145	993,325

Income tax expense	(5,988)	-	(12,675)	(213)

Income before minority interests	403,214	155,503	701,470	993,112

Minority interests	(4,080)	(11,466)	(8,718)	(22,613)

Net income	399,134	144,037	692,752	970,499

Other Comprehensive income
Foreign currency translation adjustment	208,928	138,749	516,117	363,333

Comprehensive income	$608,062	$282,786	$1,208,869	$1,333,832

Basic earnings per share	$0.00	$0.00	$0.00	$0.00
Diluted earnings per share	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding
Basic and Diluted	139,217,550	135,903,698	139,217,550	135,903,698

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$692,752	$970,499
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	138,104	158,471
Gain on financial instruments	(1,086,340)	(925,840)
Minority interests	(180,495)	7,495
Deferred expenses	(1,413,284)	-
Share of results in affiliated companies - Xinxingmei and Han Dan	(231,495)	(122,926)

Changes in operating assets and liabilities :
Accounts receivable	(79,653)	174,370
Prepayments, deposits and other receivables	6,400,289	199,832
Due from related companies	3,407,484	(4,017,584)
Due from affiliated companies	(4,750,405)	(86,052)
Accounts payable	187,433	(322,558)
Accrued expenses	118,822	1,522
Due to directors	93,656	(21,935)
Due to related companies	3,573,984	(44,901)
Income taxes payable	9,713	-
Total adjustments	8,961,323	(4,117,306)

Net cash provided by (used in) operating activities	6,880,565	(4,029,607)

Cash flows from investing activities:
Acquisition of interest in a subsidiary - Aba and Xinchen	(6,666,609)	-
Disposal of interest in a subsidiary - Xinxingmei and Han Dan	503,632	15,119
Dividend received from affiliated company - Xin Le	-	90,556
Acquisition of property, plant and equipment	(883,579)	(59,921)
Acquisition of intangible assets	(132,863)	-

Net cash provided by (used in) investing activities	(7,179,419)	45,754

Effect of foreign currency translation on cash and cash equivalents	13,252	47,065

Net decrease in cash and cash equivalents	(285,602)	(3,936,788)

Cash and cash equivalents, beginning of period	341,575	4,144,484

Cash and cash equivalents, end of period	$55,973	$207,696

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
June 30, 2008 and 2007
(Unaudited)

NOTE 1 - Basis of Presentation

In these notes, the terms “CHWG,” “we,” “us,” and “our” mean China Water Group, Inc. (formerly China Evergreen Environmental Corporation) and subsidiary companies.

The condensed consolidated financial statements of CHWG included herein have been prepared by CHWG, and are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with US generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in CHWG's Form 10-K for the year ended December 31, 2007.

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

NOTE 2 – Organization and Description of Business

We were organized as a Nevada corporation on September 10, 1996 under the name “Discovery Investments, Inc.” and were previously engaged in the business of seeking, investing and, acquiring an interest in various business opportunities.

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
June 30, 2008 and 2007
(Unaudited)

NOTE 2 - Description of Business (CONTINUED)

The principal activities of the Group are the research and development of waste water, garbage treatment and aqueous purifying techniques, investment and construction of waste water treatment plant and sales of environment protection related products.

On January 8, 2008, the Chinese government approved the sale of Evergreen’s 58% of the total equity interest in Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”) to Wenming Pu at a total consideration of RMB 7,308,600. After completing the transfer formalities, Evergreen possesses 32% of total equity of Xinxingmei, instead of the previous 90% interest.

On January 23, 2008, the Chinese government approved China Water Group Inc.’s acquisition of 90 percent equity interest in Aba Xinchen Dagu Glacier Spring Co., Limited from Fortune Luck Global International Limited through its subsidiary Guangzhou Xinchen Water Company. The acquisition was completed for a consideration of $13.45 million, of which $7.5 million was paid in cash, and the remaining $5.95 million was paid in common shares.

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
June 30, 2008 and 2007
(Unaudited)

NOTE 3 - Summary of Significant Accounting Policies (continued)

Revenues from the sale of environment protection-related products and provision of technical services are recognized when goods are delivered or when services are performed. The contractual terms of the purchase agreements or consultancy agreements dictates the recognition of revenues. We recognize revenue in accordance with SAB No. 104. Accordingly, four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the selling prices of the products or services delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and our customer jointly determine that the product has been delivered or no refund will be required.

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

Allowance for doubtful accounts

Our policy for bad debt is based on the evaluation of collectibility, and analysis of accounts receivable aging and on management's judgment. We do not require collateral or other security to support client receivables. We conduct periodic reviews of our clients' financial condition and customer payment practices to minimize collection risk on accounts receivable. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current credit worthiness and the past collection history of each customer. During the first two quarters of 2008, we made no allowances for doubtful accounts.

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

Earnings per share

Basic earnings per share are computed by dividing the net income for the year by the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed by dividing the net income for the year by the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares (which includes incremental common shares issuable upon the exercise of stock options, unvested restricted common stock and shares that may be issued on a contingent basis) are included in diluted income per share to the extent such shares are dilutive. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, we use income from continuing operations, net of income taxes, as the “control number” in determining whether common equivalent shares are dilutive or anti-dilutive in periods where discontinued operations are reported.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
June 30, 2008 and 2007
(Unaudited)

NOTE 3 - Summary of Significant Accounting Policies (continued)

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141®, “Business Combinations” (“SFAS 141R”). SFAS 141® defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS 141® applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

Note 4 - Earnings Per Share

(i)	The basic net earnings per share are calculated using the net income and the weighted average number of shares outstanding during the year.

	Three months ended June 30,
	2008	2007

Net income	$399,134	$144,037

Weighted average number of common shares outstanding	139,217,550	135,903,698

Basic earnings per share	$0.00	$0.00

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
June 30, 2008 and 2007
(Unaudited)

Note 4 - Earnings Per Share (continued)

	Six months ended June 30,
	2008	2007

Net income	$692,752	$970,499

Weighted average number of common shares outstanding	139,217,550	135,903,698

Basic earnings per share	$0.00	$0.01

(ii)
The diluted earnings per share are calculated using the net income and the weighted average number of shares outstanding during the year together with incremental common shares issuable upon the exercise of all warrants issued.

	Three months ended June 30,
	2008	2007

Net income	$399,134	$144,037

Weighted average number of common shares outstanding	139,217,550	135,903,698

Diluted earnings per share	$0.00	$0.00

	Six months ended June 30,
	2008	2007

Net income	$692,752	$970,499

Weighted average number of common shares outstanding	139,217,550	135,903,698

Diluted earnings per share	$0.00	$0.01

As the April Warrants and the September Warrants are anti-dilutive, they are being excluded from the calculation of diluted earnings per shares.

Note 5 – Prepayments, Deposit And Other Receivables

	June 30,	December 31,
	2008	2007

Prepayments	$68,238	$7,329,100
Deposits	-	2,119
Other receivables:
Amounts receivable from Beijing Hao Tai	-	792,041
Advances and miscellaneous receivables	294,926	408,482

Total	$363,164	$8,531,742

The management believes that all other receivables are collectible.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
June 30, 2008 and 2007
(Unaudited)

Note 6 – Property, Plant And Equipment, Net

Property, plant and equipment, net consisted of the following:

	June 30,	December 31,
	2008	2007

Office equipment	$12,434	$35,197
Furniture and fixtures	3,240	14,707
Tools and equipment	-	3,678
Motor vehicles	38,408	51,681
Waste water treatment plants	5,083,609	5,429,945

Total	5,137,691	5,535,208

Less : Accumulated depreciation and amortization	(609,176)	(783,016)

Property, plant and equipment, net	$4,528,515	$4,752,192

Depreciation and amortization expenses for the three months ended June 30, 2008 and 2007 amounted to $70,072 and $74,619 respectively. Depreciation and amortization expenses for the six months ended June 30, 2008 and 2007 amounted to $138,104 and $158,471 respectively.

Note 7 - Warrant Liability

The fair values of the warrant liability as of June 30, 2008 and December 31, 2007 are as following:

	June 30,	December 31,
	2008	2007

Warrants issued in April, at fair value	$24,255	$154,350
Warrants issued in September, at fair value	37,171	993,415
Shares issued in September, accounted for as liability	32,200	32,200

Total	$93,626	$1,179,965

The Group conducted a private placement in April 2005 (“April Private Placement”) of 20 investment units, at $25,000 per unit, for gross proceeds of $500,000. Each unit consisted of (a) a 12% convertible debenture in the original principal amount of $25,000, convertible into shares of our common stock at the rate of the lesser of (i) $0.20 per share or (ii) a 10% discount to the price per share of common stock (or conversion price per share of common stock) of the next private placement conducted by us prior to any conversion of the debenture, and (b) 125,000 detachable warrants to purchase one share each of our common stock at an exercise price of $0.20 per share, expiring ten years from their date of issuance (“April Warrants”). As a result of the September 2005 private placement, pursuant to Section 5 (d) of the warrant agreement, the exercise price has been adjusted to $0.15 per share on September 14, 2005. The debentures were due and payable August 1, 2005. The debenture holders, however, extended the payment period to September 30, 2005. The debentures were converted into 3,703,701 shares of common stock on October 1, 2005.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
June 30, 2008 and 2007
(Unaudited)

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

The Group granted to the holders of the April Warrants certain piggy-back and demand registration rights. Pursuant to the agreements surrounding the April Private Placement, in the event that the Group determined to undertake a registration of securities, the Group would include, at the request of the holder of “Registrable Securities”, the Registrable Securities in the registration statement. If the Group did not file a registration statement by the 120th day from the closing of such financing, and the Group shall have received a written request signed by the holders holding the majority of the Registrable Securities, then the Group was obligated to file, at its expense, a registration statement covering the Registrable Securities. Once such registration statement has been filed and declared effective, the Group is obligated to keep such registration statement effective until the earlier of (i) the date that all of the Registrable Securities have been sold pursuant to such registration statement, (ii) all Registrable Securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, and the Group has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, or (iii) all Registrable Securities may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision then in effect under the Securities Act. As of June 30, 2008, the Group has not received any written request signed by the holders holding the majority of the Registrable Securities.

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
June 30, 2008 and 2007
(Unaudited)

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

Under the subscription agreement for the September Private Placement, we agreed to prepare and file with the SEC (and did so file), at our own expense, a registration statement covering the registrable securities related to that placement. We agreed that in the event that the registration statement is not declared effective by the SEC within the earlier of 120 days from the final closing, we would pay to the investors in the September Private Placement liquidated damages in the amount of 2.0% of the purchase price of the registrable securities for each month until the registration statement is declared effective. These liquidated damages began accruing on January 12, 2006. We agreed that if we do not remit payment of these liquidated damages, we will pay the investors in the September Private Placement interest at the rate of 12% per year until the liquidated damages are paid in full. The subscription agreement provides that if a registration statement is not effective at any time after one year following the issuance date of the September Warrants, these liquidated damages obligations will stop accruing. As of September 14, 2006 the liquidated damages obligations stopped accruing. As of June 30, 2008, we have made an accrual of $1,275,211 for registration right liability.

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
June 30, 2008 and 2007
(Unaudited)

Note 8 - Interests in Affiliated Companies

Interests in affiliated companies as of June 30, 2008 and December 31, 2007 are as following:

	June 30,	December 31,
	2008	2007

Xin Le Sheng Mei Water Purifying Company Limited (“Xin Le”)	$-	$1,221,046

Han Dan Cheng Sheng Water Affairs Company Limited (“Han Dan”)	1,259,945	959,901

Total	$1,259,945	$2,180,947

Note 9 - Income Taxes

The income tax benefit consisted of the following:

	Six Months Ended June 30,
	2008	2007
Current tax :
PRC	$12,675	$213
Deferred tax :
PRC	-	-

Total income tax benefit	$12,675	$213

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

Note 11 - Concentration

Hai Yang City Zoning and Construction Management Bureau, which accounted for approximately 77% of our total revenue for the six months ended June 30, 2008; the revenues from this customer arose from BOT-waste water treatment service; and

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

RESULTS OF OPERATIONS

Quarter Ended June 30, 2008 vs. Quarter Ended June 30, 2007

Total revenue. We reported total revenue of $242,267 for the three months ended June 30, 2008 as compared to $225,793 for the three months ended June 30, 2007 as increased revenue from sales of bottled water ($57,057 in Q2 2008 vs. $1,845 in Q2 2007) offset decreased revenues from BOT wastewater treatment services ($185,210 in Q2 2008 vs. $223,948 in Q2 2007).  We have determined to leave the field of providing turn-key engineering projects and to concentrate our future efforts on the sale of bottled water.  Revenues from these efforts should be significant in future periods.  We continue to provide BOT wastewater treatment services in existing facilities, but are not seeking to operate additional facilities and, the Company will from time to time seek to dispose of existing facilities to concentrate on its bottled water business.  The results for the quarter reflect these new directions as there were no revenues from turn-key engineering projects, revenues from BOT wastewater treatment services continued to decline and sales of bottled water increased reflecting the commercial rollout of the Company’s branded bottled water as opposed to a test marketing effort during Q2 of 2007.

Cost of revenue. Our total cost of revenue was relatively flat during the three months  ended June 30 2008 as compared to the three months ended June 30, 2007, increasing from $157,399 in Q 2 2007 to $160,267 in Q2 2008, an increase of less than 2%.  This result was primarily due to our decreased BOT wastewater treatment services which resulted in reduced cost of revenue for these services ($63,249 in Q1 2008 vs. $81,574 in Q1 2007) and reduced depreciation and amortization ($70,072 in Q1 2008 vs. $74,619 in Q1 2007), as we seek to dispose of these operations, being offset by an increase in cost of sales related to bottled water to $26,283 in Q2 2008 from $1,131 in Q2 2007.

Gross profit. Gross profit, as a percentage of total revenue for the three months ended June 30, 2008 and 2007, was 33.8%, or $82,000, and 30.3%, or $68,394, respectively.   Increased gross profits and margins reflect the Company’s transition away from turn-key engineering projects and BOT waste water treatment services and into sales of branded bottled water.

General and administrative expenses. Our total general and administrative expenses, inclusive of selling and distribution expenses, for the three months ended June 30, 2008 and 2007 were $402,617 and $122,980, respectively.  The principal components of general and administrative expenses were administrative salaries and benefits, depreciation and amortization, traveling expenses, rental expenses and other general administration costs. The increase in general and administrative expenses for the three months ended June 30, 2008 of $279,637 as compared to the three months ended June 30, 2007 was primarily due to the decreased levels of operations in BOT waste water treatment services and our incurring $224,528 of costs related to our selling and distributing bottled water.  The increase relates to the commercial introduction of the Company’s branded bottled water.

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

Under paragraphs 12–32 of EITF 00-19, contracts that include any provision that could require net-cash settlements cannot be accounted for as equity. Accordingly, the proceeds of the September Private Placement allocated for par value of the common stock and the September Warrants have been recorded as a liability on the balance sheet. Upon the effectiveness of the registration statement, the amount will be recorded as equity.  In 2007 we began accruing smaller amounts for other penalties which amounted to $22,363 for the quarter.

Unrealized gain on financial instruments. Unrealized gains or losses on financial instruments represent the change in the fair market value of the financial instruments at each reporting date. The unrealized gain on financial instruments for the three months ended June 30, 2008 was $567,798. The unrealized gain on financial instruments for the three months ended March 31, 2007 was  $-0-.

Share of results in associates. CHWG holds a 35% interest in the net profits in Xin Le and a 34.32% interest in Han Dan . Our share of results in these companies for the three months ended June 30, 2008 and 2007 was $185,154 and $61,664, respectively. The increase in our share of net profits in the second quarter of 2008 was as a result of an increase in net profit of our associates.

Net  income. We had a net income, after income tax and minority interests, of $399,134 for the three months ended June 30, 2008, and a net income, after income tax and minority interests, of $144,037 for the three months ended June 30, 2007.  The increased net income as compared to the prior period reflects the various factors described above.

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007

Total revenue. We reported total revenue of $462,461 for the six months ended June 30, 2008 as compared to $432,090 for the six months ended June 30, 2007 as increased revenue from sales of bottled water ($104,780 in the first six months of 2008 vs. $4,992 in the first six months of 2007) offset decreased revenues from BOT wastewater treatment services ($357,681 in the first six months of 2008 vs. 427,098 in the first six months of 2007).  We have determined to leave the field of providing turn-key engineering projects and to concentrate our future efforts on the sale of bottled water.  Revenues from these efforts should be significant in future periods.  We continue to provide BOT wastewater treatment services in existing facilities, but are not seeking to operate additional facilities and, the Company will from time to time seek to dispose of existing facilities to concentrate on its bottled water business.  The results for the six months reflect these new directions as there were no revenues from turn-key engineering projects, revenues from BOT wastewater treatment services continued to decline and sales of bottled water increased reflecting the commercial rollout of the Company’s branded bottled water as opposed to a test marketing effort during first half of 2007.

Cost of revenue. Our total cost of revenue decreased moderately during the six months ended June 30 2008 as compared to the six months ended June 30, 2007, decreasing from $302,165 in the first six months of 2007 to $282,865 in the first six months of 2008, an decrease of approximately 7%.  This result was primarily due to our decreased BOT wastewater treatment services which resulted in reduced cost of revenue for these services ($108,830 in the first six months of 2008 vs. 140,081 in the first six months of 2007) and reduced depreciation and amortization ($138,104 in the first six months of 2008 vs. $158,471 in the first six months of 2007), as we seek to dispose of these operations, being offset by an increase in cost of sales related to bottled water to $35,249 in the first six months of 2008 from $3,174 in the first six months of 2007.

Gross profit. Gross profit, as a percentage of total revenue for the six months ended June 30, 2008 and 2007, was 38.8%, or $179,596, and 30.1%, or $129,925, respectively.   Increased gross profits and margins reflect the Company’s transition away from turn-key engineering projects and BOT waste water treatment services and into sales of branded bottled water which have higher margins.

General and administrative expenses. Our total general and administrative expenses, inclusive of selling and distribution expenses, for the six months ended June 30, 2008 and 2007 were $736,714 and $311,342, respectively. The principal components of general and administrative expenses were administrative salaries and benefits, depreciation and amortization, traveling expenses, rental expenses and other general administration costs. The increase in general and administrative expenses for the six months ended June 30, 2008 of $425,372 as compared to the six months ended June 31, 2007 was due to the decreased levels of operations in BOT waste water treatment services and our incurring $429,763 of costs related to our selling and distributing bottled water.  The increase relates to the commercial introduction of the Company’s branded bottled water.

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

Under paragraphs 12–32 of EITF 00-19, contracts that include any provision that could require net-cash settlements cannot be accounted for as equity. Accordingly, the proceeds of the September Private Placement allocated for par value of the common stock and the September Warrants have been recorded as a liability on the balance sheet. Upon the effectiveness of the registration statement, the amount will be recorded as equity.  In 2007 we began accruing smaller amounts for other penalties which amounted to $45,737 for the six months ended June 30, 2007.

Unrealized gain on financial instruments. Unrealized gains or losses on financial instruments represent the change in the fair market value of the financial instruments at each reporting date. The unrealized gain on financial instruments for the six months ended June 30, 2008 was $1,086,340. The unrealized gain on financial instruments for the six months ended June 30, 2007 was  $925,840.

Share of results in associates. CHWG holds a 35% interest in the net profits in Xin Le and a 34.32% interest in Han Dan. Our share of results in these companies for the six months ended June 30, 2008 and 2007 was $231,495 and $122,926, respectively. The increase in our share of net profits in the second quarter of 2008 was as a result of an increase in net profit of our associates.

Net  income. We had a net income, after income tax and minority interests, of $692,752 for the six months ended June 30, 2008, and a net income, after income tax and minority interests, of $970,499 for the six months ended June 30, 2007.  The decreased net income as compared to the prior period reflects the various factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow generated from operations. Net cash used by operating activities during the three months ended June 30, 2008 was  $7,179,419.  The primary factor in the decrease was increased amounts recorded as prepayments, deposits and other receivables $6,400,289.  This amount relates in large part to the working capital requirements of the branded bottled water business.  At the end of the period cash and cash equivalents were $55,973.   We plan to secure bank loans to support our future projects.  Our Chairman, the majority shareholder, has also promised to provide additional funds when needed.  However, this promise is not a legally binding commitment.  Furthermore, we do not have any commitments for bank loans. If bank loans are not obtained and our majority shareholder does not provide funding, we could be required to severely curtail our operations.

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

Allowances for accounts receivable. Our provisioning policy for bad and doubtful debt is based on the evaluation of collectibility and aging analysis of accounts receivable and on management's judgment. We do no require collateral or other security to support client receivables. We conduct periodic reviews of our clients' financial condition and customer payment practices to minimize collection risks on accounts receivable. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. During the second quarter of 2008, we made no allowances for doubtful debts.

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

We have communicated with our auditor, Patrizio & Zhao, LLC. and concluded that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” established by the Public Company Accounting Oversight Board, or PCAOB.

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

Other than those disclosed above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2008.

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

CHINA WATER GROUP, INC.
(Registrant)

Dated: June 16, 2009	By:	/s/ Wenge Fang
Wenge Fang,
Chief Executive Officer

Dated: June 16, 2009	By:	/s/ Ding Rencai
Ding Rencai,
Chief Financial Officer