Form 10-Q
period 2008-09-30
China Water Group, Inc.
filed 2009-06-25
CIK 1083459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 139,383,450 shares of common stock, par value $.0001 per share, as of June 22, 2009.

Transitional Small Business Disclosure Format (Check one). YES ☐ NO ☒

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CHINA WATER GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

CHINA WATER GROUP, INC.
Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Water Group, Inc.

We have reviewed the accompanying consolidated balance sheet of China Water Group, Inc. (the “Company”) and its subsidiaries as of September 30, 2008, and the related consolidated statements of operations and comprehensive income (loss) for the three months and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company's management.

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

Parsippany, New Jersey
March 15, 2009

CHINA WATER GROUP, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$421,069	$341,575
Accounts receivable, net of allowance for doubtful accounts of $-0- for
September 30, 2008 and December 31, 2007	111,193	518,066
Prepayments, deposits and other receivables	247,443	8,531,742
Due from related companies	513,546	1,940,670
Due from affiliated companies	2,924,052	3,166,470
Deferred expenses	1,227,826	-
Deferred tax assets	14,875	1,928,186
Total current assets	5,460,004	16,426,709

Property, plant and equipment, net	4,468,274	4,752,192
Construction in progress	57,105	95,309
Intangible assets	136,355	-
Goodwill	7,155,324	-
Interests in affiliated companies	1,312,711	2,180,947

Total assets	$18,589,773	$23,455,157

Liabilities and stockholders’ equity
Current liabilities:
Warrant liability	137,941	1,179,965
Note payable	-	27,344
Accounts payable	664,372	6,923,872
Accrued expenses	1,732,306	3,168,841
Due to directors	771,190	1,454,372
Due to related companies	4,545,063	1,853,779
Income tax payable	1,362,912	1,794,580
Total current liabilities	9,213,784	16,402,753

Minority interests	154,609	313,986

Total liabilities	9,368,393	16,716,739

Stockholders' equity:
Preferred stock, US$0.001 par value, 50,000,000 authorized shares,
no shares issued and outstanding	-	-
Common stock, US$0.001 par value, 200,000,000 shares authorized;
139,383,450 and 139,217,550 shares issued and outstanding at
September 30, 2008 and December 31, 2007, respectively	139,383	139,218
Additional paid-in capital	6,361,263	6,131,697
Retained earnings	1,045,194	(670,851)
Accumulated other comprehensive income	1,675,540	1,138,354

Total stockholders' equity	9,221,380	6,738,418

Total Liabilities and Stockholders' Equity	$18,589,773	$23,455,157

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Revenue:
Revenue from BOT wastewater treatment services	$212,636	$214,223	$570,317	$641,286
Revenue from sales of bottled water	65,148	-	169,928	5,027

Total revenue	277,784	214,223	740,245	646,313

Cost of revenue:
Cost of revenue for BOT wastewater treatment services	(61,158)	(82,038)	(169,988)	(222,094)
Cost of revenue from sale of bottled water	(68,882)	-	(104,131)	(3,196)
Depreciation and amortization	(71,264)	(75,817)	(209,368)	(234,288)
Sales taxes	(1,993)	-	(2,675)	(442)

Total cost of revenue	(203,297)	(157,855)	(486,162)	(460,020)

Gross profit	74,487	56, 368	254,083	186,293

Operating expenses:
Selling and distribution expenses	(214,554)	-	(644,317)	-
Other general and administrative expenses	(137,746)	(1,593,402)	(444,697)	(1,904,744)

Loss from operations	(277,813)	(1,537,034)	(834,931)	(1,718,451)

Other income (expense):
Other income (expenses)	(55,307)	1,205	(56,391)	172,920
Interest income (expense), net	98	-	(339)	-
Penalty for late effectiveness of registration statement	(23,072)	(22,382)	(68,123)	(68,119)
Gain (loss) on financial instruments	(44,316)	(77,280)	1,042,024	848,560
Share of results in associates - Xinxingmei and Han Dan	51,116	61,854	282,611	184,780

Total other income (expenses)	(71,481)	(36,603)	1,199,782	1,138,141

Income (loss) before income tax and minority interests	(349,294)	(1,573,637)	364,851	(580,310)

Income tax expense	(8,394)	-	(21,069)	(215)

Income (loss) before minority interests	(357,688)	(1,573,637)	343,782	(580,525)

Minority interests	(5,794)	(10,396)	(14,512)	(33,008)

Net income (loss)	(363,482)	(1, 584,033)	329,270	(613,533)

Other Comprehensive income
Foreign currency translation adjustment	21,069	99,584	537,186	462,917

Comprehensive income (loss)	$(342,413)	$(1,484,449)	$866,456	$(150,616)

Basic earnings (loss) per share	$(0.01)	$(0.01)	$0.00	$(0.00)
Diluted earnings (loss) per share	$(0.01)	$(0.01)	$0.00	$(0.00)

Weighted average number of common shares outstanding
Basic and Diluted	139,383,450	135,903,698	139,383,450	135,903,698

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$329,270	$(613,533)
Adjustments to reconcile net income to net cash provided by (used in)
operating activities :
Depreciation and amortization	209,368	234,288
Gain in financial instruments	(1,042,024)	(848,560)
Deferred expenses	(1,202,606)	(1,166)
Minority interests	(176,696)	17,783
Share of results in affiliated companies - Xinxingmei and Han Dan	(282,611)	(184,780)

Changes in operating assets and liabilities:
Accounts receivable	(48,671)	1,764,858
Prepayments, deposits and other receivables	6,581,961	(6,628,402)
Due from related companies	3,751,809	2,896,008
Due from affiliated companies	(4,895,549)	(115,738)
Accounts payable	184,195	(437,026)
Accrued expenses	211,550	28,475
Due to directors	108,406	(22,090)
Due to related companies	3,611,655	(45,218)
Income tax payable	12,053	(215)
Total adjustments	9,517,409	(2,559,348)

Net cash provided by (used in) operating activities	7,352,110	(3,955,316)

Cash flows from investing activities:
Acquisition of interest in a subsidiary - Aba and Xinchen	(6,736,877)	-
Disposal of interest in a subsidiary - Xinxingmei and Han Dan	508,940	15,226
Dividend received from an affiliated company - Xin Le	-	91,196
Acquisition of property, plant and equipment	(935,160)	(75,837)
Acquisition of intangible assets	(133,555)	-

Net cash provided by (used in) investing activities	(7,296,652)	30,585

Effect of foreign currency translation on cash and cash equivalents	24,036	80,009

Net increase (decrease) in cash and cash equivalents	79,494	(3,844,722)

Cash and cash equivalents, beginning of period	341,575	4,144,484

Cash and cash equivalents, end of period	$421,069	$299,762

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
September 30, 2008 and 2007
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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

NOTE 2 - Organization and DESCRIPTION OF BUSINESS (CONTINUED)

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
September 30, 2008 and 2007
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

Allowance for doubtful accounts

Our policy for bad debt is based on the evaluation of collectibility, and analysis of accounts receivable aging and on management's judgment. We do not require collateral or other security to support client receivables. We conduct periodic reviews of our clients' financial condition and customer payment practices to minimize collection risk on accounts receivable. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current credit worthiness and the past collection history of each customer. During the three quarters of 2008, we made no allowances for doubtful accounts.

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
September 30, 2008 and 2007
(Unaudited)

NOTE 3 - Summary of Significant Accounting Policies (continued)

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). SFAS 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

Note 4 – Earnings (Loss) Per Share

(i)	The basic net earnings (loss) per share are calculated using the net income and the weighted average number of shares outstanding during the year.

	Three months ended September 30,
	2008	2007

Net loss	$(363,482)	$(1,584,033)

Weighted average number of common
shares outstanding	139,383,450	135,903,698

Basic loss per share	$(0.01)	$(0.01)

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

Note 4 – Earnings (Loss) Per Share (continued)

	Nine months ended September 30,
	2008	2007

Net income (loss)	$329,270	$(613,533)

Weighted average number of common
shares outstanding	139,383,450	135,903,698

Basic earnings (loss) per share	$0.00	$(0.00)

(ii)
The diluted earnings (loss) per share are calculated using the net income and the weighted average number of shares outstanding during the year together with incremental common shares issuable upon the exercise of all warrants issued.

	Three months ended September 30,
	2008	2007

Net loss	$(363,482)	$(1,584,033)

Weighted average number of common
shares outstanding	139,383,450	135,903,698

Diluted loss per share	$(0.01)	$(0.01)

	Nine months ended September 30,
	2008	2007

Net income (loss)	$329,270	$(613,533)

Weighted average number of common
shares outstanding	139,383,450	135,903,698

Diluted earnings (loss) per share	$0.00	$(0.00)

As the April Warrants and the September Warrants are anti-dilutive, they are being excluded from the calculation of diluted earnings per shares.

Note 5 – Prepayments, Deposit And Other Receivables

	September 30,	December 31,
	2008	2007

Prepayments	$54,406	$7,329,100
Deposits	-	2,119
Other receivables:
Amounts receivable from Beijing Hao Tai	-	792,041
Advances and miscellaneous receivables	193,037	408,482

Total	$247,443	$8,531,742

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

Note 6 – Property, Plant And Equipment, Net

Property, plant and equipment, net consisted of the following:

	September 30,	December 31,
	2008	2007

Office equipment	$12,464	$35,197
Furniture and fixtures	3,248	14,707
Tools and equipment	-	3,678
Motor vehicles	38,502	51,681
Waste water treatment plants	5,095,994	5,429,945

Total	5,150,208	5,535,208

Less : Accumulated depreciation and amortization	(681,934)	(783,016)

Property, plant and equipment, net	$4,468,274	$4,752,192

Depreciation and amortization expenses for the three months ended June 30, 2008 and 2007 amounted to $71,264 and $75,817 respectively. Depreciation and amortization expenses for the nine months ended September 30, 2008 and 2007 amounted to $209,368 and $234,288 respectively.

Note 7 - Warrant Liability

The fair values of the warrant liability as of September 30, 2008 and December 31, 2007 are as following:

	September 30,	December 31,
	2008	2007

Warrants issued in April 2005, at fair value	$37,485	$154,350
Warrants issued in September 2005, at fair value	68,256	993,415
Shares issued in September 2005, accounted for as liability	32,200	32,200

Total	$137,941	$1,179,965

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
September 30, 2008 and 2007
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
September 30, 2008 and 2007
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

Under the subscription agreement for the September Private Placement, we agreed to prepare and file with the SEC (and did so file), at our own expense, a registration statement covering the registrable securities related to that placement. We agreed that in the event that the registration statement is not declared effective by the SEC within the earlier of 120 days from the final closing, we would pay to the investors in the September Private Placement liquidated damages in the amount of 2.0% of the purchase price of the registrable securities for each month until the registration statement is declared effective. These liquidated damages began accruing on January 12, 2006. We agreed that if we do not remit payment of these liquidated damages, we will pay the investors in the September Private Placement interest at the rate of 12% per year until the liquidated damages are paid in full. The subscription agreement provides that if a registration statement is not effective at any time after one year following the issuance date of the September Warrants, these liquidated damages obligations will stop accruing. As of September 14, 2006 the liquidated damages obligations stopped accruing. As of September 30, 2008, we have made an accrual of $1,234,211 for registration right liability.

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

During October 2007, 295,000 April Warrants, 7,200,000 September Private Placement and 1,642,615 placement agent warrants were exercised for 3,479,752 shares of common stock in total.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)

Note 8 - Interests in Affiliated Companies

Interests in associated companies as of September 30, 2008 and December 31, 2007 are as following:

	September 30,	December 31,
	2008	2007

Xin Le Sheng Mei Water Purifying Company Limited (“Xin Le”)	$-	$1,221,046

Han Dan Cheng Sheng Water Affairs Company Limited (“Han Dan”)	1,312,711	959,901

Total	$1,312,711	$2,180,947

Note 9 - Income Taxes

The income tax expense consisted of the following:

	Nine Months Ended September 30,
	2008	2007
Current tax :
PRC	$21,069	$215
Deferred tax :
PRC	-	-

Total income tax expense	$21,069	$215

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

Note 11 - Concentration

One major customer, Hai Yang City Zoning and Construction Management Bureau, accounted for approximately 77% of our total revenue for the nine months ended September 30, 2008. The source of the revenue from this customer was BOT-waste water treatment service.

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

RESULTS OF OPERATIONS

Quarter Ended September 30, 2008 vs. Quarter Ended September 30, 2007

Total revenue. We reported total revenue of $277,784 for the three months ended September 30, 2008 as compared to $214,223 for the three months ended September 30, 2007 as increased revenue from sales of bottled water ($65,146 in Q3 2008 vs. $-0-in Q3 2007) more than offset slightly decreased revenues from BOT wastewater treatment services ($212,636 in Q3 2008 vs. $214,223 in Q3 2007).  We have determined to leave the field of providing turn-key engineering projects and to concentrate our future efforts on the sale of bottled water.  Revenues from these efforts should be significant in future periods.  We continue to provide BOT wastewater treatment services in existing facilities, but are not seeking to operate additional facilities and, the Company will from time to time seek to dispose of existing facilities to concentrate on its bottled water business.  The results for the quarter reflect these new directions as there were no revenues from turn-key engineering projects, revenues from BOT wastewater treatment services continued to decline and sales of bottled water increased reflecting the commercial rollout of the Company’s branded bottled water.

Cost of revenue. Our total cost of revenue increased during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, increasing from $157,855 in Q3 2007 to $203,297 in Q3 2008, an increase of  $45,422 or 29%.  This result was primarily due to our incurring $68,882 of costs of revenue from branded bottled water and $1,993 of sales taxes related to branded bottled water decreased while the other categories of costs of sales declined.

Gross profit. Gross profit, as a percentage of total revenue for the three months ended September 30, 2008 and 2007, was 26.8%, or $74,487, and 26.3%, or $56,368, respectively.   The expected increase in gross profits and margins reflecting the Company’s transition away from turn-key engineering projects and BOT waste water treatment services and into sales of branded bottled water was not realized in this quarter because of relatively high unit cost for relatively low production volume in the market development stage.

General and administrative expenses. Our total general and administrative expenses, inclusive of selling and distribution expenses, for the three months ended September 30, 2008 and 2007 were $352,300 and $1,593,402, respectively. The higher expense in the prior period reflects our write off of a loan of approximately $1,500,000 to a third party. The principal components of general and administrative expenses were administrative salaries and benefits, depreciation and amortization, traveling expenses, rental expenses and other general administration costs. The increase in selling and distribution expense from $-0- in the quarter ended September 30, 2007 to $214,554 in the quarter ended September 30, 2008 reflects our selling effort for branded bottled water.

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

Under paragraphs 12–32 of EITF 00-19, contracts that include any provision that could require net-cash settlements cannot be accounted for as equity. Accordingly, the proceeds of the September Private Placement allocated for par value of the common stock and the September Warrants have been recorded as a liability on the balance sheet. Upon the effectiveness of the registration statement, the amount will be recorded as equity.  In 2007 we began accruing smaller amounts for other penalties which amounted to $23,027 for the quarter ended September 30, 2008.

Unrealized gain on financial instruments. Unrealized gains or losses on financial instruments represent the change in the fair market value of the financial instruments at each reporting date. The unrealized loss on financial instruments for the three months ended September 30, 2008 was $44,316. The unrealized loss on financial instruments for the three months ended September 30, 2007 was $77,280.

Share of results in associates. CHWG holds a 35% interest in the net profits in Xin Le and a 34.32% interest in Han Dan. Our share of results in these companies for the three months ended September 30, 2008 and 2007 was $51,116 and $61,854, respectively. The decrease in our share of net profits in the third quarter of 2008 was as a result of a decrease in net profit of our associates.

Net  loss. We had a net loss, after income tax and minority interests, of $363,482 for the three months ended September 30, 2008, and a net loss, after income tax and minority interests, of $1,584,033 for the three months ended September 30, 2007.  The decreased net loss as compared to the prior period reflects the various factors described above, particularly the recording of a write off of a loan to an affiliate in the prior period.

Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007

Total revenue. We reported total revenue of $740,245 for the nine months ended September 30, 2008 as compared to $646,313 for the nine months ended September 30, 2007 as increased revenue from sales of bottled water ($169,928 in the nine months of 2008 vs. $5,027 in the nine months of 2007) offset decreased revenues from BOT wastewater treatment services ($570,317 in the nine months of 2008 vs. 641,286 in the nine months of 2007).  We have determined to leave the field of providing turn-key engineering projects and to concentrate our future efforts on the sale of bottled water.  Revenues from these efforts should be significant in future periods.  We continue to provide BOT wastewater treatment services in existing facilities, but are not seeking to operate additional facilities and, the Company will from time to time seek to dispose of existing facilities to concentrate on its bottled water business.  The results for the nine months reflect these new directions as there were no revenues from turn-key engineering projects, revenues from BOT wastewater treatment services continued to decline and sales of bottled water increased reflecting the commercial rollout of the Company’s branded bottled water as opposed to a test marketing effort during nine months of 2007.

Cost of revenue. Our total cost of revenue increased moderately during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, increasing from $460,020 in the first nine months of 2007 to $486,162 in the first nine months of 2008, an increase of approximately 5%.  This result was primarily due to our decreased BOT wastewater treatment services which resulted in reduced cost of revenue for these services ($169,988 in the nine months of 2008 vs. $222,094 in the nine months of 2007) and reduced depreciation and amortization ($209,368 in the nine months of 2008 vs. $234,288 in the nine months of 2007), as we seek to dispose of these operations, being offset by an increase in cost of sales related to bottled water to 104,131 in the nine months of 2008 from $3,196 in the nine months of 2007.

Gross profit. Gross profit, as a percentage of total revenue for the nine months ended September 30, 2008 and 2007, was 34.3%, or $254,083, and 28.9%, or $186,293, respectively.   Increased gross profits and margins reflect the Company’s transition away from turn-key engineering projects and BOT waste water treatment services and into sales of branded bottled water which have higher margins.

General and administrative expenses. Our total general and administrative expenses, inclusive of selling and distribution expenses, for the nine months ended September 30, 2008 and 2007 were $834,931 and $1,718,451, respectively. The principal components of general and administrative expenses were administrative salaries and benefits, depreciation and amortization, traveling expenses, rental expenses and other general administration costs. The decrease in general and administrative expenses for the nine months ended September 30, 2008 of $883,520 as compared to the nine months ended September 30, 2007 was due to a write of a loan to a third party of approximately $1,500,000 in the earlier period and the decreased levels of operations in BOT waste water treatment services during the 2008 period being partly offset by our incurring $644,317 of costs related to our selling and distributing branded bottled water.  The increase relates to the commercial introduction of the Company’s branded bottled water in 2008.

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

Under paragraphs 12–32 of EITF 00-19, contracts that include any provision that could require net-cash settlements cannot be accounted for as equity. Accordingly, the proceeds of the September Private Placement allocated for par value of the common stock and the September Warrants have been recorded as a liability on the balance sheet. Upon the effectiveness of the registration statement, the amount will be recorded as equity.  In 2007 we began accruing smaller amounts for other penalties which amounted to $68,123 for the nine months ended September 30, 2008.

Unrealized gain on financial instruments. Unrealized gains or losses on financial instruments represent the change in the fair market value of the financial instruments at each reporting date. The unrealized gain on financial instruments for the nine months ended September 30, 2008 was $1,042,024. The unrealized gain on financial instruments for the nine months ended September 30, 2007 was  $848,560.

Share of results in associates. CHWG holds a 35% interest in the net profits in Xin Le and a 34.32% interest in Han Dan. Our share of results in these companies for the nine months ended September 30, 2008 and 2007 was $282,611 and $184,780, respectively. The increase in our share of net profits in the first nine months of 2008 was as a result of an increase in net profit of our associates.

Net  income (loss). We had a net income, after income tax and minority interests, of $329,270 for the nine months ended September 30, 2008, and a net loss, after income tax and minority interests, of $613,533 for the nine months ended September 30, 2007.  The decreased net income as compared to the prior period reflects the various factors described above.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow generated from operations. Net cash used by operating activities during the nine months ended September 30, 2008 was  $7,296,652.  The primary factor in the decrease was increased amounts recorded as prepayments, deposits and other receivables $6,581,961.  This amount relates in large part to the working capital requirements of the branded bottled water business.  At the end of the period cash and cash equivalents were $421,069.   We plan to secure bank loans to support our future projects.  Our Chairman, the majority shareholder, has also promised to provide additional funds when needed.  However, this promise is not a legally binding commitment.  Furthermore, we do not have any commitments for bank loans. If bank loans are not obtained and our majority shareholder does not provide funding, we could be required to severely curtail our operations.

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

Allowances for accounts receivable. Our provisioning policy for bad and doubtful debt is based on the evaluation of collectibility and aging analysis of accounts receivable and on management's judgment. We do no require collateral or other security to support client receivables. We conduct periodic reviews of our clients' financial condition and customer payment practices to minimize collection risks on accounts receivable. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. During the third quarter of 2008, we made no allowances for doubtful debts.

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

In the previously filed 2004 10-KSB, as amended to date, and comparative figures in our previously filed 2005 10-KSB, the accounting treatment for the construction revenue of XY does not comply with SOP 81-1 or EITF 00-21. As a result, we will file an amendment to the 2004 10-KSB and 2005 10-KSB with adjusted disclosure to record the transaction as part of the gain on the disposal of the XY subsidiary rather than as revenue from construction of wastewater treatment plant. As such our adjusted total revenue for the fiscal year ended December 31, 2004 was $250,571 and the adjusted gain on disposal of interest in a subsidiary - XY was $5,220,299. Due to the same reason, account receivable from TGL amounted to $9,416,039 as of December 31, 2004 will be reclassified to prepayment, deposits and other receivables in our upcoming amendment to the 2004 10-KSB, comparative figures in this amendment to the 2005 10-KSB and comparative figures in the upcoming or recently filed amendments to the September 30, 2005 10-QSB and September 30, 2005 10-QSB.

Group reorganization

In Note 2(ii) and 2(iii) to the consolidated financial statements contained in the previously filed 2004 10-KSB and 2005 10-KSB and Note 2 to the consolidated financial statements contained in the previously filed March 31, 2005 10-QSB, September 30, 2005 10-QSB, September 30, 2005 10-QSB and March 31, 2006 10-QSB, we disclosed group reorganization transactions. Pursuant to rules promulgated by the SEC, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction, rather than a business combination. As such, no disclosures are required under FAS 141 because the transactions described were not business combinations. For accounting purposes, the transaction has been treated as a reverse acquisition and a recapitalization, and pro-forma information is not presented. Accordingly, the upcoming amendments to the 2004 10-KSB, this amendment to the 2005 10-KSB, and the recent or upcoming amendments to the March 31, 2005 10-QSB, September 30, 2005 10-QSB, September 30, 2005 10-QSB and March 31, 2006 10-QSB will not include references to the group reorganization transactions throughout the financial statements. We will also restate the common stock immediately after the recapitalization to $100,000 in the upcoming amended March 31, 2005 10-QSB and have done so in the recent amended September 30, 2005 10-QSB.

Reclassification of April warrants

In our previously filed 2005 10-KSB, September 30, 2005 10-QSB and March 31, 2006 10-QSB, we recorded as equity the warrants issued as part of the units sold in our April 2005 convertible debt issuance. Under EITF No. 00-19, the fair value of these warrants should be reported as a liability. Pursuant to the Warrant Agreement, because there is currently no effective registration statement covering the shares of common stock underlying these warrants, these warrants are currently subject to a cashless exercise whereby the warrant holders may surrender their warrants to the company in exchange for shares of common stock. The number of shares of common stock into which a warrant would be exchangeable in such a cashless exercise depends on both the exercise price of the warrants and the market price of the common stock, each at or near the time of exercise. Because both of these factors are variable, it is possible that the company could have insufficient authorized shares to satisfy a cashless exercise. In this scenario, if the company were unable to obtain shareholder approval to increase the number of authorized shares, the company could be obligated to settle such a cashless exercise with cash rather than by issuing shares of common stock. Further, EITF No. 00-19 requires that we record the potential settlement obligation at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through our statement of operations. We will continue to report the potential settlement obligation as a liability until such time as the warrants are exercised or expire or we are otherwise able to modify the warrant agreement to remove the provisions which require this treatment. In addition to this restatement of our 2005 10-KSB, we will restate our September 30, 2005 10-QSB and our March 31, 2006 10-QSB to reclassify the April 2005 warrants as a liability.

April and September 2005 Private Placements—non-cash financing charges

In our September 30, 2005 10-QSB, we did not record any non-cash financing charges and in our September 30, 2005 10-QSB, as amended to date, we did not properly record the non-cash financing charges. Non-cash financing charges represent the amount by which the fair value of derivative liabilities issued exceeds the amount of proceeds received, as an expense at the date of issuance of the April convertible debenture and the September private placement. We will restate our September 30, 2005 10-QSB and our September 30, 2005 10-QSB to record the non-cash financing charges, which represent the amount by which the fair value of derivative liabilities issued exceeds the amount of proceeds received, as an expense at the date of issuance of the April convertible debenture and the September private placement. As a result of the recording of non-cash financing charges, certain expenses which were previously recorded under general and administrative expenses in our September 30, 2005 10-QSB will be reclassified under non-cash financing charges.

April 2005 Private Placements—unrealized gains or losses in financial instruments

In our September 30, 2005 10-QSB and our September 30, 2005 10-QSB, as amended to date, we did not record properly the unrealized gains or losses in financial instruments, which represent the change in fair market value of the financial instruments at each reporting date for the April warrants and the bifurcated conversion feature for the convertible debenture. The unrealized gains or losses in financial instruments should have been reported in those filings. We will restate the September 30, 2005 10-QSB and September 30, 2005 10-QSB, as amended to date, to record the unrealized gains or losses in financial instruments which represent the change in fair market value of the financial instruments at each reporting date for the April warrants and the bifurcated conversion feature for the convertible debenture.

Interest in associate

In our September 30, 2005 10-QSB and our September 30, 2005 10-QSB, as amended to date, the comparative figures for our interest in associate as of December 31, 2004 were recorded based on an effective percentage of equity attributable to the group of 31.5% instead of a direct interest of 35%. We will restate the comparative figures for our interest in associate as of December 31, 2004 in the September 30, 2005 10-QSB and September 30, 2005 10-QSB to include our interest in associate based on a direct interest of 35%.

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

3.     recruit an accounting staff member with US GAAP expertise and who is not affiliated with our auditors, Patrizio & Zhao,LLC; and

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

Other than those disclosed above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2008.

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

CHINA WATER GROUP, INC.
(Registrant)

Dated: June 22, 2009	By:	/s/ Wenge Fang
Wenge Fang,
Chief Executive Officer

Dated: June 22, 2009	By:	/s/ Ding Rencai
Ding Rencai,
Chief Financial Officer