Form 10-K
period 2008-12-31
China Water Group, Inc.
filed 2009-08-14
CIK 1083459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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
   Yes ☐ No ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2008, was $2,787,669. The registrant has no non-voting common stock.

As of July 15, 2009, there were 139,383,450 shares of our common stock issued and outstanding.

INDEX TO FORM 10-K ANNUAL REPORT

EXPLANATORY NOTE

We, China Water Group, Inc., are filing this Annual Report on Form 10-K for the year ended December 31, 2008 During calendar 2009, as an initial step to become current in our filing obligations under the Securities Exchange Act of 1934, as amended. We will endeavor to file additional periodic reports to become current in our filings as expeditiously as the limited size of our staff allows. Except where a date after April 2009 is specifically mentioned, this report is written as though it had been prepared during the first four months of calendar 2008.

Unless otherwise indicated, all references to our company include our wholly and majority owned subsidiaries.

All of our sales and nearly all our expenses are denominated in renminbi (“RMB”), the national currency of the People’s Republic of China (the “PRC”). For SEC reporting purposes, the balance sheet items are translated into US dollars using the exchange rate at the respective balance sheet dates. The capital and various reserves are translated at historical exchange rates prevailing at the time of the transactions while income and expenses items are translated at the average exchange rate for the period. All exchange differences are recorded within equity.
Statements contained in this Annual Report on Form 10-K, which are not historical facts, are forward-looking statements, as the term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, whether expressed or implied, are subject to risks and uncertainties which can cause actual results to differ materially from those currently anticipated, due to a number of factors, which include, but are not limited to:

•	Competition within our industry;
•	Seasonality of our sales;
•	Success of our acquired businesses;
•	Our relationships with our major customers;
•	The popularity of our products;
•	Relationships with suppliers and cost of supplies;
•	Financial and economic conditions in Asia, Japan, Europe and the U.S.;
•	Anticipated effective tax rates in future years;
•	Regulatory requirements affecting our business;
•	Currency exchange rate fluctuations;
•	Our future financing needs; and
•	Our ability to attract additional investment capital on attractive terms.

Forward-looking statements also include the assumptions underlying or relating to any of the foregoing or other such statements. When used in this report, the words “may,” “will,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “continue,” and similar expressions are generally intended to identify forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in the Section of this report entitled “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission (‘SEC’), including the Quarterly Reports on Form 10-Q to be filed by us in the fiscal year 2008.

Part I

Item 1. Description of Business.

We are a waste water engineering and bottled water company based in the PRC. Through our majority-owned subsidiaries, we are engaged in the design, construction, implementation and management of industrial and municipal waste water treatment facilities throughout the PRC. We also provide high quality bottled water in China by using 9000-Year Old Glacier Spring Water. Our product has entered many big cities in China such as Shanghai, Beijing, Guangzhou, Chengdu and others.

We provide turn-key waste water treatment engineering design and contracting. From 2000 through 2008, we completed the following turn-key projects: Yongji Development Zone Wastewater Treatment Plant (Phase 1), Guangdong Nanhai City Jinsha Town Wastewater Treatment Plant, Guangdong Sanshui Baini Wastewater Treatment Plant and Guangzhou Yantang Wastewater Treatment Plant, Tianjin City Meichang Town Wastewater Treatment Plant,Yongji Development Zone Wastewater Treatment Plant (Phase 2), China Environment Industrial Park Wastewater Treatment Plant, Huangzhuang Industrial Park Wastewater Treatment Plant and Tian Jin WuQing No.1 Waste Water Treatment Factory.

We hold 90% and 35%, respectively, of the equity interest in the following two water treatment facilities operated through build, operate and transfer (“BOT”) arrangements with the PRC government: (i) Tian Jin Shi Sheng Water Treatment Company Limited (“TianJin”), which commissioned water treatment in November 2003 and has a daily treatment capacity of approximately 10,000 tons; and (ii) Xin Le Sheng Mei Water Purifying Company Limited (“XinLe”), which also commissioned water treatment in November 2003 and has a daily treatment capacity of 40,000 tons. We have been retained as the manager to manage both TianJing and XinLe. The fees from XinLe and TianJing did not represent a significant portion of our revenue during 2008.

We also developed a BOT water treatment facility project in Hai Yang City under our subsidiary Hai Yang City Sheng Shi Environment Protection Company Limited (“HaiYang”) with capacity of 20,000 tons per day. We began construction of this project in April 2004 and completed the project and commenced water treatment in June 2005. We also developed another BOT water treatment facility project in Beijing under our subsidiary Bei Jing Hao Tai Shi Yuan Water Purifying Company Limited (“Beijing HaoTai”) with planned capacity of 20,000 tons per day. We began construction of this project in July 2004 completed approximately 90% till December, 2006. We retained a 90% interest in this facility until we disposed of it in December 2006 for a total consideration of US$1,442,567, and realized a gain of $44,872. In July 2005, we started construction of a BOT water treatment facility project for the Handan Fengfeng Mining Area in the Hebei Province under our subsidiary Han Dan Cheng Sheng Water Affairs Company Limited (“HanDan”) with capacity of 33,000 tons per day. The project was completed in December 2007. The fees from these projects are expected to increase our net sales in the future.

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

Due to the reverse acquisition mentioned above, EGAG, pursuant to a group reorganization which was completed in July 2004, acquired 90% equity interests in each of XinXingmei, XianYang, HaiYang and BeijingHaoTai for cash consideration of RMB12,601,000 (approximately $1,521,860), RMB18,000,000 (approximately $2,173,913), RMB2,700,000 (approximately $326,087) and RMB1,800,000 (approximately $217,391), respectively, all of which are domestic incorporated companies established in the PRC with limited liability.

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

      On December 29, 2007, China Water Group Inc. signed a contract with Fortune Luck Global International Limited to acquire 90 percent of the equity interest of Aba Xinchen Dagu Glacier Spring Co., Limited through its subsidiary Guangzhou Xinchen Water Company. The consideration for the acquisition is $13.45 million dollars, of which $7.5 million will be paid in cash, and the remaining $5.95 millionwill be paid in our common stocks .

On December 29, 2007, we entered into an Equity Transfer Agreement, pursuant to which we transferred a 58% out of our 90% interest in our subsidiary Guangdong Xinxingmei Water Affairs Co, Ltd. (“GXWA”) to Wenning Pu, a 10% minority sharehoulder of GXWA for RBM7,308,600 (approximately $1,000,000). After the transaction,  our ownership of GXWA was reduced from 90% to 32% and Wenning Pu’s ownership of GXWA was increased from 10% to 68%. The proceeds of the sale will be used for our working capital.

On December 30, 2008, we entered into an Equity Transfer Agreement, pursuant to which China Water Group Inc transferred 100% interest in Evergreen Asset Group Limited  to  Whole Treasure Investment Ltd. , a BVI company. The proceeds of the sale will be used for our working capital , mainly to develop the bottled water market and trademark building.

Our Corporate headquarters is located in Guangzhou, Guangdong, China

Our Business

General

We are a PRC based waste water engineering  company and are engaged in  repositioning ourselves to be a bottled water production, sales and marketingcompany . Through our majority-owned subsidiaries, we are engaged in the design, construction, implementation and management of industrial and municipal waste water treatment facilities throughout the PRC.  Starting 2009 e we will reposition our business focus tobottled water production, sales and distribution  inthe PRC. ..

Our waste water engineering business was originally established in 1999 by our Chairman, Mr. Chong Liang Pu, with a focus on developing innovative biochemical technologies and processes for waste water treatment. We have the exclusive rights to MHA biological treatment processes technologies (“MHA”) and GM Bio-carriers. Both are the subject of patents owned by our Chairman, Mr. Pu, and we have acquired the exclusive rights pursuant to a license agreement with Mr. Pu. Both technologies were developed to improve the efficiency and effectiveness of waste water treatment processes and reduce the initial investment and on-going operating cost of waste water treatment facilities.

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

As a result of these achievements, we have been recognized as a “Key Enterprise in Environmental Industry in the PRC” by the General Bureau of Environmental Protection of China and are viewed as a “High-Tech Enterprise” by the Bureau of Science and Technology of Guangzhou, PRC.

Industry Background

Waste Water Treatment Markets in the PRC . The waste water treatment business is in a developmental stage in China. Following decades of rapid industrialization and urbanization resulting from PRC’s breakneck economic expansion, demands for urban and industrial waste water treatment are immense. In 2002, total volume of municipal and industrial waste water produced reached 23 billion and 26 billion tons, respectively, of which only approximately 25% was treated in some form. The PRC government, which views environmental issues as a priority policy, has targeted a 90% treatment ratio by 2030. This targeted growth, combined with a policy of privatizing all existing government facilities, is resulting in extraordinarily high levels of expansion in an industry that did not effectively exist until the 1980s.

In order to promote investment in the waste water treatment industry, the central government has created incentives such as tax relief and higher throughput fees which can improve the profitability of certain municipal projects.

Under the tax regulations in the PRC, companies providing water purification are exempted from business tax on the collection of waste water treatment fees. The PRC government also gives tax relief in the form of reduction in or exemption from value-added tax and income tax to encourage treated water to be reused in residential, agricultural, commercial and industrial sectors.

The PRC government introduced a new policy in relation to the water supply tariff management methods for the water-resource system which became effective in January 2004. The new policy prescribes a water tariff approach, comprising of water production costs, expenses, profit, and tax. Pertinent pricing is expected to be in accord with local market demand.

Before the 1990s, water tariffs were extremely low, and there were no wastewater discharge fees. People were more concerned with water quality than with the price and quantity they used. As citizens now pay closer attention to water quality, they expect higher prices to accompany water quality improvements. Therefore, water tariff and wastewater treatment throughput fees, especially in the cities, are rising to levels that potentially allow our business to operate profitably.

Fresh Water Markets . Before 2003, the facilities for fresh water supply in the PRC were owned and operated by the agencies of local governments. As industrial, economic and population growth and chronic pollution have placed intense demands on the water supply in China, the fresh water supply has had serious shortages. Similar to the waste water treatment industry, the PRC government has opened up the fresh water supply business to private sector and international operators.

        Bottled Water Markets . The bottled water industry in PRC is in the stage of rapid and continuous growth and development. Globally, according to recently published data from consultancy firm Beverage Marketing Corporation (BMC), from 2002 to 200 PRC was the fastest growing country in the world in terms of consumption of bottled water, showing a compound annual growth rate of 17.5%, doubling the next fastest growing country, the United States. With the growth in demand and addition of new industry participants offering new and varied bottled water products, management believes that the Chinese bottled water industry is posed for significant growth.

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

We provided turn-key engineering, equipment and chemical sales for industrial and municipal waste water treatment facilities in the PRC. We also invest in, manage and operate our own water treatment facilities through BOT arrangements in the PRC.

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

These contracts are awarded either by public tender or by direct contract. A typical turn-key waste water treatment project can be classified into three phases; (1) survey and design, (2) construction and equipment installation, and (3) operation and management services.  However, commincing in 2007, we discontinued initiating new turn-key projects.

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

The following table sets forth the BOT projects which we have completed:

BOT Projects	Cost of Investment	Capacity/ Per Day	Operation Period	Date of commencement of operation
Waste water treatment plant of TianJing	$1.09 million	10,000 tons	20 years	November 2003
Waste water treatment plant of XinLe	$4.11 million	40,000 tons	22 years	October 2003
Waste water treatment plant of HaiYang	$3.62 million	20,000 tons	22 years	June 2005
Waste water treatment plant of HanDan	$3.53 million	33,000 tons	22 years	December 2007

As of December 31, 2008, the waste water treatment plants of TianJin, XinLe and HaiYang were operational and have been providing waste water treatment services. The HanDan waste water treatment plant began to operate during January 2008.

We have been financing the BOT projects of TianJing, XinLe and HaiYang through capital injectionsand funds generated from our operations. We will finance the remaining capital expenditure of HanDan of approximately $2 million through funds generated from our operations.

Our Production Process

 Waste Water treatment Though the chemicals used for treating municipal and industrial wastewater qualities are different due to the different sources of wastewater for municipal wastewater treatment and different industrial product and manufacturing process for industrial wastewater treatment, the treatment processes are largely similar.

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

Bottled Water  Raw water flows into water processing workshop through the stainless steel pipe, after sand filtration, carbon filtration,,membrane filtration and ozone sterilizing, the  water will be bring into containers. Then the wter will be poured into PET bottle  automatically by aseptic operation.  Then these products will be packed and transported to the market.

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

Competition

We believe our main competitor in waste water treatment business is Beijing Capital Co., Ltd. (“Beijing Capital”), a subsidiary of Capital Group, which has identified investment, development, operation and management in the PRC water industry as its core business. Beijing Capital provides environment management services. We also compete with many other regional environmental and water treatment companies. We believe that we compete primarily on the basis of contract pricing and capital. Though many of our competitors offer similar but less cost-effective services, they may have greater financial resources and hence be able to secure contracts with reduced operating margins but more competitive pricing. However, we believe that as a result of our cost efficiency through our patented technologies, we are able to offermuch more competitive pricing. In addition, having access to the capital markets in the United States through our public listing will help us to differentiate ourselves from our competitors. Another area of competition comes from local protectionism where local governments wish to protect local environmental businesses. In order for us to overcome this kind of competition, we rely on our financial and technical resources.

We believe our main competitor in bottled water business is Evian, a French bottled water company which entered China more than 10 years ago and occupied  the biggest share of the Chinese market. Several other local brands of high level bottled water companies recently entered the market and have relatively small market shares.

Our Competitive Strengths

Key elements of our competitive strengths include:

Capital Resources On one hand, the threshold of capital requirements for entering the waste water treatment segment and the initial capital investment of waste water treatment facilities and projects, especially BOT projects, is relatively high. On the other hand, the bottled water requires capital to build the marketing network and brand image in the targeted market. Based on our good track record and relationships with local governments in the PRC, we believe we are capable of obtaining sufficient capital resources to fund our operation of projects and expansion plan.

Experienced Management Team and Strong Research and Development Capability. We have a qualified and experienced management team and staff who possess strong technical capabilities and who specialize in fast consumption goods marketing, project management, project design and research and development in relation to the bottled water,  water purification and wastewater treatment industries. Among our senior management, most possess degrees or senior technical qualifications. Members of our senior management team also have prior experience in managing large corporations and are familiar with all levels of management. Most of our management and staff have strong technical expertise and are professionally trained.

We place great emphasis on high quality bottled water marketing and brand building, and also concentrate more on technical research and development, and typically set up research and development teams for specific projects to handle the design, development and improvement of such projects.

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
       We’re also building our bottled water market network in China’s principal  cities such as Beijing, Shanghai, Guangzhou and Chengdu etc. in China, and have developed more than 300 distribution channels to sell our 9000-Year Old Glacier Spring Water, mainly luxury hotels, restaurants, chain stores and supermarkets, chambers of commerce, beauty parlors and other outlets.

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

Customers, Sales and Marketing

Many of our principal customers in our waste water treatment business are local governments, food and beverage processing companies and industrial companies that use our technologies to treat their waste water.  In our bottled water business, the main customers are the retail stores our wholsale distributors and our ultimate customers are  middle class, and wealthy families, large companies and government offices  as they are more sensitive to and will pay a premium for food and water that is perceived to be safer.

In 2008, the Group’s major customer was Hai Yang City Zoning and Construction Management Bureau, an independent third party, which, accounted for approximately 79% of the Group’s total revenue of 2008. Revenue from Hai Yang City Zoning and Construction Management Bureau was for the BOT wastewater treatment services of Haiyang City Wastewater Treatment Plant.

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

Research and Development

 Waste Water treatment  Our research and development efforts are directed toward enhancing our existing technology and products and developing our next generation of technology.

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

Bottled Water  Given high market demand for bottled water, we have established an R&D department responsible for expanding product lines and putting in market a series of products to meet different demands of market segments so as to increase the market coverage.
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

Quality Control  during  production for bottled water .  We have established at the facilities,  QA department and special labs to secure high quality of our products. Specific produres include testingat each stage such as water source, water treatment, bottling, packaging, and finished products to ensure our products meeting healthy water standard.

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

North-Eastern Environmental Protection Design Institute was established in 1961 in the city of Changchun. The institute focuses on design of, research in and provision of consultancy services for municipal infrastructure construction works including water supply, waste water treatment, waste treatment, energy supply, construction of road and bridges, public transport and afforestation of cities etc. The institute also provides other services in relation to civil construction works for municipal projects like feasibility studies for projects, evaluation of projects, project management and project supervision.

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

The following table sets forth our major suppliers of equipment and materials in waste water treatment:

Component, Raw Materials and Equipment	Our Major Suppliers

Waste water treatment analytical instruments	Hach Company

Blow fan systems	HV-Turbo A/S

Sewage pumps, slush pumps, other water pumps and mixers	Nanjing Airs Pump Industry Group

PLC automated control systems	Mitsubishi Electric

Electrical parts	Schneider Electric Low Voltage (Tianjin) Co.

Automated systems	GuangZhou SaiDi Automated Engineering Company

 The following table sets forth our major suppliers of equipment and materials in bottled water:

Component, Raw Materials and Equipment	Our Major Suppliers

Bottle blowing machine	Fogang Guozhu Blowing Equipment Co., Ltd

Racking machine	Jiangsu XinMeixin Water Purifying Equipment Co.,Ltd

Air compressor	Nanjing Hengda Compressor Co.,Ltd

Packing machinery	Jiangsu XinMeichen Packing Machinery Co.,Ltd
Water treating equipment	Zhejiang Deqing Water Treating Co.,Ltd

Bottle base, top	Yibing PuLaisi Packing Material Co.,Ltd

Bottle bag, label	Guangzhou Rongshun Packing Co.,Ltd

We have entered into a 50-year exclusive contract to use the glacier spring water at Aba area with Aba Municipal Government of Sichuan province. According to the contract, during the first 10 years, we have the right to exclude any competitor for the water source. Currently, we have established a bottling facility in the area, primarily for 350 ML and 500 ML bottled water. The 3L facility is under construction with expected completion in November 2009. Our current production capacity is 120 tons per day.  We intend to increase the capacity to 200 tons per day in the future. In addition to Aba, we are in the process of exploring new water sources.

Intellectual Property

Waste Water treatment  We seek to protect our intellectual property by way of our license rights to patents on proprietary features of our advanced bio-chemical treatment technology and processing systems for waste water treatment and by challenging third parties that we believe infringe on our licensed patents. We have obtained the exclusive right to use two patents owned by our Chairman, Mr. Pu, for our MHA and GM Bio-carriers technologies. We also protect our intellectual property rights with nondisclosure and confidentiality agreements with employees, consultants and key customers.

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

Bottled water   We are the only bottled water company in China  that has registered with the State Industrial and Commercial Bureau our “9000-year” trade mark.

Employees

As of December 31, 2008, we had 48 employees, of whom 17 were in bottled water, 8 were in engaged in sales, marketing and services, the others in accounting and administration. We also had 31 employees in our waste water treatment. 5 were engaged in sales, marketing and service, 5 in research, development and engineering, 10  in finance and administration and 11   in operations. None of our employees is represented by a collective bargaining agreement, and we believe that we have satisfactory relations with our employees.

Environmental

One of our core values is protecting the environment in which we operate and the environment in which our equipment operates. Compliance with laws and regulations regarding the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had any material effect on our capital expenditures, earnings or competitive position. We do not anticipate any material capital expenditures for environmental control facilities in 2009.

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

Bottled water sales For a company to sell bottled water products, the company must obtain a State issued certificate for water source, and meets the State QA standard and State requirements of the Food Safety Law and Drinking Natural Mineral Water Standard.  We have obtained the necessary certificates and believe that we meet all standards.

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

PROPOSED NEW LINE OF BUSINESS

In 2007 we entered into an agreement with Fortune Luck Global International Limited to secure a high quality source of natural drinking water from theDagu glacier.  (Note – this agreement must be an exhibit if it is not already filed.  If we can not do it now, we list it and file it with the next 10-Q During the calendar years of  2007 and 2008 we conducted a limited test market of bottled water in Guangzhou.Management was satisfied with the results and intends to expand this business to make it the main business of the Company in the future. At the beginning of 2008, we started developing the  bottled water business. The Company established development and branding strategies for the bottled water business, managed to set up four regional sales centers in the cities of Shanghai , Beijing, Chengdu and Guangzhou, as part of the strategy to promote our products in China’s major cities. The May 12th earthquake in Sichuan, however, had a severe impact on our marketing efforts, as the earthquake damaged the roads between Aba, where our production is located, and Chengdu. The roads did not reopen until November 2008.

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

Our transition from a waste water treatment company with a BOT model to a premium bottled water production, distribution and marketing company will occur over several years as our BOT operations are disposed of fromtime to time as opportunities present themselves to us and our capital resources and efforts are devoted to expanding bottled water operations.

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

Item 1A.  Risk Factors.

.You should carefully consider the risks described below, which constitute the material risks facing us.  If any of the following risks actually occur, our business could be harmed. You should also refer to the other information about us contained in this Form 10-K, including our financial statements and related notes.

Risks Related to Our Business

We are dependent on economic conditions in the  PRC’s  as all of our business is conducted in the PRC. All of our business operations are conducted in the PRC and all of our customers are also located in the PRC. We intend to operate our new bottled water business internally in the PRC.  Accordingly, any significant slowdown in the PRC economy may cause the waste water treatment industry to reduce expenditure or delay the building of new facilities or projects for waste water treatment. This may in turn lead to a decline in the demand for our BOT products and services, and may reduce our profitability and the return on your investment.  Also, a general economic slowdown has is currently underway may reduce demand for premium bottled water and limit the growth of those operations.

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

We may require additional funding for our future growth. Our future growth will depend, to a large extent, on our ability to establish our bottled water products through advertising and to develop a manufacturing and distribution network  which requires a high amount of capital investment. In order to obtain additional capital to develop these growth opportunities, we may issue additional shares of our equity securities. If new shares placed to new and/or existing shareholders are issued, they may be priced at a discount to the then prevailing market price of our shares, in which case, existing shareholders’ equity interests may be diluted. If we fail to utilize the new equity to generate a commensurate increase in earnings, our earnings per share will be diluted, and this could lead to a decline in our share price. Any additional debt financing may, apart from increasing interest expense, contain restrictive covenants with respect to dividends, future fund-raising exercises and other financial and operational matters.

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

We are still exposed to credit risks of our customers. Defaults in payment by our customers will affect our financial position and our profitability within in a reduced extend compared to 2006. As of December 31, 2007, accounts receivables of $520 thousand accounted for approximately 3.2% of our current assets. Generally, our credit termsrange from 90 days to 180 days. Defaults in payments by our customers would adversely affect our profitability and cash flow. There was no allowance for doubtful amounts for the years ended December 31, 2006 and 2007. We are unable to provide assurance that risks of default by our customers would not increase in the future, or that we will not experience cash flow problems as a result of such defaults. Should these develop into actual events, our operations will be adversely affected and our profitability may be reduced.

We  rely on a few major suppliers . We are dependent on our major suppliers for the timely delivery of materials and equipment that we require for the equipment and systems we install. Should our major suppliers fail to deliver the materials and equipment on time, and if we are unable to source these materials and equipment from alternative suppliers on a timely basis, our project timeline will be delayed, thereby affecting delivery to our customers. This, in turn, would adversely affect our reputation if our customers lose confidence in our services and as a result, reduce our revenue and profitability.

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

We rely on subcontractors for our BOT projects . As we may, from time to time, subcontract some parts of our projects to subcontractors, such as engineering, assembly and integration works, we face the risk of unreliability of work performed by our subcontractors. Should our subcontractors default on their contractual obligations and work specifications, our ability to deliver the end product or service to our customers in accordance with quality and/or timing specifications may, in turn, be compromised. Furthermore, if we are unable to secure competitive rates from our subcontractors, our profitability may be reduced.
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

We intend to enter the bottled water business and will be subject to all of the risks of a new business enterprise.  Based on the results of a limited test marketing effort during calendar 2007 and 2008 we intend to devote a substantial portion of our future efforts to producing and marketing branded bottled water in the PRC.  This is a new line of business for us and there are many risks attendant to entering a new line of business such as cost uncertainties, delays in production and acceptance of our product.   If we mismanage our production of branded bottled water or if we are unable to obtain market acceptance of our product at proposed price levels we are likely to fail in this business and this will negatively impact the value of our stock.

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

Our bottled water business may face increased competition.  We believe that there is a pressing need for a premium pure, drinkable bottled water in the PRC.  Other companies with greater resources and other advantages over us, such as established distribution networks, may also perceive the need for premium bottled water in the PRC, enter our market and compete with us successfully and cause our results to suffer.

The success of our bottled water business is dependant on out preserving a reputation for purity.  Our premium bottled water will only be purchased by consumers if they can trust that it is pure and beneficial.  Accordingly, if we experience any quality control problems, our reputation might be tarnished and our proposed new business could fail.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None

Item 2. Description of Property

Our principal executive office consists of approximately 400 square meters of office space that we lease and which are located at Suite 7A01, Baicheng Building, 584 Yingbin Road, Dashi, Panyu District, Guangzhou, Guangdong, China. We lease this space pursuant to a  four year lease at a rate of approximately $19,000 per year commencing April 1, 2006.

From  May 1 , 2009, we lease about 300 square meters of office space for bottled water marketing development team that located at Suite 4D, Yijing Building, NO.119,Guanghzou Dadao Rd, Yuexiu District, Guanghzou City, P.R.China. We lease this space persuant to a five year lease at a rate of approximately $43,000 per year.  The office located at  Zhujiang New Town, CBD of Guangzhou.

Our BOT facilities are located at the following locations:

BOT Facilities	Location
Waste water treatment plant of TJ	Dinan Road, Wuqing Development Zone, Tianjin, PRC.

Waste water treatment plant of XL	South west of Matoupu Village, Xinle City, Hebei, PRC.

Waste water treatment plant of HY	Hexi, Zangjia Village, Yaiyang Touring and Vacationing Area, Haiyang City, Shandong, PRC.

Each of the above BOT facilities consists of waste water treatment plants,  office buildings and staff facilities.

Our bottled water facilities are located at the following locations:

Bottled Water Facilities	Location

Aba Xinchen Dagu Glacier Spring Water Co.,Ltd	Zegai Village, Luhua Town, Heishui County, Aba Zang and Qiang Autonomous Region, Sichuan Province, PRC.

Guangzhou Xinchen Water Co., Ltd	Suite 4D, Yijing Building, NO.119,Guanghzou Dadao Rd, Yuexiu District, Guanghzou City, P.R.C.

Beijing 9000 Year Commercial and Trading Co.,Ltd	Rm1109, Building 2, Henji Center, No.18 JianGuoMennei Dajie Street, East District, Beijing, P.R.C.

Chengdu 9000 Year Water Co., Ltd	Suite E, Floor 16, Building 2, Ruijin Plaza, No.2,GaoShenqiao, Chengdu City, P.R.C.

Shanghai KeKejia Water Co., Ltd	Rm705, Building 2, Lane 777, Zhongshan Nan’er Rd, Shanghai, P.R.C.

Each of the above Bottled water  facilities consists of bottled water treatment plants,  office buildings and staff facilities.

Item 3. Legal Proceedings.

Neither our company nor any of our properties are currently subject to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders during the fourth quarter of the year ending December 31, 2008.

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

Quarter Ended	High	Low

March 31, 2007	$0.13	$0.08
June .30, 2007	$0.11	$0.08
September. 30, 2007	$0.14	$0.09
December. 31, 2007	$0.35	$0.08
March. 31, 2008	$0.1	$0.05

June 31, 2008	$0.039	$0.033
September 30, 2008	$0.03	$0.029
December 31, 2008	$0.008	$0.008
March 31, 2009	$0.017	$0.013
June 30, 2009	$0.03	$0.03

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

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2008

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable

ITEM 7.  MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL CONDITIONS and REULTS OF OPERATION.Year ended December 31, 2008 vs. Year ended December 31, 2007.

Revenues  Revenues declined from $1,554,624 in 2007 to $980,576 in 2008, a decline of $ 574,048. All of this decline in revenue may be attributed to (i) the elimination of revenue from turn-key engineering projects ($670,559 in 2007 and $0 in 2008) and (ii) the decrease in revenue from BOT wastewater treatment services from $878,999 in 2007 to $773,258 in 2008 as the Company moved in a direction towards its new line of business, the sale of bottled water.  Revenue from the sale of bottled water increased from $5,006 in 2007 to $207,318 in 2008.  Management anticipates these trands continuing in future periods.

Cost of Revenues.  Cost of revenues declined from $1,323,523 in 2007 to $642,528 in 2008 with virtually all of the decline being associated with costs associated with turn-key engineering projects (and sales taxes also associated with turn-key engineering projects).  Costs of revenue related to sales of bottled water increased from $3,221 in 2007 to $113,186 as the Company expanded its operations in this area. The Company's other costs of revenue did not change appreciably.

Gross Profit.  Gross profit increased from $231,101 in 2007 to 338,048 in 2008 which reflected the lower level of costs associated with the expanded bottled water sales operations.

Operating (General and Administrative) Expenses.  Our General administrative expenses decreased  from $2,025,922 in 2007 to $1,386,644 in 2008 reflecting lower operating expenses for the bottled water business as compared to turn-key or BOT wastewater treatment.

Other Income.  The change on Other Income from $36,250 in 2007 to $1,324,806 in 2008 was almost entirely due to a gain on fair value of derivative instruments of $1,143,355 in 2008 as compared to a loss of $(203,904) in 2007. The main reason for the increase is the share price of the company sharply shrank during 2007 compared with that of 2008. The calculation is based on the Black Sholes model.  An increase in share results from affiliated companies, from $156,089 in 2007 to $333,441 in 2008, reflects the increased profitability of those companies during 2008, which we do not control and can not predict for future periods.

Comprehensive Income.  As a result of the foregoing factors, especially the Company’s incurring much of the negative impact of its move from waste water treatment as turn-key engineering or BOT basis to bottled water production, distribution and  sales was incurred in 2007 and the Company’s stock price being relatively stable during 2008, comprehensive income (loss), which was a loss of $(1,106,659) in 2007 was income of $376,350 in 2008.

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

Liquidity.
General. As of December 31, 2008, we had cash and cash equivalents of $28,167 million. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	The Year Ended December 31,
	2007	2008
	(Dollars in thousands)

Net cash provided by operating activities	(3,925)	8,095
Net cash provided by/(used in) investing activities	2	(8,427)
Net cash provided by/(used in) financing activities	0	0
Net cash inflow/(outflow)	(3,803)	(313)

Operating Activities. Net cash provided by operating activities was $8,095 million for year ended December 31, 2008, which is a decrease of $12.020 million from negative ($3.925) million net cash provided by operating activities for the same period in 2007. The net outflow from the operating activities was mainly due to paymernts from related companies and reductions in prepayments, changing from a negative ($6,712) million to a positive $6,786 million.  Much of this resulted from receipt of payments from local governmental units.

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

Credit Policy. As of December 31, 2008 and 2007, our accounts receivables were US $0.09 million and US $0.52 million, respectively. The decrease in accounts receivables in 2008 was due to our decision to move away from turn-key engineering projects. There is no allowance for doubtful amounts for 2007 or 2008

For turn-key projects, we billed our customers based on the percentage of completion as set forth in the contract signed with our customers whereas for BOT projects, we start billing our customers monthly once the wastewater treatment facilities start operation for the operating period as stipulated in the BOT agreements.

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

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA.

Our financial statements for the years ended December 31, 2008 and 2007, and the reports thereon of Patrizio & Zhao, LLC, respectively are included in this annual report.

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

2.
modify the mandate of our internal audit function to place greater emphasis on the adequacy of, and compliance with, procedures relating to internal controls over US GAAP financial reporting and engage an experience accountant familiar with USGAAP which is not affiliated with ,Patrizio & Zhao,LLC, to assist our accounting department and internal audit function in the preparation of our US GAAP consolidated financial statements;

3.	recruit an accounting staff member with US GAAP expertise and who is not affiliated with Patrizio & Zhao, LLC; and

4.
engage an internationally recognized accounting firm, which is not affiliated with ,Patrizio & Zhao, LLC, to provide us with technical advice on US GAAP matters and SEC disclosure requirements on an ongoing basis.

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

Item 11. Executive Compensation.

Cash Compensation of Executive Officers. The following table sets forth the cash compensation paid by the company to its chief executive officer for services rendered during the fiscal years ended December 31, 2008 and 2007.   John, the chart should include you for 2008!!

	Annual Compensation							Long-Term Compensation
Name and Position	Year	Salary		Bonus		Other Annual Compensation		Restricted Stock Awards ($)		Common Shares Underlying Options Granted (# Shares)		All Other Compensation
Chong Liang Pu,	2007	$-0	-	0		0		0		0		0
Chairman	2008	$16,400		0	-	-0	-	-0	-	-0	-	-0	-

Wenge Fang,	2007	$-0	-	0		0		0		0		0
Chief Executive Officer	2008	$44,100		0	-	-0	-	-0	-	-0	-	-0	-

Compensation of Directors. Members of our board of directors do not receive cash compensation for their services as directors, although some Directors are reimbursed for reasonable expenses incurred in attending board or committee meetings. In the future, we may have to consider compensating any outside directors that become members of our board of directors.

Employment Agreements

We  have employment agreements with our executive officers or directors.  We have verbal understandings with our executive officers regarding monthly retainers and reimbursement for actual out-of-pocket expenses.
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

ITEM 12.   SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of July 20, 2009, the stock ownership of (i) each of our named executive officers and directors, (ii )all executive officers and directors as a group, and (iii) each person known by us to be a beneficial owner of 5% or more of our common stock.  No person listed below has any option, warrant or other right to acquire additional securities from us, except as may be otherwise noted.  We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Name (1)	Number of Shares of Common Stock Beneficially Owned (2)		Percentage Owned
Chong Liang Pu	49,635,000		35.61%
Shi Rong Jiang*	5,101,000		3.75%
Jia He Li*	-0	-	0%
Lin Hong Ye*	-0	-	0%
Peh Chung Lim*	-0	-	0%
Wenge Fang	-0	-	0%
Ding Rencai	-0	-	0%
Gao Yongping	10,145,250		7.47%
Vision Opportunity Fund (3)	13,600,000		9.53%
All directors and executive officers as a group (3 persons	49,635,000		35.6%

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

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 139,383,450 shares of common stock outstanding as of July 20_, 2009.

Equity Compensation Plans

The following table sets forth certain information as of December 31, 2008 concerning our equity compensation plans:

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

ITEM 13.  CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE.

Certain Relationships and Transactions with Related Persons

We have the following related party transactions for the years ended December 31, 2008 and 2007:

Year ended December 31,
Related party	Nature of transaction	2008 USD	2007 USD
GDXS	Deposit paid for acquisition of subsidiary	—	392,290
BJZC	Purchase of materials for construction	—	—
BJZC	Deposit paid for acquisition of property, plant and equipment	—	—

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

Date: August 13, 2009

CHINA WATER GROUP, INC
By	/s/ Wenge Fang
Wenge Fang
CEO and President
(Principal Executive Officer)

By	/s/ Ding Rencai
Ding Rencai
CFO (Principal Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chong Liang Pu	Chairman of the Board	August 13, 2009
Chong Liang Pu

/s/ Wenge Fang	Director, CEO and President	August 13, 2009
Wenge Fang

/s/ Ding Rencai	Director and CFO	August 13, 2009
Ding Rencai

CHINA WATER GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

CHINA WATER GROUP, INC.
Consolidated Financial Statements
December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Water Group, Inc.

We have audited the accompanying consolidated balance sheets of China Water Group, Inc. (the “Company”) and its subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Parsippany, New Jersey
July 6, 2009

1

CHINA WATER GROUP, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$28,167	$341,575
Accounts receivable, net of allowance for doubtful accounts of $-0- for
December 31, 2008 and 2007	92,411	518,066
Prepayments, deposits and other receivables	75,154	8,531,742
Inventory	393,178	-
Due from related companies	310,002	1,940,670
Due from affiliated companies	3,000,198	3,166,470
Deferred tax assets	14,877	1,928,186
Total current assets	3,913,987	16,426,709

Property, plant and equipment, net	4,410,088	4,752,192
Construction in progress	57,579	95,309
Intangible assets	135,649	-
Goodwill	7,156,263	-
Interests in affiliated companies	1,363,005	2,180,947

Total assets	$17,036,571	$23,455,157

Liabilities and stockholders’ equity
Current liabilities:
Warrant liability	$36,610	$1,179,965
Note payable	-	27,344
Accounts payable	660,054	6,923,872
Accrued expenses	1,983,131	3,168,841
Due to directors	746,172	1,454,372
Due to related companies	4,056,800	1,853,779
Income tax payable	1,366,961	1,794,580
Total current liabilities	8,849,728	16,402,753

Minority interests	159,470	313,986

Total liabilities	9,009,198	16,716,739

Stockholders' equity:
Preferred stock, US$0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, US$0.001 par value, 200,000,000 shares authorized; 139,383,450 and 139,217,550 shares issued and outstanding at December 31, 2008 and 2007, respectively	139,383	139,218
Additional paid-in capital	6,361,263	6,131,697
Retained earnings (accumulated deficit)	240,724	(670,851)
Accumulated other comprehensive income	1,286,003	1,138,354

Total stockholders' equity	8,027,373	6,738,418

Total Liabilities and Stockholders' Equity	$17,036,571	$23,455,157

The accompanying notes are an integral part of these consolidated financial statements.	2

CHINA WATER GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Years Ended December 31
	2008	2007
Revenue:
Revenue from turn-key engineering projects	$-	$670,559
Revenue from BOT wastewater treatment services	773,258	878,999
Revenue from sales of bottled water	207,318	5,066

Total revenue	980,576	1,554,624

Cost of revenue:
Cost of revenue for turn-key engineering projects	-	(674,187)
Cost of revenue for BOT wastewater treatment services	(245,712)	(299,893)
Cost of revenue from sales of bottled water	(113,186)	(3,221)
Depreciation and amortization	(281,829)	(311,330)
Sales taxes	(1,801)	(34,892)

Total cost of revenue	(642,528)	(1,323,523)

Gross profit	338,048	231,101

Operating expenses:
Selling and distribution expenses	(894,459)	(4,249)
Other general and administrative expenses	(492,185)	(2,021,673)

Loss from operations	(1,048,596)	(1,794,821)

Other income (expenses):
Interest expense	(502)	(1,138)
Penalty for late effectiveness of registration statement	(91,297)	(89,046)
Gain (loss) on fair value of derivative instruments	1,143,355	(203,904)
Share of results in affiliated companies - Xinxingmei and Han Dan	333,441	156,089
Other income (expense)	(60,191)	174,249

Total other income	1,324,806	36,250

Income (loss) before provision for income tax and minority interests	276,210	(1,758,571)

Provision for income tax	(28,157)	(217)

Income (loss) before minority interests	248,053	(1,758,788)

Minority interests	(19,352)	(34,836)

Net income (loss)	228,701	(1,793,624)

Other comprehensive income
Foreign currency translation adjustment	147,649	686,965

Comprehensive income (loss)	$376,350	$(1,106,659)

Basic earnings (loss) per share	$0.00	$(0.01)
Diluted earnings (loss) per share	$0.00	$(0.01)

Weighted average number of common shares outstanding
Basic and Diluted	139,383,450	139,217,550

The accompanying notes are an integral part of these consolidated financial statements.	3

CHINA WATER GROUP, INC.

Consolidated Statements of Stockholders’ Equity

				Retained	Accumulated
			Additional	Earnings	other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Number	Par Value	Capital	Deficit)	Income	Equity

Balance at January 1, 2007	135,903,698	$135,904	$4,805,192	$1,249,882	$451,389	$6,642,367

Warrants exercised for common stock	3,313,852	3,314	1,326,505	-	-	1,329,819

Net loss	-	-	-	(1,793,624)	-	(1,793,624)

Adjustments for Han Dan out of consolidated scope	-	-	-	(127,109)	-	(127,109)

Other comprehensive income	-	-	-	-	686,965	686,965

Balance at December 31, 2007	139,217,550	$139,218	$6,131,697	$(670,851)	$1,138,354	$6,738,418

Warrants exercised for common stock	165,900	165	(165)	-	-	-

Net income	-	-	-	228,701	-	228,701

Adjustments for Xinxingmei out of consolidated scope	-	-	229,731	682,874	-	912,605

Other comprehensive income	-	-	-	-	147,649	147,649

Balance at December 31, 2008	139,383,450	$139,383	$6,361,263	$240,724	$1,286,003	$8,027,373

The accompanying notes are an integral part of these consolidated financial statements.	4

CHINA WATER GROUP, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$228,701	$(1,793,624)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	281,829	311,330
Gain on fair value of derivative instruments	(1,143,355)	203,904
Provision for doubtful accounts	-	(4,515,625)
Deferred tax assets	-	(9,026)
Minority interests	(172,859)	19,493
Share of results in affiliated companies - Xinxingmei and Han Dan	(333,441)	(156,089)
Changes in operating assets and liabilities:
Accounts receivable	(30,422)	6,213,634
Prepayments, deposits and other receivables	6,786,218	(6,712,181)
Inventory	(387,076)	-
Due from related companies	3,490,716	2,950,586
Due from affiliated companies	(4,995,878)	(162,527)
Accounts payable	180,827	(159,954)
Accrued expenses	419,004	(58,758)
Due to directors	124,615	(10,294)
Due to related companies	3,630,646	(45,566)
Income tax payable	15,927	-
Total adjustments	7,866,751	(2,131,073)

Net cash provided by (used in) operating activities	8,095,452	(3,924,697)

Cash flows from investing activities:
Acquisition of interest in a subsidiary - Aba and Xinchen	(7,338,979)	-
Disposal of interest in a subsidiary - Han Dan	-	15,343
Dividend received from an associated company - Xinxingmei	-	91,897
Acquisition of property, plant and equipment	(954,036)	(105,307)
Acquisition of intangible assets	(133,544)	-

Net cash provided by (used in) investing activities	(8,426,559)	1,933

Effect of foreign currency translation on cash and cash equivalents	17,699	119,855

Net decrease in cash and cash equivalents	(313,408)	(3,802,909)

Cash and cash equivalents, beginning of year	341,575	4,144,484

Cash and cash equivalents, end of year	$28,167	$341,575

The accompanying notes are an integral part of these consolidated financial statements.	5

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

Note 2 - Basis of Presentation

(i)
The accompanying consolidated financial statements of CHWG and its subsidiaries - Evergreen Asset Group Limited (“Evergreen”), Evermaster Group Limited (“Evermaster”), Everbury Holdings Limited (“Everbury”), Hai Yang City Sheng Shi Environment Protection Company Limited (“Hai Yang”), Aba Xinchen Dagu Glacier Spring Co., Limited (“Aba”), and Guangzhou Xinchen Water Company (“Xinchen”) (the “Group”) have been prepared in accordance with generally accepted accounting principles in the United States of America. All significant intercompany transactions and balances have been eliminated in consolidation. The results of subsidiaries acquired or disposed during the years are included in the consolidated statement of operations and comprehensive income (loss) from the effective date of acquisition or up to the effective date of disposal.

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

The Exchange has been accounted for as a recapitalization of Evergreen whereby the assets and liabilities and operations of Evergreen become the assets and liabilities and operations of CHWG with no adjustments to the historical basis of assets and liabilities of Evergreen and the operations consolidated. The 16,499,997 shares of CHWG outstanding prior to the Exchange are accounted for at the net book value at the time of the transaction, approximately $148,705. The accompanying financial statements reflect the recapitalization of the shareholder’s equity as if the transaction occurred as of the beginning of the first period presented.

(iii)	Disposal of Subsidiary – Han Dan:

On January 22, 2007, Evermaster signed a contract with Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) to amend the Articles of Han Dan Cheng Sheng Water Affairs Company Limited (“Han Dan”), which is jointly owned by the two signed parties, decreasing its investment in Han Dan from previous HK$ 17.86 million to HK$ 7.2 million.  As a result, the equity shares Evermaster had in Han Dan decreased from 90% to 34.32%.  Evermaster is a wholly owned subsidiary of China Water Group Inc.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 2 - Basis of Presentation (continued)

(iv)	Disposal of Subsidiary – Xinxingmei:

On January 8, 2008, the Chinese government approved the sale of Evergreen’s 58% of the total equity interest in Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”) to Wenming Pu at a total consideration of RMB 7,308,600. After completing the transfer formalities, Evergreen possesses 32% of total equity of Xinxingmei, instead of the previous 90% interest.

(v)
On January 23, 2008, the Chinese government approved China Water Group Inc’s. acquisition of 90% equity interest in Aba Xinchen Dagu Glacier Spring Co., Limited from Fortune Luck Global International Limited through its subsidiary Guangzhou Xinchen Water Company. The acquisition was completed for a consideration of $13.45 million, of which $7.5 million was paid in cash, and the remaining $5.95 million was paid in common shares.

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
December 31, 2008 and 2007

Note 4 - Summary of Significant Accounting Policies (continued)

Construction in Process

Construction in process represents the cost of construction of the waste water treatment plants under the Build-Operate-Transfer (“BOT”) agreements with the People’s Republic of China (“PRC”) government. The cost includes development and construction expenditure incurred and other direct costs attributable to the development.  The construction in progress that was completed during the year was transferred to property, plant and equipment on a monthly basis, with monthly completion and inspection reports. No depreciation and amortization is provided until such time as the relevant assets are completed, ready for use and transferred to property, plant and equipment.

BOT agreements for the two waste water treatment plants in PRC include the following terms:

Subsidiaries	Treatment capacity per day (tons)	Term (years)	Total investment as per BOT agreement
			RMB	USD

Tian Jin*	10,000	20	9,000,000	1,086,957
Hai Yang*	20,000	22	30,000,000	3,623,188

At December 31, 2008, waste water treatment plants of Tian Jin and Hai Yang were in use and depreciation and amortization are provided using the straight-line method over 20 years commencing on the date the waste water treatment plants were ready for use.

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

Allowance of Doubtful Accounts

The Group establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of accounts receivables and other receivables. A considerable amount of judgment is required in assessing the amount of the allowance; the Group considers the historical level of credit losses and applies percentages to aged receivable categories.  The Group makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future.  If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

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
December 31, 2008 and 2007

Note 4 - Summary of Significant Accounting Policies (continued)

Affiliated Company

An affiliated company is one, not being a subsidiary or a joint venture, in which the Company is in a position to exercise significant influence, including participation in financial and operating policy decisions.  Details of affiliated companies are set out in note 7 of the consolidated financial statements.

Interest on an affiliated company is accounted for by the equity method of accounting and is initially recognized at cost.

Goodwill on acquisition of an affiliated company represents the excess of the cost of an acquisition over the fair value of the Group’s share of the net identifiable assets of the acquired affiliated company at the date of acquisition which is included in interests in an affiliated company.  Goodwill is tested annually for impairment and carried at cost less accumulated impairment losses.  Gains and losses on the disposal of an entity include the carrying amount of goodwill relating to the entity sold.

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

Concentration of Credit Risk

Concentration of credit risk is limited to accounts receivable and is subject to the financial conditions of a major customer which is stated in note 22 of the consolidated financial statements. The Group does not require collateral or other security to support client’s receivables. The Group conducts periodic reviews of its clients’ financial condition and customer payment practices to minimize collection risk on accounts receivable.

Financial Instruments

The carrying amounts of all financial instruments approximate their fair value. The carrying amounts of cash, accounts receivable, related parties’ receivable, unsecured loans, accounts payable and related parties’ payable approximate their fair value due to the short-term nature of these items.  The carrying amounts of borrowings approximate their fair value based on the Group’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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
December 31, 2008 and 2007

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

Earnings Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed by dividing the net income (loss) for the year by the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares, composed of incremental common shares issuable upon the exercise of stock options, unvested restricted common stock and contingently issuable shares that are probable of being issued, are included in diluted income (loss) per share to the extent such shares are dilutive.  In accordance with SFAS 128, “Earnings Per Share”, the Company uses income (loss) from continuing operations, net of income taxes as the “control number” in determining whether common equivalent shares are dilutive or anti-dilutive in periods where discontinued operations are reported.

Reclassification Of Accounts

Certain reclassifications have been made to prior-year comparative financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or financial position.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

Note 5 - Prepayments, Deposits and Other Receivables

	Year ended December, 31,
	2008	2007

Prepayments	$75,154	$7,329,100
Deposits	-	2,119
Other receivables:
Amounts receivable from Beijing Hao Tai	-	792,041
Advances and miscellaneous receivables	-	408,482

Total	$75,154	$8,531,742

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 6 - Inventory

	Year ended December, 31,
	2008	2007

Raw materials	$200,754	$-
Work-in-process	-	-
Finished goods	192,424	-

Total	$393,178	$-

Note 7 - Due From Related Companies

At December 31, 2008, the balance due from related companies represents cash advances to Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) and Xin Sheng Environment Protection and Technology Group Limited in which Mr. Pu Chongliang (“Mr. Pu”), a principal stockholder of the Group, is also a director and has equity interests. Payment of the amount due has been guaranteed by Mr. Pu.

All amounts are interest-free, unsecured and repayable on demand.

Note 8 - Due From Affiliated Companies

The amounts due from affiliated companies are interest-free, unsecured and repayable on demand.

Note 9 - Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	Year ended December, 31,
	2008	2007

Office equipment	$13,547	$35,197
Furniture and fixtures	5,438	14,707
Tools and equipment	-	3,678
Motor vehicles	59,362	51,681
Building and structure	178,689	-
Bottled water production equipment	656,588	-
Waste water treatment plants	4,250,972	5,429,945

Total	5,164,596	5,535,208

Less : Accumulated depreciation and amortization	(754,508)	(783,016)

Property, plant and equipment, net	$4,410,088	$4,752,192

Depreciation and amortization expenses for the years ended December 31, 2008 and 2007 amounted to $281,829 and $311,330, respectively.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 10 - Interests in Affiliated Companies

	Year ended December, 31,
	2008	2007

Xin Le Sheng Mei Water Purifying Company Limited (“Xin Le”)	$-	$1,221,046
Han Dan Cheng Sheng Water Affairs Company Limited (“Han Dan”)	1,363,005	959,901

Total	$1,363,005	$2,180,947

Note 11 - Accrued Expenses

Accrued expenses consisted of the following:

	Year ended December, 31,
	2008	2007

PRC tax	$42,155	$880,367
Staff welfare	47,562	38,067
Other payable	127,047	914,936
Other accruals	363,417	142,657
Registration right liability	1,324,735	1,154,532
Deferred revenue	78,215	38,282

Total	$1,983,131	$3,168,841

Note 12 - Note Payable

The amount represents note payable to the government for research and development of the application of the waste water treatment system. The amount is interest-free, unsecured and repayable on demand.

Note 13 - Due to Directors

The amounts are interest-free, unsecured and repayable on demand.

Note 14 - Due to Related Companies

At December 31, 2008, the balance represents cash borrowed from Beijing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”) in which Mr. Pu has equity interests.

All amounts are interest-free, unsecured and repayable on demand.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 15 - Warrant Liability

The fair values of the warrant liability as of December 31, 2008 and 2007 are as following:

	Year ended December, 31,
	2008	2007

Warrants issued in April 2005, at fair value	$4,410	$154,350
Warrants issued in September 2005, at fair value	-	993,415
Shares issued in September 2005, accounted for as liability	32,200	32,200

Total	$36,610	$1,179,965

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

The Group used the Black-Scholes model in calculating the fair market value of the April Warrants and allocated $148,531, $74,266 and $185,664 of the $408,461 net proceeds to the Convertible Debenture, the Bifurcated Conversion Feature of the Debenture and the April Warrants, respectively. The differences between the fair value of each of the Convertible Debenture, the Bifurcated Conversion Feature of the Debenture and the April Warrants and the respective allocated amounts are recorded as non-cash financing charges and expensed at the date of issuance. The principal assumptions used in the computation of the April Warrants are: expected term of 10 years; a risk-free rate of return of 4.24%; dividend yield of zero percent; and a volatility of 70%.

The Group granted to the holders of the April Warrants certain piggy-back and demand registration rights. Pursuant to the agreements surrounding the April Private Placement, in the event that the Group determined to undertake a registration of securities, the Group would include, at the request of the holder of “Registrable Securities”, the Registrable Securities in the registration statement. If the Group did not file a registration statement by the 120th day from the closing of such financing, and the Group shall have received a written request signed by the holders holding the majority of the Registrable Securities, then the Group was obligated to file, at its expense, a registration statement covering the Registrable Securities. Once such registration statement has been filed and declared effective, the Group is obligated to keep such registration statement effective until the earlier of (i) the date that all of the Registrable Securities have been sold pursuant to such registration statement, (ii) all Registrable Securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, and the Group has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, or (iii) all Registrable Securities may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision then in effect under the Securities Act. As of December 31, 2008, the Group has not received any written request signed by the holders holding the majority of the Registrable Securities.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 15 - Warrant Liability (continued)

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

The conversion feature of the convertible debenture issued in April did not qualify for the scope of exception from the provisions of SFAS 133 because the convertible debentures are convertible into a variable number of shares. As such, the conversion feature was bifurcated from the convertible debenture and accounted for as a derivative at fair value with changes in fair value recorded in earnings. Upon the conversion of the convertible debentures in October 2005, the convertible debentures were recorded in equity as additional capital.

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

The Group used the Black-Scholes model in calculating the fair market value of the September Warrants and allocated $4,140,535 of the $4,172,735 net proceeds to the September Warrants. The difference between the fair value of the September Warrants and the allocated amount is recorded as non-cash financing charges and expensed at the date of issuance. The principal assumptions used in the computation of the September Warrants are: expected term of 5 years; a risk-free rate of return of 4.24%; dividend yield of zero percent; and a volatility of 70%.

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 15 - Warrant Liability (continued)

We agreed that if we do not remit payment of these liquidated damages, we will pay the investors in the September Private Placement interest at the rate of 12% per year until the liquidated damages are paid in full. The subscription agreement provides that if a registration statement is not effective at any time after one year following the issuance date of the September Warrants, these liquidated damages obligations will stop accruing. As of September 14, 2006 the liquidated damages obligations stopped accruing. As of December 31, 2008, we have made an accrual of $1,324,735 for registration right liability.

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

Note 16 - Earnings (Loss) Per Share

(i)	The basic earnings (loss) per share is calculated using the net loss and the weighted average number of shares outstanding during the year.

	Year ended December, 31,
	2008	2007

Net income (loss)	$228,701	$(1,793,624)

Weighted average number of common
shares outstanding	139,383,450	139,217,550

Basic earnings (loss) per share	0.00	(0.01)

(ii)
The diluted earnings (loss) per share is calculated using the net loss and the weighted average number of shares outstanding during the year together with incremental common shares issuable upon exercise of all warrants issued.

	Year ended December, 31,
	2008	2007

Net income (loss)	$228,701	$(1,793,624)

Diluted weighted average number of common
shares outstanding	139,383,450	139,217,550

Diluted earnings (loss) per share	0.00	(0.01)

As the April Warrants and the September Warrants are anti-dilutive, they are being excluded from the calculation of diluted earnings (loss) per share.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 17 - Common Stock

	Number of
	shares	Amount

Authorized:

Common stock at $0.001 par value
At December 31, 2008 and December 31, 2007	200,000,000	$200,000
Preferred stock at $0.001 par value
At December 31, 2008 and December 31, 2007	50,000,000	$50,000

Issued and outstanding :

Common stock at $0.001 par value
At December 31, 2007 and January 1, 2008	139,217,550	$139,218
Warrants exercised for common stocks	165,900	165

At December 31, 2008	139,383,450	$139,383

Note 18 – Provision for Income Tax

Provision for income tax consisted of the following:
	Year ended December, 31,
	2008	2007

Current tax:
PRC	$28,157	$217
Deferred tax:
PRC	-	-

Total provision for income tax	$28,157	$217

The provision for income tax represents the provision for PRC enterprise income tax calculated at the standard income tax rate of 25% on the assessable profits of the PRC’s subsidiaries and the standard withholding income tax rate or 10% on the total revenue generated by Evergreen, a company incorporated in the British Virgin Islands, in the PRC.

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

Pension contributions for the year ended December 31, 2008 and 2007 amounted to $18,279 and $12,065, respectively.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 20 - Concentration

In 2008, the Group’s major customer was Hai Yang City Zoning and Construction Management Bureau, an independent third party, which, accounted for approximately 79% of the Group’s total revenue of 2008. Revenue from Hai Yang City Zoning and Construction Management Bureau was for the BOT wastewater treatment services of Haiyang City Wastewater Treatment Plant.

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

Note 21 - Subsequent Events

In January, 2009, the Group sold 100% of the equity interest in Evergreen to Whole Treasure Investment Ltd. at a total consideration of RMB 1,900,000. After completing the transfer formalities, the Group no longer possesses any share in Evergreen.

