Form 10-Q
period 2009-03-31
China Water Group, Inc.
filed 2009-09-15
CIK 1083459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

MARCH 31, 2009 AND 2008

(UNAUDITED)

CHINA WATER GROUP, INC.
Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Water Group, Inc.

We have reviewed the accompanying consolidated balance sheet of China Water Group, Inc. and subsidiaries (the “Company”) as of March 31, 2009, and the related consolidated statements of operations and comprehensive income, and cash flows for the three months ended March 31, 2009 and 2008. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of China Water Group, Inc. as of December 31, 2008, and the related consolidated statements of income, retained earnings and comprehensive income, and cash flows for the year then ended (not presented herein); and in our report dated July 6, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Parsippany, New Jersey
August 10, 2009

CHINA WATER GROUP, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$40,679	$28,167
Accounts receivable	23,336	92,411
Prepayments, deposits and other receivables	52,673	75,154
Inventory	370,804	393,178
Due from related companies	-	310,002
Due from affiliated companies	-	3,000,198
Loans to unrelated party	645,230	-
Deferred tax assets	-	14,877
Total current assets	1,132,722	3,913,987

Property, plant and equipment, net	866,335	4,410,088

Other assets
Construction in progress	8,258	57,579
Intangible assets	135,095	135,649
Goodwill	7,165,254	7,156,263
Interest in affiliated company	-	1,363,005
Total other assets	7,308,607	8,712,496

Total assets	$9,307,664	$17,036,571

Liabilities and stockholders’ equity
Current liabilities
Warrant liability	$36,610	$36,610
Accounts payable	193,510	660,054
Accrued expenses	1,825,635	1,983,131
Due to directors	168,403	746,172
Due to related companies	3,189,932	4,056,800
Income tax payable	172	1,366,961
Total current liabilities	5,414,262	8,849,728

Total liabilities	5,414,262	8,849,728

Minority interest	-	159,470

Stockholders' equity
Preferred stock, $0.001 par value, 50,000,000 authorized shares,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized;
139,383,450 shares issued and outstanding	139,383	139,383
Additional paid-in capital	2,584,188	6,361,263
Retained earnings	1,072,584	240,724
Accumulated other comprehensive income	97,247	1,286,003

Total stockholders' equity	3,893,402	8,027,373

Total liabilities and stockholders' equity	$9,307,664	$17,036,571

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue
Revenue from BOT wastewater treatment services	$-	$172,471
Revenue from sales of bottled water	26,064	47,723

Total revenue	26,064	220,194

Cost of revenue
Cost of revenue for BOT wastewater treatment services	-	45,581
Cost of revenue from sale of bottled water	2,654	8,966
Depreciation and amortization	10,413	68,032
Sales tax	303	19

Total cost of revenue	13,370	122,598

Gross profit	12,694	97,596

Operating expenses
Selling and distribution expenses	(7,297)	(205,235)
General and administrative expenses	(129,685)	(128,862)

Total operating expenses	(136,982)	(334,097)

Loss from operations	(124,288)	(236,501)

Other income (expense)
Other expense	(10,188)	(613)
Interest expense	-	(138)
Penalty for late effectiveness of registration statement	-	(22,688)
Gain on financial instruments	-	518,542
Gain on disposal of a subsidiary - Evergreen	2,775,104	-
Share of results in affiliates – Xinxingmei and Han Dan	-	46,341

Total other income	2,764,916	541,444

Income before income tax and minority interest	2,640,628	304,943

Income tax expense	(170)	(6,687)

Income before minority interest	2,640,458	298,256

Minority interest	-	(4,638)

Net income	2,640,458	293,618

Other comprehensive income
Foreign currency translation adjustment	(1,188,751)	307,189

Comprehensive income	$1,451,707	$600,807

Basic earnings per share	$0.02	$0.00
Diluted earnings per share	$0.02	$0.00

Weighted average number of common shares outstanding
Basic and Diluted	139,383,450	139,217,550

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net income	$2,640,458	$293,618
Adjustments to reconcile net income to net cash provided by (used in)
operating activities :
Depreciation and amortization	10,413	68,032
Gain on financial instruments	-	(518,542)
Minority interest	-	(181,857)
Deferred expenditure	-	(1,608,623)
Share of results in affiliates - Xinxingmei and Han Dan	-	(46,341)

Changes in operating assets and liabilities :
Accounts receivable	(24,750)	(58,107)
Prepayment, deposits and other receivables	(48,549)	6,261,003
Inventory	22,865	-
Accounts payable	6,241	179,655
Accruals and other liabilities	40,182	88,890
Income tax payable	-	6,688
Total adjustments	6,402	4,190,798

Net cash provided by operating activities	2,646,860	4,484,416

Cash flows from investing activities
Due from related companies	(502,911)	3,308,693
Due from affiliated companies	-	(4,596,251)
Loans to unrelated party	(2,384,925)	-
Acquisition of interest in a subsidiary - Aba and Xinchen	-	(6,570,870)
Disposal of interest in a subsidiary – Xinxingmei and Han Dan	-	496,399
Disposal of interest in a subsidiary - Evergreen	82,108	-
Acquisition of property, plant and equipment	(349)	(842,830)
Acquisition of intangible assets	-	(131,647)

Net cash used in investing activities	(2,806,077)	(8,336,506)

Cash flows from financing activities
Due to related companies	255,138	3,522,658
Due to directors	(83,455)	21,932

Net cash provided by financing activities	171,683	3,544,590

Effect of foreign currency translation on cash and cash equivalents	46	7,479

Net increase (decrease) in cash and cash equivalents	12,512	(300,021)

Cash and cash equivalents, beginning of period	28,167	341,575

Cash and cash equivalents, end of period	$40,679	$41,554

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 1 – Basis of Presentation

In these notes, the terms “CHWG,” “we,” “us,” and “our” mean China Water Group, Inc. (formerly China Evergreen Environmental Corporation) and subsidiary companies.

The condensed consolidated financial statements of CHWG included herein have been prepared by CHWG, and are unaudited, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with US generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in CHWG's Form 10-K for the year ended December 31, 2008.

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
March 31, 2009 and 2008
(Unaudited)

Note 2 –Organization and Description of Business (continued)

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

On February 26, 2009, Guangzhou Xinchen Water Company established a subsidiary, Chengdu Jiuqiannian Water Company, in the PRC as a wholly-owned limited liability company with registered capital of $500,000.

Note 3 – Summary of Significant Accounting Policies

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

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

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited financial statements for the years ended December 31, 2008 and 2007, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the years ended December 31, 2008 and 2007.

Foreign Currency

The Company uses the United States dollars (“US Dollar” or “US$” or “$”) for financial reporting purposes. The Company maintains the books and records in its functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which its operations are conducted. In general, the Company translates its assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the condensed consolidated financial statements were as follows:

	March 31, 2009	December 31, 2008
Balance sheet items, except for stockholders’
equity items	RMB 1: US$0.14650	RMB 1: US$0.14670

	March 31, 2009	March 31, 2008
Amounts included in the statements of
income, and statements of cash flows for the
three months ended	RMB 1: US$0.14651	RMB 1: US$0.13977

Stockholders’ equity items	Historical rate	Historical rate

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

Allowance for doubtful accounts

Our policy for bad debt is based on the evaluation of collectibility, and analysis of accounts receivable aging and on management's judgment. We do not require collateral or other security to support client receivables. We conduct periodic reviews of our clients' financial condition and customer payment practices to minimize collection risk on accounts receivable. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current credit worthiness and the past collection history of each customer. During the first quarter of 2009, we made no allowances for doubtful accounts.

Financial instruments

The carrying amounts of all financial instruments approximate their fair value. The carrying amounts of cash, accounts receivable, related party receivables, unsecured loans, accounts payable and related party payables approximate their fair value due to the short-term nature of these items. The carrying amounts of borrowings approximate their fair value based on our expected borrowing rate for debt with similar remaining maturities and comparable risk.

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

Recently issued accounting pronouncements

In April 2009, the FASB issued SFAS No. 164, “Not-for-Profit Entities: Mergers and Acquisitions—including an amendment of FASB Statement No. 142” (“SFAS 164”). SFAS 164 establishes principles and requirements for how a not-for-profit entity: (a)determines whether a combination is a merger or an acquisition; (b)applies the carryover method in accounting for a merger; (c)applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer; (d)determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition. This Statement is effective for (a)mergers for which the merger date is on or after the beginning of an initial reporting period beginning on or after December 15, 2009; (b)acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 3 – Summary of Significant Accounting Policies (continued)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.

Reclassification

Certain amounts of December 31, 2008 and March 31, 2008 were reclassified for presentation purposes.

Note 4 – Earnings Per Share

(i)	The basic earnings per share are calculated using the net income and the weighted average number of shares outstanding during the year.

	Three Months Ended March 31,
	2009	2008

Net income	$2,640,458	$293,618

Weighted average number of
common shares outstanding	139,383,450	139,217,550

Basic earnings per share	$0.02	$0.00

(ii)
The diluted earnings per share are calculated using the net income and the weighted average number of shares outstanding during the year together with incremental common shares issuable upon the exercise of all warrants issued.

	Three Months Ended March 31,
	2009	2008

Net income	$2,640,458	$293,618

Weighted average number of
common shares outstanding	139,383,450	139,217,550

Basic earnings per share	$0.02	$0.00

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 4 – Earnings Per Share (continued)

As the April Warrants and the September Warrants are anti-dilutive, they are being excluded from the calculation of diluted earnings per share.

Note 5 – Inventory

Inventory at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008

Raw materials	$1,798	$1,796
Packaging supplies	199,969	198,958
Finished goods	169,037	192,424

Total	$370,804	$393,178

Note 6 – Property, Plant And Equipment, Net

Property, plant and equipment, net at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008

Office equipment	$11,783	$13,547
Furniture and fixtures	5,445	5,438
Motor vehicles	59,436	59,362
Building and structure	178,914	178,689
Bottled water production equipment	657,413	656,588
Waste water treatment plants	-	4,250,972

Total	912,991	5,164,596

Less : Accumulated depreciation and
amortization	(46,656)	(754,508)

Property, plant and equipment, net	$866,335	$4,410,088

Depreciation and amortization expenses for the three months ended March 31, 2009 and 2008 amounted to $10,413 and $68,032, respectively.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 7 - Warrant Liability

The fair values of the warrant liability as of March 31, 2009 and December 31, 2008 were as following:

	March 31,	December 31,
	2009	2008

Warrants issued in April 2005, at
fair value	$4,410	$4,410
Warrants issued in September 2005, at
fair value	-	-
Shares issued in September 2005,
accounted for as liability	32,200	32,200

Total	$36,610	$36,610

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

The Group granted to the holders of the April Warrants certain piggy-back and demand registration rights. Pursuant to the agreements surrounding the April Private Placement, in the event that the Group determined to undertake a registration of securities, the Group would include, at the request of the holder of “Registrable Securities”, the Registrable Securities in the registration statement. If the Group did not file a registration statement by the 120th day from the closing of such financing, and the Group shall have received a written request signed by the holders holding the majority of the Registrable Securities, then the Group was obligated to file, at its expense, a registration statement covering the Registrable Securities. Once such registration statement has been filed and declared effective, the Group is obligated to keep such registration statement effective until the earlier of (i) the date that all of the Registrable Securities have been sold pursuant to such registration statement, (ii) all Registrable Securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, and the Group has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, or (iii) all Registrable Securities may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision then in effect under the Securities Act. As of March 31, 2009, the Group has not received any written request signed by the holders holding the majority of the Registrable Securities.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 7 - Warrant Liability (continued)

Under the subscription agreement for the September Private Placement, we agreed to prepare and file with the SEC (and did so file), at our own expense, a registration statement covering the registrable securities related to that placement. We agreed that in the event that the registration statement is not declared effective by the SEC within the earlier of 120 days from the final closing, we would pay to the investors in the September Private Placement liquidated damages in the amount of 2.0% of the purchase price of the registrable securities for each month until the registration statement is declared effective. These liquidated damages began accruing on January 12, 2006. We agreed that if we do not remit payment of these liquidated damages, we will pay the investors in the September Private Placement interest at the rate of 12% per year until the liquidated damages are paid in full. The subscription agreement provides that if a registration statement is not effective at any time after one year following the issuance date of the September Warrants, these liquidated damages obligations will stop accruing. As of September 14, 2006 the liquidated damages obligations stopped accruing. As of March 31, 2009, we have made an accrual of $1,324,735 for registration right liability.

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

Note 8 - Interest in Affiliated Company

Interest in affiliated company as of March 31, 2009 and December 31, 2008 was as following:

	March 31,	December 31,
	2009	2008

Han Dan Cheng Sheng Water Affairs	$-	$1,363,005
Company Limited (“Han Dan”)

Total	$-	$1,363,005

Note 9 - Income Taxes

The income tax expense consisted of the following:

	Three Months Ended March 31,
	2009	2008

Current tax :
PRC	$170	$6,687
Deferred tax :
PRC	-	-

Total income tax expense	$170	$6,687

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
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

Note 11 - Concentration

Two major customers accounted for approximately 27% of the net revenue for the three months ended March 31, 2009.  The source of revenue from these customers is the sales of bottled water. One major customer, Hai Yang City Zoning and Construction Management Bureau, accounted for approximately 78% of the net revenue for the three months ended March 31, 2008.  The source of revenue from this customer is the BOT-waste water treatment service.

Note 12 - SUPPLEMENTAL CASH FLOW DISCLOSURES

The following is the supplemental information relating to the consolidated statements of cash flows:

	March 31,	March 31,
	2009	2008

Cash paid for interest	$-	$138

Cash paid for income taxes	$170	$6,687

Note 13 - Subsequent Events

None.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING INFORMATION

Much of the discussion in this Item is “forward looking” as that term is used in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Actual operations and results may materially differ from present plans and projections due to changes in economic conditions, new business opportunities, changes in business conditions, and other developments. Other factors that could cause results to differ materially are described in our filings with the SEC.

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

RESULTS OF OPERATIONS

Quarter Ended March 31, 2009 vs. Quarter Ended March 31, 2008

Total revenue. We reported total revenue of $26,064 for the three months ended March 31, 2009 as compared to $220,194 for the three months ended March 31, 2008.  These results reflect the discontinuation of our BOT business and reduced revenues from sales of bottled water of $26,064 in the three months ended March 31, 2009 as compared to $47,723 in the three months ended March 31, 2008.  We have determined to leave the field of providing turn-key and BOT engineering projects and to concentrate our future efforts on the sale of bottled water.  Revenues from these efforts should be significant in future periods. At the end of 2008 we determined to develop new distribution channels for our bottled water.  This will result in what management  believes will prove a short term decline in bottled water sales.  The results for the quarter reflect these new directions as there were no revenues from turn-key engineering projects or from BOT wastewater treatment services.

Cost of revenue. Our total cost of revenue decreased from $122,598 for the three months ended March 31, 2008 to $13,370 for the three months ended March 31, 2009. This was primarily due to our elimination of  BOT wastewater treatment services which resulted in reduced cost of revenue for these services ($45,581 in Q1 2008 vs. $0 in Q1 2009) and reduced depreciation and amortization $68,032 in Q1 2008 vs. $10,413 in Q1 2009) as we seek to dispose of these operations.

Gross profit. Gross profit, as a percentage of total revenue for the three months ended March 31, 2009 and 2008, was approximately 48.7% or $12,694 as compared to 44.3% or $97,596.   Increased gross profits and margins reflect the Company’s transition away from turn-key engineering projects and BOT waste water treatment services and into sales of branded bottled water.  These results also reflect reduced levels of operations as we seek to reposition our bottled water sales model.

Operating expenses. Our total operating expenses for the three months ended March 31, 2009 and 2008 were $136,982 and $334,097, respectively. The principal components of operating expenses were selling and distribution expenses, administrative salaries and benefits, depreciation and amortization, traveling expenses, rental expenses and other general administration costs. A decrease in operating  expenses for the three months ended March 31, 2009 of $197,115 as compared to the three months ended March 31, 2008 was primarily due to the decreased levels of operations in BOT waste water treatment services and the decrease of selling and distribution expense as sales effort was reduced during this period of repositioning of our branded bottled water.

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

Under paragraphs 12–32 of EITF 00-19, contracts that include any provision that could require net-cash settlements cannot be accounted for as equity. Accordingly, the proceeds of the September Private Placement allocated for par value of the common stock and the September Warrants have been recorded as a liability on the balance sheet. Upon the effectiveness of the registration statement, the amount will be recorded as equity.  In 2007 we began accruing smaller amounts for other penalties which amounted to $22,688 for the first quarter of 2008.  We did not accrue any amounts in the first quarter of 2009.

Gain on disposal of a subsidiary.   We realized a gain of $2,775,104 on disposal of a subsidiary during the quarter.  This is a non-recurring gain.

Unrealized gain on financial instruments. Unrealized gains or losses on financial instruments represent the change in the fair market value of the financial instruments at each reporting date. The unrealized gain on financial instruments for the three months ended March 31, 2008 was $518,542. There was no unrealized gain on financial instruments for the three months ended March 31, 2009.

Share of results in associates. CWG holds a 35% interest in the net profits in Xin Le and a 34.32% interest in Han Dan. Our share of results in Xinxingmei and Han Dan for the three months ended March 31, 2008 was $46,34. We have disposed of these interests and no longer recognize any results therefrom.

Net  income. We had a net income, after income tax and minority interests, of $2,260,458 for the three months ended March 31, 2009, and a net income, after income tax and minority interests, of $293,618 for the three months ended March 31, 2008.  The increased net income as compared to the prior period reflects the sale of our BOT waste water treatment services and our having exited the turn-key engineering project aspect of our business as well as the start up expenses related to the introduction of our branded bottled water.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow generated from operations. Net cash provided by operating activities during the three months ended March 31, 2009 was  $2,646,860.  At the end of the period, our cash and cash equivalents were $40,679.   We plan to secure bank loans to support our future projects.  Our Chairman, the majority shareholder, has also promised to provide additional funds when needed.  However, this promise is not a legally binding commitment.  Furthermore, we do not have any commitments for bank loans. If bank loans are not obtained and our majority shareholder does not provide funding, we could be required to severely curtail our operations.

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

Earnings per share. Basic earnings per share are computed by dividing the net income for the year by the weighted average number of common shares outstanding during the year. Diluted earnings  per share are computed by dividing the net income for the year by the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares (which includes incremental common shares issuable upon the exercise of stock options, unvested restricted common stock and shares that may be issued on a contingent basis) are included in diluted earnings per share to the extent such shares are dilutive. In accordance with SFAS 128, Earnings Per Share, we use income from continuing operations, net of income taxes, as the “control number” in determining whether common equivalent shares are dilutive or anti-dilutive in periods where discontinued operations are reported.

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

On January 13, 2006, we amended our September 30, 2005 10-QSB. Prior to the January 13, 2006 amendment, the September 30, 2005 10-QSB classified as equity the proceeds of our April Debenture and September 2005 private placement allocated to the warrants issued in these transactions. For reasons both the April warrants and September warrants should have been classified as a liability. The restated financial statements in the January 13, 2006 amendment of the September 30, 2005 10-QSB reflect this reclassification. In addition, prior to the January 13, 2006 amendment, the September 30, 2005 10-QSB did not originally report the unrealized gains or losses in financial instruments, which represent the change in fair market value of the financial instruments at each reporting date. The unrealized gains or losses in financial instruments should have been reported in the original filing. Accordingly, the January 13, 2006 restatement of the September 30, 2005 10-QSB reported the unrealized gains or losses in financial instruments, which represent the change in fair market value of the financial instruments at each reporting date. The restatement to the unrealized gains or losses in financial instruments, however, required to be further restated (refer discussion above). In addition, we have restated the common stock immediately after the recapitalization to $100,000.

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

 2.     modify the mandate of our internal audit function to place greater emphasis on the adequacy of, and compliance with, procedures relating to internal controls over US GAAP financial reporting and engage an internationally recognized accounting firm, which is not affiliated with our auditors, Patrizio & Zhao, LLC, to assist our accounting department and internal audit function in the preparation of our US GAAP consolidated financial statements; we are in the process of establishing an internal audit department.

 3.     recruit an accounting staff member with US GAAP expertise and who is not affiliated with our auditors, Patrizio & Zhao,LLC; and

4.      engage an internationally recognized accounting firm, which is not affiliated with our auditors, Patrizio & Zhao, LLC, to provide us with technical advice on US GAAP matters and SEC disclosure requirements on an ongoing basis.

Our board of directors discussed the matters disclosed in this filing with the registrant’s independent accountant. On September 25, 2006, we filed a current report on Form 8-K relating to these matters, including a response from our independent account relating to the statements contained therein.

Other than those disclosed above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2009.

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

CHINA WATER GROUP, INC.
(Registrant)

Dated: September 14, 2009	By: /s/ Wenge Fang
Wenge Fang,
Chief Executive Officer

Dated: September 14, 2009	By: /s/ Ding Rencai
Ding Rencai,
Chief Financial Officer