Form 10-K/A
period 2008-12-31
China Water Group, Inc.
filed 2009-12-11
CIK 1083459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A-1

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

As of November 20, 2009, there were 139,383,450 shares of our common stock issued and outstanding.

INDEX TO FORM 10-K ANNUAL REPORT

EXPLANATORY NOTE

We, China Water Group, Inc., are filing this Annual Report on Form 10-K for the year ended December 31, 2008 During calendar 2009, as an initial step to become current in our filing obligations under the Securities Exchange Act of 1934, as amended. We will endeavor to file additional periodic reports to become current in our filings as expeditiously as the limited size of our staff allows. Except where a date after April 2009 is specifically mentioned, this report is written as though it had been prepared during the first four months of calendar 2009. We are filing this amendment in response to comments received from the staff of the Securities and Exchange Commission.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in the Section of this report entitled “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission (‘SEC’), including the Quarterly Reports on Form 10-Q to be filed by us in the fiscal year 2009.

Part I

Item 1. Description of Business.

We  are a  bottled water company based in the PRC. We also continue to operate various waste water treatment facilities. Through our majority-owned subsidiaries, we were engaged in the design, construction, implementation and management of industrial and municipal waste water treatment facilities throughout the PRC. We are now seeking to dispose of those operations.  We also provide high quality bottled water in China by using 9000-Year Old Glacier Spring Water. Our bottled water has been marketed in many big cities in China such as Shanghai, Beijing, Guangzhou, Chengdu and others.

We also previously provided turn-key waste water treatment engineering design and contracting. From 2000 through 2008, we completed the following turn-key projects: Yongji Development Zone Wastewater Treatment Plant (Phase 1), Guangdong Nanhai City Jinsha Town Wastewater Treatment Plant, Guangdong Sanshui Baini Wastewater Treatment Plant and Guangzhou Yantang Wastewater Treatment Plant, Tianjin City Meichang Town Wastewater Treatment Plant,Yongji Development Zone Wastewater Treatment Plant (Phase 2), China Environment Industrial Park Wastewater Treatment Plant, Huangzhuang Industrial Park Wastewater Treatment Plant and Tian Jin WuQing No.1 Waste Water Treatment Factory. We have left this business and no longer provide turn-key waste water services.

We hold 28.8%and 11.2%, respectively, of the equity interest in the following two water treatment facilities operated through build, operate and transfer (“BOT”) arrangements with the PRC government: (i) Tian Jin Shi Sheng Water Treatment Company Limited (“TianJin”), which commissioned water treatment in November 2003 and has a daily treatment capacity of approximately 10,000 tons; and (ii) Xin Le Sheng Mei Water Purifying Company Limited (“XinLe”), which also commissioned water treatment in November 2003 and has a daily treatment capacity of 40,000 tons. We have been retained as the manager to manage both TianJing and XinLe. The fees from XinLe and TianJing did not represent a significant portion of our revenue during 2008.

We also developed a BOT water treatment facility project in Hai Yang City under our subsidiary Hai Yang City Sheng Shi Environment Protection Company Limited (“HaiYang”) with capacity of 20,000 tons per day. We began construction of this project in April 2004 and completed the project and commenced water treatment in June 2005. We also developed another BOT water treatment facility project in Beijing under our subsidiary Bei Jing Hao Tai Shi Yuan Water Purifying Company Limited (“Beijing HaoTai”) with planned capacity of 20,000 tons per day. We began construction of this project in July 2004 completed approximately 90% till December, 2006. We retained a 90% interest in this facility until we disposed of it in December 2006 for a total consideration of US$1,442,567, and realized a gain of $44,872. In July 2005, we started construction of a BOT water treatment facility project for the Handan Fengfeng Mining Area in the Hebei Province under our subsidiary Han Dan Cheng Sheng Water Affairs Company Limited (“HanDan”) with capacity of 33,000 tons per day. The project was completed in December 2007. The fees from these projects are expected to increase our net sales in the future. We are in the process of discontinuing our waste water engineering operations to concentrate on our bottled water operations and the presentation of our financial statements reflects that these assets relate to our “discontinued division”.

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

      On December 29, 2007, China Water Group Inc. signed a contract with Fortune Luck Global International Limited to acquire 90 percent of the equity interest of Aba Xinchen Dagu Glacier Spring Co., Limited through its subsidiary Guangzhou Xinchen Water Company. The consideration for the acquisition is $13.45 million dollars, of which $7.5 million will be paid in cash, and the remaining $5.95 million will be paid in our common stock.  As of November 20,2009, we have paid a total  of $ 7.5 million cash, but hadn’t issued any shares towards the purchase price. Acquiring this asset has allowed us to enter the bottled water business with our own high quality water source.

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

Our Corporate headquarters is located in Guangzhou, Guangdong, China

Our Business

General

We are a PRC based waste water engineering company and are engaged in  repositioning ourselves to be a bottled water production, sales and marketing company . Through our majority-owned subsidiaries, we have been engaged in the design, construction, implementation and management of industrial and municipal waste water treatment facilities throughout the PRC.  Starting 2009 we  will reposition our business focus to bottled water production, sales and distribution in the PRC.

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

BOTTLED WATER OPERATIONS

In 2007 we entered into an agreement with Fortune Luck Global International Limited to secure a high quality source of natural drinking water from the Dagu glacier.  During the calendar years 2007 and 2008 we conducted a limited test market of bottled water in Guangzhou.Management was satisfied with the results and intends to expand this business to make it the main business of the Company in the future. At the beginning of 2008, we started developing the  bottled water business. The Company established development and branding strategies for the bottled water business, managed to set up four regional sales centers in the cities of Shanghai , Beijing, Chengdu and Guangzhou, as part of the strategy to promote our products in China’s major cities. The May 12th earthquake in Sichuan, however, had a severe impact on our marketing efforts, as the earthquake damaged the roads between Aba, where our production is located, and Chengdu. The roads did not reopen until November 2008. Our agreement with Fortune Luck Global has been filed as an exhibit to this report.

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

The PRC government introduced a policy in relation to water supply tariff management methods for the water-resource system which became effective in January 2004. The new policy prescribes a water tariff approach, comprising of water production costs, expenses, profit, and tax. Pertinent pricing is expected to be in accord with local market demand.

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

Our Business Waste Water Related Activities

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

These contracts are awarded either by public tender or by direct contract. A typical turn-key waste water treatment project can be classified into three phases; (1) survey and design, (2) construction and equipment installation, and (3) operation and management services.  However, commencing in 2007, we discontinued initiating new turn-key projects.

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

Bottled Water  Raw water flows into water processing workshop through the stainless steel pipe, after sand filtration, carbon filtration, membrane filtration and ozone sterilizing, the  water will be bring into containers. Then the wter will be poured into PET bottle  automatically by aseptic operation.  Then these products will be packed and transported to the market.

Our Project Management Process

The following is the flow chart of our project management process for both turn-key wastewater engineering projects and BOT projects:

Market Intelligence . The starting point for all our projects was market intelligence so that our management was able to decide which projects they wished to secure for the benefit of the company. Our marketing personnel were in charge of market information on potential projects on a regular and ad-hoc basis. Our management was able to identify and decide on projects which we might potentially bid for.

Project Tracking . Based on the information gathered through market intelligence and the subsequent comprehensive analysis conducted on such information, our management  decided  which projects to pursue. We carried out internal evaluations which consist of three steps: initial evaluation, revaluation and valuation by professionals. We also engaged external advisors to carry out external evaluation. We  then embarked on determining what the tender rules and conditions are and the capital requirements and technologies used for the project. Project tracking allowed us to plan ahead and make the necessary cost planning.

Tender Process . Once we decided to proceed to tender for a particular project, we formed a tender committee comprising marketing personnel and technical personnel, who were responsible for compiling the tender documents to be submitted for tender within the stipulated deadline. The tender committee compiled internal costing and budgetary estimates of labor and material costs based on quotations from the relevant suppliers and factor in a suitable profit margin in determining our tender pricing.

Design and Development. After signing of the contract, we appointed a project team to be responsible for the execution of the project, including an ad-hoc research and development team to handle the design and development of that particular project. The research and development team followed our overall guidelines to analyze, assess and determine the design and specifications of a system which ensured that all of our customers’ requirements were met. The design and development process included collection of information, site survey, key design concept, design specification, individual design, evaluation, revaluation and issue for construction. In addition to our own design and development capabilities, we have also entered into collaboration arrangements with other parties to test our equipment to ensure its suitability and effectiveness.

Procurement. After the necessary design and analysis, the specifications of the system were confirmed, and our procurement department proceeded to purchase all the materials and equipment required or appoint appropriate sub-contractors to carry out certain parts of the project.

Construction . The construction process included sub-contracting and site supervision. During construction, we sent site representatives to control and supervise the construction.

Assembly and Installation . We will carried out assembly and installation of equipment and/or system and coordinate the assembly and installation fully with the construction process to ensure all equipment and/or system were properly assembled and installed. We sent technical staff to assist and guide the assembly and installation.

Testing . After the equipment and/or system was assembled and installed, we tested the system in accordance with industrial and national rules and regulations formulated by the relevant PRC authorities.

Commissioning and Fine-Tuning . For turn-key projects, should the system pass all tests, we proceeded to hand over the system to our customers. 5%-10% of the total contract value was be treated as retention monies during the warranty period of up to 12 months requirement. Our technical personnel carried out fine-tuning and on-site services. After successful commissioning of the entire system, the retention monies were paid by our customers to us after the warranty period of up to 12 months. For BOT projects, the plant started operation after passing all tests. The technical team carried out fine-tuning and on-site services. The operation team followed the operational guidelines and monitor the quality of treated water.

Competition

We believe our main competitor in waste water treatment business was Beijing Capital Co., Ltd. (“Beijing Capital”), a subsidiary of Capital Group, which has identified investment, development, operation and management in the PRC water industry as its core business. Beijing Capital provides environment management services. We also competed with many other regional environmental and water treatment companies. We believe that we compete primarily on the basis of contract pricing and capital. Though many of our competitors offer similar but less cost-effective services, they may have greater financial resources and hence be able to secure contracts with reduced operating margins but more competitive pricing. However, we believed that as a result of our cost efficiency through our patented technologies, we were able to offer much more competitive pricing. In addition, having access to the capital markets in the United States through our public listing helped us to differentiate ourselves from our competitors. Another area of competition came from local protectionism where local governments wish to protect local environmental businesses. In order for us to overcome this kind of competition, we relied on our financial and technical resources.

We believe our main competitor in bottled water business is Evian, a French bottled water company which entered China more than 10 years ago and occupied the biggest share of the Chinese market for branded bottled water . Several other local brands of high level bottled water companies recently entered the market and have relatively small market shares.  We believe that acquiring a 90% equity interest in a high quality water source within China will give us a competitive advantage in the bottled water business as we seek to expand this business.

Our Competitive Strengths

Key elements of our competitive strengths include:

Capital Resources On one hand, the threshold of capital requirements for entering the waste water treatment segment and the initial capital investment of waste water treatment facilities and projects, especially BOT projects, is relatively high. On the other hand, the bottled water business requires capital to build a marketing network and brand image in the targeted market. We believe we are capable of obtaining sufficient capital resources to fund our operation of an expanded bottled water business.  We also believe that additional capital will be available to us on a time to time basis as we dispose of our remaining waste water treatment facilities..

We place great emphasis on high quality bottled water marketing and creating brand recognition and also concentrate more on technical research and development, and typically set up research and development teams for specific projects to handle the design, development and improvement of such projects.

 We are  building our bottled water market network in China’s principal cities such as Beijing, Shanghai, Guangzhou and Chengdu, and have developed more than 300 distribution channels to sell our 9000-Year Old Glacier Spring Water, mainly luxury hotels, restaurants, chain stores and supermarkets, chambers of commerce, beauty parlors and other outlets.

Since this is not our business any more I would take this out(THAT’S  OK) Long-Term Relationships with Academic Institutions. We have good long-term relationships with Guangdong Province Environmental Protection Design Institute and North-Eastern Environmental Protection Design Institute, who provide important technical support in design and project execution. North-Eastern Environmental Protection Design Institute will provide technical support in the design of waste water treatment facilities and preparation for the tendering of projects while Guangdong Province Environmental Protection Design Institute will evaluate the feasibility and acceptability of the blue prints of the facilities. Compensation for both institutions are based on amount of work done.

Customers, Sales and Marketing

Many of our principal customers in our waste water treatment business were local governments, food and beverage processing companies and industrial companies that used our technologies to treat their waste water.  In our bottled water business, the main customers are the retail stores our wholesale distributors and our ultimate customers are  middle class, and wealthy families, large companies and government offices  as they are more sensitive to and will pay a premium for food and water that is perceived to be safer.

In 2008, the Group’s major customer was Hai Yang City Zoning and Construction Management Bureau, an independent third party, which, accounted for approximately 79% of the Group’s total revenue of 2008. Revenue from Hai Yang City Zoning and Construction Management Bureau was for the BOT wastewater treatment services of Haiyang City Wastewater Treatment Plant.

Research and Development

 Waste Water treatment  Our research and development efforts were directed toward enhancing our existing technology and products and developing our next generation of technology. We are no longer engaged in Research and Development with respect to waste water treatment.

Bottled Water  Given high market demand for bottled water, we have established an R&D department responsible for expanding product lines and putting in market a series of products to meet different demands of market segments so as to increase the market coverage.

Quality Control

In connection with our waste water treatment business, our quality control department was headed by Luo Huizhong, who has more than 15 years of relevant experience. Mr. Luo has been a chief engineer at several companies, and Vice general engineer of our company, and he is familiar with resource allocation, quality control and environmental facility management control.  We no longer have a quality control department for waste water treatment.

Quality Control  during  production for bottled water .  We have established at the factory  a  department and  laboratory facilities to ensure the high quality of our products. Specific proceedures include testing at each stage such as water source, water treatment, bottling, packaging, and finished products to ensure our products are meeting all healthy water standards and the expectations of our customers.

Cooperative Partners and Suppliers for Waste Water Treatment

We outsourced the design and construction of our subsystems to a number of cooperative partners and key suppliers and maintain close relationships with them. Our cooperative partners include North-Eastern Environmental Protection Design Institute, Guangdong Province Environmental Protection Design Institute, and the 20 th Group of China Railway Company. We have signed cooperative agreements with these cooperative partners. North-Eastern Environmental Protection Design Institute provides technical support in the design of waste water treatment facilities and preparation for the tendering of projects, 20 th Group of China Railway Company evaluates all documents and information required for tendering while Guangdong Province Environmental Protection Design Institute evaluates feasibility and acceptability of the blue prints of the facilities. Compensation for our cooperative partners were based on amount of work done.

North-Eastern Environmental Protection Design Institute was established in 1961 in the city of Changchun. The institute focuses on design of, research in and provision of consultancy services for municipal infrastructure construction works including water supply, waste water treatment, waste treatment, energy supply, construction of road and bridges, public transport and reforestation of cities etc. The institute also provides other services in relation to civil construction works for municipal projects like feasibility studies for projects, evaluation of projects, project management and project supervision.

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

         We have entered into a 50-year exclusive contract to use the glacier spring water at Aba area with Aba Municipal Government of Sichuan province. According to the contract, during the first 10 years, we have the right to exclude any competitor for the water source. Currently, we have established a bottling facility in the area, primarily for 350 ML and 500 ML bottled water. A  3L facility is under construction with expected completion in January, 2010.  Our current production capacity is 120 tons per day.  We intend to increase the capacity to 200 tons per day in the future. In addition to Aba, we are in the process of exploring new water sources.

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

Bottled water   We are the only bottled water company in China  that has registered with the State Industrial and Commercial Bureau our “9000-year” trade mark

Employees

As of December 31, 2008, we had 58 employees, of whom 27 were in bottled water operations of whom 18 were engaged in sales, marketing and services, the others in accounting and administration. We also had 31 employees in our waste water treatment. 5 were engaged in sales, marketing and service, 5 in research, development and engineering, 10 in finance and administration and 11  in operations. None of our employees is represented by a collective bargaining agreement, and we believe that we have satisfactory relations with our employees.

Environmental Regulation

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

Environmental Management Law and Regulations. The PRC’s environmental management measures include environmental impact assessment (EIA), the Three Synchronies Policy, permitting requirements, and reporting requirements. Each of these is described below:

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

Currently, the industry of waste water treatment is facing more intense competition. The industry itself requires large investment in capital coupled with low rates of return over long periods. We have determined that we lack the available capital resources and support to expand our business in waste water treatment. Management believes it is in the shareholders’ interest to switch our business line from waste water treatment to bottled water mining, distribution and sales as there is currently no premium national bottled glacier water brand in the PRC creating a market opportunity for the Company.

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

Risks Related to Our Business

We are dependent on economic conditions in the  PRC’s  as all of our business is conducted in the PRC. All of our business operations are conducted in the PRC and all of our customers are also located in the PRC. We operate our new bottled water business internally in the PRC.  Accordingly, any significant slowdown in the PRC economy may cause the waste water treatment industry to reduce expenditure or delay the building of new facilities or projects for waste water treatment. This may in turn lead to a decline in the demand for our BOT products and services, and may reduce our profitability and the return on your investment.  Also, a general economic slowdown has is currently underway may reduce demand for premium bottled water and limit the growth of those operations.

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

Our Waste Water Treatment Operations   rely on a few major suppliers . We are dependent on our major suppliers for the timely delivery of materials and equipment that we require for the waste water treatment  systems we operatel. Should our major suppliers fail to deliver the materials and equipment on time, and if we are unable to source these materials and equipment from alternative suppliers on a timely basis, our operations could be adversely affected. This, in turn, would adversely affect our reputation if our customers lose confidence in our services and as a result, reduce our revenue and profitability.

 BOT projects require high capital commitments . We have  invested capital in BOT projects which require high up-front capital expenditures. Our returns from BOT projects are derived from fees paid by the PRC and other governmental customers and such BOT projects are able to generate a steady and recurring source of income for us over a sustained period of time between 20 and 25 years. However, our BOT projects are exposed to risks such as the occurrence of natural disasters or the imposition of more stringent government regulations, which may result in the disruption of our BOT projects. Our investment returns from these BOT projects may thus be reduced should any of such risks materialize.

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

We have recently entered the bottled water business and will be subject to all of the risks of a new business enterprise.  Based on the results of a limited test marketing effort during calendar 2007 and 2008 we intend to devote our future efforts to producing and marketing branded bottled water in the PRC.  This is a new line of business for us and there are many risks attendant to entering a new line of business such as cost uncertainties, delays in production and acceptance of our product.   If we mismanage our production of branded bottled water or if we are unable to obtain market acceptance of our product at proposed price levels we are likely to fail in this business and this will negatively impact the value of our stock.

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

We are authorized to issue up to 50,000,000 shares of preferred stock, $.001 par value.  To date we have not issued any shares of preferred stock and have no plans to do so.  Our preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as the board of directors may fix and determine from time to time.  Any such preferences may operate to the detriment of the rights of the holders of our common shares.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

 The Company has received a letter from the Securities and Exchange Commission Staff addressing comments to our Form 10-K for the year ended December 31, 2008.  This amendment to our Annual Report on Form 10-K and correspondence we have filed represents the Company’s initial response to those comments.

Item 2. Description of Property

Our principal executive office consists of approximately 400 square meters of office space that we lease and which are located at Suite 7A01, Baicheng Building, 584 Yingbin Road, Dashi, Panyu District, Guangzhou, Guangdong, China. We lease this space pursuant to a  four year lease at a rate of approximately $19,000 per year commencing April 1, 2006.

Commencing  May 1 , 2009, we leased about 300 square meters of office space for the bottled water marketing development team  at Suite 4D, Yijing Building, NO.119,Guanghzou Dadao Rd, Yuexiu District, Guanghzou City, P.R.China. We lease this space pursuant to a five year lease at a rate of approximately $43,000 per year with yearly increases of approximately 5% per annum during the term of the lease.  The office is located at  Zhujiang New Town, CBD of Guangzhou.

Our remaining BOT facilities are located at the following locations:

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

Our bottled water facilities, other than the office described above, are located at the following locations:

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

PART Ⅲ

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

Quarter Ended	High	Low

March 31, 2007	$0.13	$0.08
June .30, 2007	$0.11	$0.08
September. 30, 2007	$0.14	$0.09
December. 31, 2007	$0.35	$0.08
March. 31, 2008	$0.10	$0.05

June 31, 2008	$0.039	$0.033

September 30, 2008	$0.03	$0.029

December 31, 2008	$0.008	$0.008

March 31, 2009	$0.017	$0.013

June 30, 2009	$0.03	$0.03

Holders

As of May 12, 2009, there were 72 record holders of our common stock.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

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

We did not sell any unregistered securities during the year ended December 31, 2008

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable

ITEM 7.  MANAGEMENT’S DISCUSSION and ANALYSIS of FINANCIAL CONDITIONS and REULTS OF OPERATION.

Year ended December 31, 2008 vs. Year ended December 31, 2007.

Revenues  Revenues from our bottled water operations increased from $0 in 2007 to $207,318  in 2008. The increase is because we did not have bottled water revenues prior to 2008.  In 2007 our revenues were from our discontinued BOT business.    Management anticipates that all future revenues will be from bottled water operations in future periods.

Cost of Revenues.  Cost of revenues from our bottled water operations increased from $0 in 2007 to $151,334 in 2008.  Costs related to our BOT business which we are discontinuing, are no longer includd in costs of revenues. .  Gross profit from battled water operations was $55,984 in 2008 as compared to$0 in 2007, reflecting our having bottled water operations.

Operating (General and Administrative) Expenses.  Our General administrative expenses increased  during 2008 to $1,332,124  which reflects the start up costs of our bottled water operations as compared to $0 in 2007 when we did not have bottled water operations. Other Income.  The change on Other Income from  a loss of ($292,950) in 2007 to a gain of $991,900 principally due to a gain on derivative instruments of $1,143,355 in 2008 as compared to a loss of ($203,904) in 2007.   The main reason for the increase is the share price of the company sharply shrank during 2007 compared with that of 2008. The calculation is based on the Black Sholes model.  An increase in share results from affiliated companies, from $156,089 in 2007 to $333,441 in 2008, reflects the increased profitability of those companies during 2008, which we do not control and can not predict for future periods.

Comprehensive Loss  As a result of the foregoing factors, especially the Company’s incurring much of the negative impact of its move from waste water treatment as turn-key engineering or BOT basis to bottled water production, distribution and sales was incurred in 2008 and the Company’s stock price being relatively stable during 2008, comprehensive income (loss), which was a loss of $(1,233,768) in 2007 increased to ($2,555,045) in 2008.

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

Liquidity.
General. As of December 31, 2008, we had cash and cash equivalents of $8,579. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	The Year Ended December 31,
	2007	2008
	(Dollars in thousands)

Net cash provided by operating activities	(2,239)	5,226
Net cash provided by/(used in) investing activities	1,552	(5,365)
Net cash provided by/(used in) financing activities	0	0
Net cash inflow/(outflow)	0	9

Operating Activities. Net cash provided by operating activities was $5,225.599 for the year ended December 31, 2008, which is an increase of 7,464,128from negative ($2,238,529) net cash provided by operating activities for the same period in 2007. The net outflow from the operating activities was mainly due to paymernts from related companies and reductions in prepayments, changing from a negative ($6,733,284)  to a positive $6,757,349.  Much of this resulted from receipt of payments from local governmental units.

Our future liquidity will be dependant on our ability to either obtain financing  or proceeds from the sale of our remaining BOT plants to fund our bottled water operations or our obtaining loans.  None of these events are entirely within our control.  If we do not receive additional cash resources, the scope of our production, marketing and distribution effort for our bottled water will be reduced.

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

Revenues arising from waste water treatment are recognized based on waste water treated as recorded daily by meters read at rates, in RMB/ton, as prescribed under the BOT agreements in accordance with SEC Staff Accounting Bulletin, (“SAB”) Topic 13 “Revenue Recognition”. We meet the following four criteria for revenue recognition outlined in SAB Topic 13:

1.	There is sufficient evidence to support that sales arrangements exist;

2.	The price to the buyer is fixed through signed contracts;

3.	Meter readings illustrate that delivery of treated waste water has occurred; and

4.	Collectability is reasonably assured through one or more of the following: due diligence prior to contract signing; historical payment practices; or required upfront payments.

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

Material Weaknesses identified Prior to Fiscal 2008

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

Gain on disposal of XY

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

Steps Undertaken with respect to Material Weaknesses Prior to 2008

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

Other than those disclosed above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal year ended December 31, 2008

Material Weaknesses as at 2008

(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, China Water Group’s management, with the participation of Wenge Fang, our principal executive officer, and Ding Rencai, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based upon that evaluation, Messrs.Fang and Rencai concluded that these disclosure controls and procedures were effective as of the end of the period covered in this report.

(b) Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act,     management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting
There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of our year ended December 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION.

We do not have any information that was required to be reported on Form 8-K during the fourth quarter.

PART 1II

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Our directors and officers as of April 30, 2009 and November 20 2009 are:

Name	Ag e	Position

Chong Liang Pu	48	Chairman of the Board

Wenge Fang	39	Chief Executive Officer and a Director

Ding Rencai	49	Chief Financial Officer and a Director

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

Item 11. Executive Compensation.

 Compensation of Executive Officers. The following table sets forth certain information relating to the compensation paid by the company to its  highest paid executive officersfor services rendered during the fiscal years ended December 31, 2008 and 2007.

          Compensation of Directors. Members of our board of directors do not receive cash compensation for their services as directors, although some Directors are reimbursed for reasonable expenses incurred in attending board or committee meetings. In the future, we may have to consider compensating any outside directors that become members of our board of directors.

Employment Agreements

We have annual employment agreements with our Messrs Fang and Ding which provide for the cash compensation reflected in the summary table.  These agreements are renewable on a yearly basis by us.

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

ITEM 12.   SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of November 20, 2009, the stock ownership of (i) each of our named executive officers and directors, (ii )all executive officers and directors as a group, and (iii) each person known by us to be a beneficial owner of 5% or more of our common stock.  No person listed below has any option, warrant or other right to acquire additional securities from us, except as may be otherwise noted.  We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Name (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage Owned
Chong Liang Pu	49,635,000	35.61%
Shi Rong Jiang*	5,101,000	3.75%
Jia He Li*	-0-	0%
Lin Hong Ye*	-0-	0%
Peh Chung Lim*	-0-	0%
Wenge Fang	-0-	0%
Ding Rencai	-0-	0%
Gao Yongping	10,145,250	7.47%
Vision Opportunity Fund (3)	13,600,000	9.53%
All directors and executive officers as a group (3 persons	49,635,000	35.61%

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

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 139,383,450 shares of common stock outstanding as of November 20, 2009.

Summary Compensation Table

The following table sets forth certain information regarding our executive compensation:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Chong Liang Pu. Chairman	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	16,400	-0-	-0-	-0-	-0-	-0-	-0-	16,400
Wenge Fang, CEO	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	44,100	-0-	-0-	-0-	-0-	-0-	-0-	44,100
Ding Rencai, CFO	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	40,000	-0-	-0-	-0-	-0-	-0-	-0-	40,000

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 13.  CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE.

Certain Relationships and Transactions with Related Persons

We have the following related party transactions for the years ended December 31, 2008 and 2007:

Year ended December 31,
Related party	Nature of transaction	2008 USD	2007 USD
GDXS	Deposit paid for acquisition of subsidiary		392,290
BJZC	Purchase of materials for construction
BJZC	Deposit paid for acquisition of property, plant and equipment	—	—

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2008 and 2007 were $55,000 and $55,000, respectively.

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

            10.6           Agreement with Tianjin Wuqing Huangzhuang Industrial Zone dated July 20, 2005(5)

            10.7           Agreement with Tianjin Wuqing Fuyuan Economic Development Co., Ltd. dated May 28, 2005(5)

            10.8           Agreement with Beijing Jinqiao Luyuan Environmental Protection Investment and Development Co., Ltd. dated August 4, 2005(5)

            10.9           Agreement with Yongji Economic Development Zone Land Planning and Construction Bureau dated August 6, 2005(5)

            10.10         License Agreement with Chong Liang Pu(6)

10.11         Equity Assignment Agreement forwith Fortune Luck Global International Limited, dated December 31, 2007

10.12         Equity Transfer Agreement between the Evergreen Asset Group Ltd., a subsidiary of the Registrant, and Wenning Pu (7)

10.13         Employment Agreement with Ding Rencai  (8)

10.14         Employment Agreement with Wenge Fang (9)

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
(7)       Previously filed as exhibit 10.1 to Current Report on Form 8-K, dated December 27, 2009
(8)       Previously filed as exhibit 10.1 to Current Report on Form 8-K, dated July 1, 2008.
(9)       Previously filed as exhibit 10.1 to Current Report on Form 8-K, dated December 11, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, December 10, 2009

CHINA WATER GROUP, INC

By	/s/ Chongliang Pu
Chongliang Pu
Chairman of the board
(Principal Executive Officer)

By	/s/ Wenge Fang
Wenge Fang
CEO and President
(Principal Executive Officer)

By	/s/ Ding Rencai
Ding Rencai
CFO (Principal Accounting and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chong Liang Pu	Chairman of the Board	December 10, 2009
Chong Liang Pu

/s/ Wenge Fang	Director, CEO and President	December 10, 2009
Wenge Fang

/s/ Ding Rencai	Director and CFO	December 10, 2009
Ding Rencai

CHINA WATER GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

CHINA WATER GROUP, INC.
Consolidated Financial Statements
December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Water Group, Inc.

             We have audited the accompanying consolidated balance sheets of China Water Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Water Group, Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ PATRIZIO & ZHAO, LLC
Parsippany, New Jersey
July 6, 2009
(Except for Note 2, 3, 4, 5, 7, 8, 12, 14, 18 and 19 as to which the date is November 15, 2009)

CHINA WATER GROUP, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$8,579	$-
Accounts receivable	18,172	-
Prepayments, deposits and other receivables	41,283	6,798,632
Inventory	393,178	-
Due from related companies	-	271,691
Total current assets	461,212	7,070,323

Property, plant and equipment, net	874,576	-
Construction in progress	8,248	-
Intangible assets	135,649	-
Goodwill	13,106,263	-
Assets of discontinued division	10,158,905	16,384,834

Total assets	$24,744,853	$23,455,157

Liabilities
Current liabilities:
Warrant liability	$36,610	$1,179,965
Accounts payable	187,033	-
Accrued expenses	1,822,041	1,210,060
Due to directors	251,554	118,049
Due to related companies	3,169,152	-
Due to affiliated companies	1,758,281	-
Income tax payable	162	-
Total current liabilities	7,224,833	2,508,074

Long-term liabilities:
Outstanding obligation for acquisition of a subsidiary	5,950,000	-
Total long-term liabilities	5,950,000	-

Liabilities of discontinued division	7,386,647	14,208,665

Total liabilities	20,561,480	16,716,739

Equity
Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized;
139,383,450 shares issued and outstanding at December 31, 2008 and 2007	139,383	139,383
Additional paid-in capital	6,131,532	6,131,532
Retained earnings (accumulated deficit)	(3,373,545)	(670,851)
Accumulated other comprehensive income	1,286,003	1,138,354
Total stockholders' equity	4,183,373	6,738,418

Noncontrolling interest	-	-

Total equity	4,183,373	6,738,418

Total liabilities and equity	$24,744,853	$23,455,157

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Years Ended December 31,
	2008	2007
	(Restated)	(Restated)
Revenue:
Revenue from turn-key engineering projects	$-	$-
Revenue from BOT wastewater treatment services	-	-
Revenue from sales of bottled water	207,318	-

Total revenue	207,318	-

Cost of revenue:
Cost of revenue for turn-key engineering projects	-	-
Cost of revenue for BOT wastewater treatment services	-	-
Cost of revenue from sales of bottled water	(113,186)	-
Depreciation and amortization	(36,347)	-
Sales taxes	(1,801)	-

Total cost of revenue	(151,334)	-

Gross profit	55,984	-

Operating expenses:
Selling and distribution expenses	(894,459)	-
Other general and administrative expenses	(427,665)	-

Loss from operations	(1,266,140)	-

Other income (expenses):
Interest expense	33	-
Penalty for late effectiveness of registration statement	(91,297)	(89,046)
Gain (loss) on fair value of derivative instruments	1,143,355	(203,904)
Other income (expense)	(60,191)	-

Total other income (expenses)	991,900	(292,950)

Loss from continuing operations before income tax	(274,240)	(292,950)

Provision for income tax	(509)	-

Loss from continuing operations	(274,749)	(292,950)

Noncontrolling interest	-	-

Discontinued operations:
Loss from discontinued operations of Evergreen Asset Group (including
loss on disposal of approximately $3,844,000 in 2008)	(2,400,298)	(1,627,566)
Income tax	(27,647)	(217)
Loss from discontinued operations	(2,427,945)	(1,627,783)

Net loss	(2,702,694)	(1,920,733)

Other comprehensive income
Foreign currency translation adjustment	147,649	686,965

Comprehensive income (loss)	$(2,555,045)	$(1,233,768)

Basic earnings (loss) per share	$(0.02)	$(0.01)
Diluted earnings (loss) per share	$(0.02)	$(0.01)

Weighted average number of common shares outstanding
Basic and Diluted	139,383,450	139,383,450

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.
Consolidated Statements of Stockholders’ Equity

				Retained	Accumulated
			Additional	Earnings	other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Number	Par Value	Capital	Deficit)	Income	Equity
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Balance at January 1, 2007	135,903,698	$135,904	$4,805,192	$1,249,882	$451,389	$6,642,367

Warrants exercised for common stock	3,479,752	3,479	1,326,340	-	-	1,329,819

Net loss	-	-	-	(1,920,733)	-	(1,920,733)

Other comprehensive income	-	-	-	-	686,965	686,965

Balance at December 31, 2007	139,383,450	$139,383	$6,131,532	$(670,851)	$1,138,354	$6,738,418

Net loss	-	-	-	(2,702,694)	-	(2,702,694)

Other comprehensive income	-	-	-	-	147,649	147,649

Balance at December 31, 2008	139,383,450	$139,383	$6,131,532	$(3,373,545)	$1,286,003	$4,183,373

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$(2,702,694)	$(1,920,733)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36,347	-
Gain on fair value of derivative instruments	(1,143,355)	203,904
Changes in operating assets and liabilities:
Accounts receivable	(18,172)	-
Prepayments, deposits and other receivables	6,757,349	(6,733,284)
Inventory	(393,178)	-
Due from related companies	271,691	(271,691)
Due from affiliated companies	-	2,592,000
Current assets of discontinued division	3,379,515	3,669,872
Accounts payable	187,033	-
Accrued expenses	611,981	255,227
Due to directors	133,505	116,920
Due to related companies	3,169,152	-
Due to affiliated companies	1,758,281	-
Income tax payable	162	-
Current liabilities of discontinued division	(6,822,018)	(150,744)

Total adjustments	7,928,293	(317,796)

Net cash provided by (used in) operating activities	5,225,599	(2,238,529)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(919,744)	-
Acquisition of intangible assets and goodwill	(7,291,912)	-
Non-current assets of discontinued division	2,846,414	1,551,564

Net cash provided by (used in) investing activities	(5,365,242)	1,551,564

Effect of foreign currency translation on cash and cash equivalents	148,222	686,965

Net increase in cash and cash equivalents	8,579	-

Cash and cash equivalents at beginning of year	-	-

Cash and cash equivalents at end of year	$8,579	$-

Supplemental schedule of non-cash activities
Outstanding obligation for acquisition of a subsidiary - Xinchen	$5,950,000	$-

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

(v)	Acquisition of Subsidiary – Xinchen:

On January 23, 2008, the Chinese government approved China Water Group Inc’s. acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited. Guangzhou Xinchen Water Company Limited owns 100% equity interest of Aba Xinchen Dagu Glacier Spring Co., Limited. The acquisition was completed for a consideration of $13.45 million, of which $7.5 million was paid in cash, and the remaining $5.95 million will be paid in the future.

Note 3 - Description of Business

The principal activities of the Group have been the research and development of waste water, garbage treatment and aqueous purifying techniques, investment and construction of waste water treatment plant and sales of environment protection related products. The Company is now engaged in repositioning themselves to be a bottled water production, sales and marketing company.

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

Construction in Progress

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

BOT agreements for the two waste water treatment plants in PRC include the following terms:

Subsidiaries	Treatment capacity per day (tons)	Term (years)	Total investment as per BOT agreement
			RMB	USD

Tian Jin	10,000	20	9,000,000	1,086,957
Hai Yang	20,000	22	30,000,000	3,623,188

At December 31, 2008, waste water treatment plants of Tian Jin and Hai Yang were in use and depreciation and amortization are provided using the straight-line method over 20 years commencing on the date the waste water treatment plants were ready for use.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future undiscounted cash flows. If the total of the expected future undiscounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 4 - Summary of Significant Accounting Policies (continued)

Comprehensive Income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes rules for the reporting and display of comprehensive income, its components and accumulated balances. SFAS No. 130 defines comprehensive income to include all changes in equity, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on available-for-sale marketable securities, except those resulting from investments by owners and distributions to owners.

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

Note 5 - Prepayments, Deposits and Other Receivables

Prepayments, deposits and other receivables at December 31, 2008 and 2007 consisted of the following:

	Year ended December 31,
	2008	2007

Prepayments	$41,283	$7,075,438
Deposits	-	-
Other receivables (payables)	-	(276,806)

Total	$41,283	$6,798,632

Note 6 - Inventory

Inventory at December 31, 2008 and 2007 consisted of the following:

	Year ended December 31,
	2008	2007

Raw materials	$200,754	$-
Work-in-process	-	-
Finished goods	192,424	-

Total	$393,178	$-

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 7 - Goodwill

On January 23, 2008, the Group completed its acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited for a consideration of $13.45 million. Goodwill, which is equal to the excess of cost over the fair value of acquired assets, has been recorded in conjunction with the acquisition. Goodwill is accounted for in accordance with SFAS 142. Under SFAS 142, goodwill is not amortized and is subject to impairment test, at least annually. The test consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No 141, “Business Combinations”. As of December 31, 2008, the Company concluded that there were no impairments of goodwill.

Note 8 - Property, Plant and Equipment, Net

Property, plant and equipment, net, consisted of the following:

	Year ended December 31,
	2008	2007

Office equipment	$16,858	$-
Motor vehicles	59,362	-
Building and structure	170,785	-
Bottled water production equipment	664,492	-

Total	911,497	-

Less : Accumulated depreciation and amortization	(36,921)	-

Property, plant and equipment, net	$874,576	$-

Depreciation and amortization expenses for the years ended December 31, 2008 and 2007 amounted to $36,347 and $-0-, respectively.

Note 9 - Accrued Expenses

Accrued expenses consisted of the following:

	Year ended December 31,
	2008	2007

PRC tax	$1,219	$-
Staff welfare	47,562	-
Other payable	116,251	55,528
Other accruals	254,059	-
Registration right liability	1,324,735	1,154,532
Deferred revenue	78,215	-

Total	$1,822,041	$1,210,060

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 10 - Due to Directors

The amounts due to directors are interest-free, unsecured and repayable on demand.

Note 11 - Due to Related Companies

At December 31, 2008, the balance due to related companies represents cash borrowed from Beijing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”) in which Mr. Pu has equity interests.

All amounts are interest-free, unsecured and repayable on demand.

Note 12 - Due to Affiliated Companies

At December 31, 2008, the balance due to affiliated companies represents cash borrowed from Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”) in which the Company has equity interests.

All amounts are interest-free, unsecured and repayable on demand.

Note 13 - Warrant Liability

The fair values of the warrant liability as of December 31, 2008 and 2007 are as following:

	Year ended December 31,
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

Note 13 - Warrant Liability (continued)

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

Note 13 - Warrant Liability (continued)

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 14 – Discontinued Operations

On December 30, 2008, the Company decided to discontinue the operations of Evergreen Assets Group Limited and put the business for sale. The Company decided to sell this division primarily because the industry of waste water treatment is facing more intense competition. The industry itself requires large investment in capital along with low rates of return over long period. The expected disposal date is January 31, 2009. Evergreen’s revenue, reported in discontinued operations, for the years ended December 31, 2008 and 2007, was $773,258 and $1,554,624, respectively. Evergreen’s pretax income (loss) reported in discontinued operations, for the years ended December 31, 2008 and 2007, was $531,097 and $(1,500,457), respectively.

The assets and liabilities of the discontinued division are presented separately under the captions “Assets of discontinued division” and “Liabilities of discontinued division”, respectively, in the accompanying consolidated balance sheets at December 31, 2008 and 2007, and consist of the following:

	December 31,	December 31,
	2008	2007
Assets of discontinued division:
Prepayments, deposits and other receivables	$33,872	$1,733,110
Due from related companies	272,570	1,668,979
Due from affiliated companies	4,795,911	3,166,470
Deferred tax assets, net	14,877	1,928,186
Property, plant and equipment, net	3,535,512	4,752,192
Interests in affiliated companies	1,363,005	2,180,947
Other assets	143,158	954,950
Total	$10,158,905	$16,384,834

Liabilities of discontinued division:
Accounts payable	$473,021	$6,923,872
Accrued expenses	161,091	1,958,781
Due to directors	494,617	1,336,323
Due to related companies	887,648	1,853,779
Income tax payable	1,366,799	1,794,580
Outstanding obligation for disposal	3,844,000	-
Other liabilities	159,471	341,330
Total	$7,386,647	$14,208,665

The operating results of discontinued division are presented separately under the caption “Discontinued Operations” in the accompanying consolidated statements of operations and comprehensive income at December 31, 2008 and 2007, and consist of the following:

	For the Years Ended December 31,
	2008	2007
Discontinued operations:
Income (loss) from operations of Evergreen Asset Group	$531,097	$(1,500,457)
Gain (loss) on disposal of a subsidiary’s equity interest – Xinxingmei and
Han Dan	912,605	(127,109)
Loss on disposal of Evergreen Asset Group	(3,844,000)	-
Income tax	(27,647)	(217)
Loss from discontinued operations	$(2,427,945)	$(1,627,783)

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 15 - Earnings (Loss) Per Share

The Company presents earnings per share (“EPS) on a basic and diluted basis.

(i)	The basic earnings (loss) per share is calculated using the net income (loss) and the weighted average number of shares outstanding during the year.

	Year ended December 31,
	2008	2007

Net loss	$(2,702,694)	$(1,920,733)

Weighted average number of common
shares outstanding	139,383,450	139,383,450

Basic earnings (loss) per share	$(0.02)	$(0.01)

(ii)
The diluted earnings (loss) per share is calculated using the net income (loss) and the weighted average number of shares outstanding during the year together with incremental common shares issuable upon exercise of all warrants issued.

	Year ended December 31,
	2008	2007

Net loss	$(2,702,694)	$(1,920,733)

Diluted weighted average number of common
shares outstanding	139,383,450	139,383,450

Diluted earnings (loss) per share	$(0.02)	$(0.01)

As the April Warrants and the September Warrants are anti-dilutive, they are being excluded from the calculation of diluted earnings (loss) per share.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 16 - Pension Plans

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

Contributions to pension plans for the year ended December 31, 2008 and 2007 amounted to $18,279 and $12,065, respectively.

Note 17 - Concentration

As of December 31, 2008, no single customer accounted for more than 10% of the company’s revenue.

Note 18 – Restatement to Reflect Correction of Accounting Errors

We elected to restate our 2008 financial statement to (1) recognize the gain on disposal of a subsidiary, Xinxingmei’s equity interest, (2) recognize additional liability relating to acquisition of a subsidiary, Xinchen’s equity interest, and (3) segregate the assets and liabilities of Evergreen because of discontinued operations.

On January 8, 2008, the Company sold 58% of the total equity interest in Xinxingmei. However, we did not recognize the gain on disposal of Xinxingmei. We have now decided to restate to reflect the change in net income. This restatement increases net income by $912,605 and EPS by $0.01. As of December 31, 2008, the subsidiary of Xinxingmei was classified under the discontinued operations of Evergreen.

On January 23, 2008, the Company acquired 90% equity interest in Xinchen. The acquisition was completed for a consideration of $13.45 million, of which $7.5 million was paid in cash, and the remaining $5.95 million will be paid in the future. We did not record the liability of $5.95 million when the cash of $7.5 million was paid. We have now decided to restate to reflect the change in assets and liabilities. This restatement increases Goodwill and Other payables for acquisition of a subsidiary by $5.95 million, respectively.

On December 30, 2008, the Company decided to discontinue operations of Evergreen Assets Group Limited and put the business for sale.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 18 – Restatement to Reflect Correction of Accounting Errors (continued)

The effect of restatement for 2008 is as follows:

Consolidated Balance Sheets
	As reported	As reported
	originally	currently
	at December 31,	at December 31,	Effect of
	2008	2008	Change
Assets
Current assets:
Cash and cash equivalents	$28,167	$8,579	$(19,588)
Accounts receivable	92,411	18,172	(74,239)
Prepayments, deposits and other receivables	75,154	41,283	(33,871)
Inventory	393,178	393,178	-
Due from related companies	310,002	-	(310,002)
Due from affiliated companies	3,000,198	-	(3,000,198)
Deferred tax assets, net	14,877	-	(14,877)
Total current assets	3,913,987	461,212	(3,452,775)

Property, plant and equipment, net	4,410,088	874,576	(3,535,512)
Construction in progress	57,579	8,248	(49,331)
Intangible assets	135,649	135,649	-
Goodwill	7,156,263	13,106,263	5,950,000
Interests in affiliated companies	1,363,005	-	(1,363,005)
Assets of discontinued division	-	10,158,905	10,158,905

Total assets	$17,036,571	$24,744,853	$7,708,282

Liabilities
Current liabilities:
Warrant liability	$36,610	$36,610	$-
Accounts payable	660,054	187,033	(473,021)
Accrued expenses	1,983,131	1,822,041	(161,090)
Due to directors	746,172	251,554	(494,618)
Due to related companies	4,056,800	3,169,152	(887,648)
Due to affiliated companies	-	1,758,281	1,758,281
Income tax payable	1,366,961	162	(1,366,799)
Total current liabilities	8,849,728	7,224,833	(1,624,895)

Long-term liabilities:
Outstanding obligation for acquisition of a subsidiary	-	5,950,000	5,950,000
Total long-term liabilities	-	5,950,000	5,950,000

Liabilities of discontinued division	-	7,386,647	7,386,647

Total liabilities	8,849,728	20,561,480	11,711,752

Equity
Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 authorized shares,
no shares issued and outstanding	-	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized;
139,383,450 shares issued and outstanding	139,383	139,383	-
Additional paid-in capital	6,361,263	6,131,532	(229,731)
Retained earnings	240,724	(3,373,545)	(3,614,269)
Accumulated other comprehensive income	1,286,003	1,286,003	-
Total stockholders' equity	8,027,373	4,183,373	(3,844,000)

Noncontrolling interest	159,470	-	(159,470)

Total equity	8,186,843	4,183,373	(4,003,470)

Total liabilities and equity	$17,036,571	$24,744,853	$7,708,282

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 18 – Restatement to Reflect Correction of Accounting Errors (continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)

	As reported	As reported
	originally for	currently for
	the year ended	the year ended
	December 31,	December 31,	Effect of
	2008	2008	Change
Revenue:
Revenue from turn-key engineering projects	$-	$-	$-
Revenue from BOT wastewater treatment services	773,258	-	(773,258)
Revenue from sales of bottled water	207,318	207,318	-

Total revenue	980,576	207,318	(773,258)

Cost of revenue:
Cost of revenue for turn-key engineering projects	-	-	-
Cost of revenue for BOT wastewater treatment services	(245,712)	-	245,712
Cost of revenue from sales of bottled water	(113,186)	(113,186)	-
Depreciation and amortization	(281,829)	(36,347)	245,482
Sales taxes	(1,801)	(1,801)	-

Total cost of revenue	(642,528)	(151,334)	491,194

Gross profit	338,048	55,984	(282,064)

Operating expenses:
Selling and distribution expenses	(894,459)	(894,459)	-
Other general and administrative expenses	(492,185)	(427,665)	64,520

Loss from operations	(1,048,596)	(1,266,140)	(217,544)

Other income (expenses):
Interest expense	(502)	33	535
Penalty for late effectiveness of registration statement	(91,297)	(91,297)	-
Gain (loss) on fair value of derivative instruments	1,143,355	1,143,355	-
Share of results in affiliated companies – Xin Le and Han Dan	333,441	-	(333,441)
Other income (expense)	(60,191)	(60,191)	-

Total other income (expenses)	1,324,806	991,900	(332,906)

Income (loss) from continuing operations before income tax	276,210	(274,240)	(550,450)

Provision for income tax	(28,157)	(509)	27,648

Income (loss) from continuing operations	248,053	(274,749)	(522,802)

Noncontrolling interest	(19,352)	-	19,352

Discontinued operations:
Income (loss) from operations of discontinued Evergreen Asset Group	-	(2,400,298)	(2,400,298)
Income tax	-	(27,647)	(27,647)
Income (loss) from discontinued operations	-	(2,427,945)	(2,427,945)

Net income (loss)	228,701	(2,702,694)	(2,931,395)

Other comprehensive income
Foreign currency translation adjustment	147,649	147,649	-

Comprehensive income (loss)	$376,350	$(2,555,045)	$(2,931,395)

Basic earnings (loss) per share	$0.00	$(0.02)	$(0.02)
Diluted earnings (loss) per share	$0.00	$(0.02)	$(0.02)

Weighted average number of common shares outstanding
Basic and Diluted	139,383,450	139,383,450	-

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 18 – Restatement to Reflect Correction of Accounting Errors (continued)

Consolidated Statements of Cash Flows

	As reported	As reported
	originally for	currently for
	the year ended	the year ended
	December 31,	December 31,	Effect of
	2008	2008	Change
Cash flows from operating activities:
Net income (loss)	$228,701	$(2,702,694)	$(2,931,395)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	281,829	36,347	(245,482)
Gain on fair value of derivative instruments	(1,143,355)	(1,143,355)	-
Noncontrolling interest	(172,859)	-	172,859
Share of results in affiliated companies - Xinxingmei and Han Dan	(333,441)	-	333,441
Changes in operating assets and liabilities:
Accounts receivable	(30,422)	(18,172)	12,250
Prepayments, deposits and other receivables	6,786,218	6,757,349	(28,869)
Inventory	(387,076)	(393,178)	(6,102)
Due from related companies	3,490,716	271,691	(3,219,025)
Due from affiliated companies	(4,995,878)	-	4,995,878
Current assets of discontinued division	-	3,379,515	3,379,515
Accounts payable	180,827	187,033	6,206
Accrued expenses	419,004	611,981	192,977
Due to directors	124,615	133,505	8,890
Due to related companies	3,630,646	3,169,152	(461,494)
Due to affiliated companies	-	1,758,281	1,758,281
Income tax payable	15,927	162	(15,765)
Current liabilities of discontinued division	-	(6,822,018)	(6,822,018)
Total adjustments	7,866,751	7,928,293	61,542

Net cash provided by (used in) operating activities	8,095,452	5,225,599	(2,869,853)

Cash flows from investing activities:
Acquisition of interest in a subsidiary - Xinchen	(7,338,979)	-	7,338,979
Acquisition of property, plant and equipment	(954,036)	(919,744)	34,292
Acquisition of intangible assets and goodwill	(133,544)	(7,291,912)	(7,158,368)
Non-current assets of discontinued division	-	2,846,414	2,846,414

Net cash provided by (used in) investing activities	(8,426,559)	(5,365,242)	3,061,317

Effect of foreign currency translation on cash and cash equivalents	17,699	148,222	130,523

Net decrease in cash and cash equivalents	(313,408)	8,579	321,987

Cash and cash equivalents at beginning of year	341,575	-	(341,575)

Cash and cash equivalents at end of year	$28,167	$8,579	$(19,588)

Supplemental schedule of non-cash activities
Outstanding obligation for acquisition of a subsidiary - Xinchen	$-	$5,950,000	$5,950,000

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 18 – Restatement to Reflect Correction of Accounting Errors (continued)

The effect of restatement for 2007 is as follows:

Consolidated Balance Sheets

	As reported	As reported
	originally	currently
	at December 31,	at December 31,	Effect of
	2007	2007	Change
Assets
Current assets:
Cash and cash equivalents	$341,575	$-	$(341,575)
Accounts receivable	518,066	-	(518,066)
Prepayments, deposits and other receivables	8,531,742	6,798,632	(1,733,110)
Inventory	-	-	-
Due from related companies	1,940,670	271,691	(1,668,979)
Due from affiliated companies	3,166,470	-	(3,166,470)
Deferred tax assets, net	1,928,186	-	(1,928,186)
Total current assets	16,426,709	7,070,323	(9,356,386)

Property, plant and equipment, net	4,752,192	-	(4,752,192)
Construction in progress	95,309	-	(95,309)
Intangible assets	-	-	-
Goodwill	-	-	-
Interests in affiliated companies	2,180,947	-	(2,180,947)
Assets of discontinued division	-	16,384,834	16,384,834

Total assets	$23,455,157	$23,455,157	$-

Liabilities
Current liabilities:
Warrant liability	$1,179,965	$1,179,965	$-
Note payable	27,344	-	(27,344)
Accounts payable	6,923,872	-	(6,923,872)
Accrued expenses	3,168,841	1,210,060	(1,958,781)
Due to directors	1,454,372	118,049	(1,336,323)
Due to related companies	1,853,779	-	(1,853,779)
Income tax payable	1,794,580	-	(1,794,580)
Total current liabilities	16,402,753	2,508,074	(13,894,679)

Long-term liabilities:
Outstanding obligation for acquisition of a subsidiary	-	-	-
Total long-term liabilities	-	-	-

Liabilities of discontinued division	-	14,208,665	14,208,665

Total liabilities	16,402,753	16,716,739	313,986

Equity
Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 authorized shares,
no shares issued and outstanding	-	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized;
139,383,450 shares issued and outstanding	139,218	139,383	165
Additional paid-in capital	6,131,697	6,131,532	(165)
Retained earnings	(670,851)	(670,851)	-
Accumulated other comprehensive income	1,138,354	1,138,354	-
Total stockholders' equity	6,738,418	6,738,418	-

Noncontrolling interest	313,986	-	(313,986)

Total equity	7,052,404	6,738,418	(313,986)
		-
Total liabilities and equity	$23,455,157	$23,455,157	$-

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 18 – Restatement to Reflect Correction of Accounting Errors (continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)

	As reported	As reported
	originally for	currently for
	the year ended	the year ended
	December 31,	December 31,	Effect of
	2007	2007	Change
Revenue:
Revenue from turn-key engineering projects	$670,559	$-	$(670,559)
Revenue from BOT wastewater treatment services	878,999	-	(878,999)
Revenue from sales of bottled water	5,066	-	(5,066)

Total revenue	1,554,624	-	(1,554,624)

Cost of revenue:
Cost of revenue for turn-key engineering projects	(674,187)	-	674,187
Cost of revenue for BOT wastewater treatment services	(299,893)	-	298,893
Cost of revenue from sales of bottled water	(3,221)	-	3,221
Depreciation and amortization	(311,330)	-	311,330
Sales taxes	(34,892)	-	34,892

Total cost of revenue	(1,323,523)	-	1,323,523

Gross profit	231,101	-	(231,101)

Operating expenses:
Selling and distribution expenses	(4,249)	-	4,249
Other general and administrative expenses	(2,021,673)	-	2,021,673

Loss from operations	(1,794,821)	-	1,794,821

Other income (expenses):
Interest expense	(1,138)	-	1,138
Penalty for late effectiveness of registration statement	(89,046)	(89,046)	-
Gain (loss) on fair value of derivative instruments	(203,904)	(203,904)	-
Share of results in affiliated companies – Xin Le and Han Dan	156,089	-	(156,089)
Other income (expense)	174,249	-	(174,249)

Total other income (expenses)	36,250	(292,950)	(329,200)

Income (loss) from continuing operations before income tax	(1,758,571)	(292,950)	1,465,621

Provision for income tax	(217)	-	217

Income (loss) from continuing operations	(1,758,788)	(292,950)	1,465,838

Noncontrolling interest	(34,836)	-	34,836

Discontinued operations:
Income (loss) from operations of discontinued Evergreen Asset Group	-	(1,627,566)	(1,627,566)
Income tax	-	(217)	(217)
Income (loss) from discontinued operations	-	(1,627,783)	(1,627,783)

Net income (loss)	(1,793,624)	(1,920,733)	(127,109)

Other comprehensive income
Foreign currency translation adjustment	686,965	686,965	-

Comprehensive income (loss)	$(1,106,659)	$(1,233,768)	$(127,109)

Basic earnings (loss) per share	$(0.01)	$(0.01)	$-
Diluted earnings (loss) per share	$(0.01)	$(0.01)	$-

Weighted average number of common shares outstanding
Basic and Diluted	139,217,450	139,383,450	165,900

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 18 – Restatement to Reflect Correction of Accounting Errors (continued)

Consolidated Statements of Cash Flows

	As reported	As reported
	originally for	currently for
	the year ended	the year ended
	December 31,	December 31,	Effect of
	2007	2007	Change
Cash flows from operating activities:
Net income (loss)	$(1,793,624)	$(1,920,733)	$(127,109)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	311,330	-	(311,330)
Gain on fair value of derivative instruments	203,904	203,904	-
Provision for doubtful accounts	(4,515,625)	-	4,515,625
Deferred tax assets	(9,026)	-	9,026
Noncontrolling interest	19,493	-	(19,493)
Share of results in affiliated companies - Xinxingmei and Han Dan	(156,089)	-	156,089
Changes in operating assets and liabilities:
Accounts receivable	6,213,634	-	(6,213,634)
Prepayments, deposits and other receivables	(6,712,181)	(6,733,284)	(21,103)
Due from related companies	2,950,586	(271,691)	(3,222,277)
Due from affiliated companies	(162,527)	2,592,000	2,754,527
Current assets of discontinued division	-	3,669,872	3,669,872
Accounts payable	(159,954)	-	159,954
Accrued expenses	(58,758)	255,227	313,985
Due to directors	(10,294)	116,920	127,214
Due to related companies	(45,566)	-	45,566
Current liabilities of discontinued division	-	(150,744)	(150,744)
Total adjustments	(2,131,073)	(317,796)	1,813,277

Net cash provided by (used in) operating activities	(3,924,697)	(2,238,529)	1,686,168

Cash flows from investing activities:
Disposal of interest in a subsidiary - Han Dan	15,343	-	(15,343)
Dividend received from an associated company – Xin Le	91,897	-	(91,897)
Acquisition of property, plant and equipment	(105,307)	-	105,307
Non-current assets of discontinued division	-	1,551,564	1,551,564

Net cash provided by (used in) investing activities	1,933	1,551,564	1,549,631

Effect of foreign currency translation on cash and cash equivalents	119,855	686,965	567,110

Net decrease in cash and cash equivalents	(3,802,909)	-	3,802,909

Cash and cash equivalents at beginning of year	4,144,484	-	(4,144,484)

Cash and cash equivalents at end of year	$341,575	$-	$(341,575)

Note 19 - Subsequent Events

In January, 2009, the Group sold 100% of the equity interest in Evergreen to Whole Treasure Investment Ltd. at a total consideration of RMB 19,000,000. After completing the transfer formalities, the Group no longer possesses any share in Evergreen.