Form 10-K/A
period 2008-12-31
China Water Group, Inc.
filed 2010-03-05
CIK 1083459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A-2

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
Yes  No ☒

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

INDEX TO FORM 10-K ANNUAL REPORT

EXPLANATORY NOTE

We, China Water Group, Inc., are filing this Amendment to our Annual Report on Form 10-K for the year ended December 31, 2008 During calendar 2010, as an initial step to become current in our filing obligations under the Securities Exchange Act of 1934, as amended. We will endeavor to file additional periodic reports to become current in our filings as expeditiously as the limited size of our staff allows. Except where a date after April 2009 is specifically mentioned, this report is written as though it had been prepared during the first four months of calendar 2009. We are filing this amendment in response to comments received from the staff of the Securities and Exchange Commission.

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

We also previously provide turn-key waste water treatment engineering design and contracting. From 2000 through 2008, we completed the following turn-key projects: Yongji Development Zone Wastewater Treatment Plant (Phase 1), Guangdong Nanhai City Jinsha Town Wastewater Treatment Plant, Guangdong Sanshui Baini Wastewater Treatment Plant and Guangzhou Yantang Wastewater Treatment Plant, Tianjin City Meichang Town Wastewater Treatment Plant,Yongji Development Zone Wastewater Treatment Plant (Phase 2), China Environment Industrial Park Wastewater Treatment Plant, Huangzhuang Industrial Park Wastewater Treatment Plant and Tian Jin WuQing No.1 Waste Water Treatment Factory. We have left this business and no longer provide turn-key waste water services.

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

On December 31, 2007, China Water Group Inc. signed a contract with Fortune Luck Global International Limited to acquire 90 percent of the equity interest of Aba Xinchen Dagu Glacier Spring Co., Limited through its subsidiary Guangzhou Xinchen Water Company. The consideration for the acquisition is $13.45 million dollars, of which $7.5 million will be paid in cash, and the remaining $5.95 million will be paid in our common stock.  As of November 20,2009, we have paid a total  of $ 7.5 million cash, but hadn’t issued any shares towards the purchase price. Acquiring this asset has allowed us to enter the bottled water business with our own high quality water source.

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

We place great emphasis on high quality bottled water marketing and  brand building also concentrate more on technical research and development, and typically set up research and development teams for specific projects to handle the design, development and improvement of such projects.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

 The Company has received a letter from the Securities and Exchange Commission Staff addressing comments to our Form 10-K for the year ended December 31, 2008.  This amendment to our Annual Report on Form 10-K and correspondence we have filed represents the Company’s continuing response to those comments.

Item 2. Description of Property

Our principal executive office consists of approximately 400 square meters of office space that we lease and which are located at Suite 7A01, Baicheng Building, 584 Yingbin Road, Dashi, Panyu District, Guangzhou, Guangdong, China. We lease this space pursuant to a  four year lease at a rate of approximately $19,000 per year commencing April 1, 2006.

Commencing  May 1 , 2009, we leased about 300 square meters of office space for the bottled water marketing development team  at Suite 4D, Yijing Building, NO.119,Guanghzou Dadao Rd, Yuexiu District, Guanghzou City, P.R.China. We lease this space pursuant to a five year lease at a rate of approximately $43,000 per year with yearly increases of approximately 5% per annum during the term of the lease.  The office is located at  Zhujiang New Town, CBD of Guangzhou

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

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2008

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable

ITEM 7.  MANAGEMENTS DISCUSSION and ANALYSIS of FINANCIAL CONDITIONS and REULTS OF OPERATION.

Year ended December 31, 2008 vs. Year ended December 31, 2007.

Revenues  Revenues from our bottled water operations increased from $0 in 2007 to $207,318  in 2008. The increase is because we did not have bottled water revenues prior to 2008.  In 2007 our revenues were from our discontinued BOT business.    Management anticipates that all future revenues will be from bottled water operations.

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

Other Income.  The change on Other Income from  a loss of ($292,950) in 2007 to a gain of $991,900 principally due to a gain on derivative instruments of $1,143,355 in 2008 as compared to a loss of ($203,904) in 2007.   .

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

	The Year Ended December 31,
	2008	2007

Net cash provided by (used in) operating activities	5,225,599	(2,238,529)
Net cash provided by (used in) investing activities	(5,365,242)	1,551,564
Net cash provided by (used in) financing activities	0	0
Net cash inflow (outflow)	8,579	0

Operating Activities. Net cash provided by operating activities was $5,225,599 for the year ended December 31, 2008, which is an increase of 7,464,128 from negative ($2,238,529) net cash provided by operating activities for the same period in 2007. The net inflow from the operating activities was mainly due to paymernts from related companies and reductions in prepayments, changing from a negative ($6,733,284)  to a positive $6,757,349.  Much of this resulted from receipt of payments from local governmental units.

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

Allowances for accounts receivables. Our provisioning policy for bad and doubtful debt is based on the evaluation of collectability and aging analysis of accounts receivables and on management’s judgment. We do not require collateral or other security to support clients’ receivables. We conduct periodic review of our clients’ financial condition and customer payment practice to minimize collection risk on accounts receivables. This review is based on considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. As of December 31, 2008, we had not made any allowance for doubtful debts.

Credit Policy. As of December 31, 2008 and 2007, our accounts receivables were  $18,172 and US $0 million, respectively. The increase in accounts receivables in 2008 was due to the new bottled water operation in 2008.. There is no allowance for doubtful amounts for 2007 or 2008

For turn-key projects, we billed our customers based on the percentage of completion as set forth in the contract signed with our customers whereas for BOT projects, we start billing our customers monthly once the wastewater treatment facilities start operation for the operating period as stipulated in the BOT agreements.

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

In order to address these material weaknesses our senior management is in the process of conducting a thorough review of our US GAAP financial reporting processes and will prepare and implement a US GAAP action plan. This plan will be designed to generally improve our US GAAP reporting processes and to strengthen our control processes and procedures in order to prevent a recurrence of the circumstances that resulted in the need to restate our quarterly financial statements. Our senior management intends to complete its review and implement a US GAAP action plan as soon as practicable. The US GAAP action plan will incorporate, among other matters, the following initiatives

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

3.	recruit an accounting staff member with US GAAP expertise and who is not affiliated withPatrizio & Zhao, LLC; and

4.
engage an internationally recognized accounting firm, which is not affiliated with ,Patrizio & Zhao, LLC, to provide us with technical advice on US GAAP matters and SEC disclosure requirements on an ongoing basis.

We have fully implemented items 1, 2, and 3, while item 4 remains in the planning stage.

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

(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, China Water Group’s management, with the participation of Wenge Fang, our principal executive officer, and Ding Rencai, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based upon that evaluation, Messrs.Fang and Rencai concluded that these disclosure controls and procedures were effective as of the end of the period covered in this report and that they provided reasonable assurance that the goals of the disclosure controls were met.

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

Wenge Fang, age 39. Prior to joining the Company as director,CEO & President in December 2008 Mr. Fang ha been a consultant to the Company since August 2007. Before this Mr. Fang founded Shenzhen Golden Lexicon Investment Consulting Co.,Ltd (a business consulting firm)and had acted as its executive director and general manager since April 2002. In July 1997, Mr. Fang joined MingHua Group a company engaged in the real estate, hotel and hi-tech business as secretary of the board of directors. In 1998, he was appointed as vice general manager of the group. In August 2001 he became the director and vice general manager of MingHua International Holding Group(mgha.ob) untill his resignation in October 2002. Mr Fang owned MBA degree from Business School of FuDan University in ShangHai, P.R.China.

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

Employment Agreements

We have annual employment agreements with our Messrs Fang and Ding which provide for the cash compensation in the amount of $44,100 in the case of Mr. Fang and $40,000 in the case of Mr. Ding. Mr. Pu was paid $16,400 for his services as Chairman without an agreement. All officers and directors are reimbursed for reasonable out of pocket expenses.These agreements are renewable on a yearly basis by us.

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

In addition to the foregoing, as at December 31, 2008 we had lent $2,889,674 to GDXS and $279,478 to BJZC on and interest free basis.  These loans are payable on demand.  Mr. Pu, Chairman of the Board holds and equity interest in both BJZC and GDXS.  As of _Feburary 28,, 2010 thisw loan has been repaid.

As at December 31, 2008, our subsidiaries Aba and Xinchen owed Guang Dong Xin Xingmei Biology Company Limited (“Xinxingmei) $1,758,281 on an interest free demand basis.  As of Feburary 28 2010, this loan has been repaied.

As at December 31, 2008, we owed Chonglaing Pu, the Chairman of the Board $130,230 and Tingli Pu, a shareholder $121,324 on an interest free on demand basis. Aas of February 28, 2010, this loan has been repaid.

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

10.7         Agreement with Tianjin Wuqing Fuyuan Economic Development Co., Ltd. dated May 28, 2005(5)

10.8         Agreement with Beijing Jinqiao Luyuan Environmental Protection Investment and Development Co., Ltd. dated August 4, 2005(5)

10.9         Agreement with Yongji Economic Development Zone Land Planning and Construction Bureau dated August 6, 2005(5)

10.10       License Agreement with Chong Liang Pu(6)

10.11       Equity Assignment Agreement with Fortune Luck Global International Limited, dated December 31, 2007 (10)

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
(7) Previously filed as exhibit 10.1 to Current Report on Form 8-K, dated December 29, 2007
(8) Previously filed as exhibit 10.1 to Current Report on Form 8-K, dated July 1, 2008.
(9) Previously filed as exhibit 10.1 to Current Report on Form 8-K, dated December 11, 2008
(10)  Previously filed as exhibit 10.11 to amendment number 1 to form 10-K for the year ended December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, March 5, 2010

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

Signature	Title	Date

/s/ Chong Liang Pu	Chairman of the Board	March 5, 2010
Chong Liang Pu

/s/ Wenge Fang	Director, CEO and President	March 5, 2010
Wenge Fang

/s/ Ding Rencai	Director and CFO	March 5, 2010
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

Parsippany, New Jersey
July 6, 2009
(Except for Note 2, 3, 4, 5, 7, 8, 9, 11, 12, 14, 15, 16, 18, 19 and 20 as to which
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

CHINA WATER GROUP, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Years Ended December 31,
	2008	2007
	(Restated)	(Restated)
Revenue:
Revenue from turn-key engineering projects	$-	$-
Revenue from BOT wastewater treatment services	-	-
Revenue from sales of bottled water	207,318	-

Total revenue	207,318	-

Cost of revenue:
Cost of revenue for turn-key engineering projects	-	-
Cost of revenue for BOT wastewater treatment services	-	-
Cost of revenue from sales of bottled water	113,186	-
Depreciation and amortization	36,347	-
Sales taxes	1,801	-

Total cost of revenue	(151,334)	-

Gross profit	55,984	-

Operating expenses:
Selling and distribution expenses	894,459	-
Other general and administrative expenses	427,665	-

Loss from operations	(1,266,140)	-

Other income (expenses):
Interest expense	33	-
Penalty for late effectiveness of registration statement	(91,297)	(89,046)
Gain (loss) on fair value of derivative instruments	1,143,355	(203,904)
Other income (expense)	(60,191)	-

Total other income (expenses)	991,900	(292,950)

Loss from continuing operations before income tax	(274,240)	(292,950)

Provision for income tax	509	-

Loss from continuing operations	(274,749)	(292,950)

Noncontrolling interest	-	-

Discontinued operations:
Loss from discontinued operations of Evergreen Asset Group (including
loss on disposal of approximately $3,844,000 in 2008)	(2,400,298)	(1,627,566)
Income tax	(27,647)	(217)
Loss from discontinued operations	(2,427,945)	(1,627,783)

Net loss	(2,702,694)	(1,920,733)

Other comprehensive income
Foreign currency translation adjustment	147,649	686,965

Comprehensive income (loss)	$(2,555,045)	$(1,233,768)

Basic earnings (loss) per share	$(0.02)	$(0.01)
Diluted earnings (loss) per share	$(0.02)	$(0.01)

Weighted average number of common shares outstanding
Basic and Diluted	139,383,450	139,383,450

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.
Consolidated Statements of Stockholders’ Equity

				Retained	Accumulated
			Additional	Earnings	other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Number	Par Value	Capital	Deficit)	Income	Equity
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Balance at January 1, 2007	135,903,698	$135,904	$4,805,192	$1,249,882	$451,389	$6,642,367

Warrants exercised for common stock	3,479,752	3,479	1,326,340	-	-	1,329,819

Net loss	-	-	-	(1,920,733)	-	(1,920,733)

Other comprehensive income	-	-	-	-	686,965	686,965

Balance at December 31, 2007	139,383,450	$139,383	$6,131,532	$(670,851)	$1,138,354	$6,738,418

Net loss	-	-	-	(2,702,694)	-	(2,702,694)

Other comprehensive income	-	-	-	-	147,649	147,649

Balance at December 31, 2008	139,383,450	$139,383	$6,131,532	$(3,373,545)	$1,286,003	$4,183,373

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

On January 23, 2008, the Chinese government approved China Water Group Inc’s. acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited. Guangzhou Xinchen Water Company Limited owns 100% equity interest of Aba Xinchen Dagu Glacier Spring Co., Limited. The acquisition was completed for a consideration of $13.45 million, of which $7.5 million was paid in cash, and the remaining $5.95 million will be paid in the future.  The primary reason for the acquisition was to enter into the bottled water industry.  The Company recorded a liability of $5.9, which represented the fair value of stock calculated based on US$ 0.2 per share, with reference to contemporaneous prices of the Company’s common stock on the Pink Quote, with total of 29.75 million shares.  This liability does not represent a contingent liability as defined under paragraph 25 of SFAS 141.  The purchase price of $13.45 million was assigned to goodwill as the net asset of Aba Xinchen Dagu Glacier Spring Co., Limited. was negative at the acquisition date.  The consolidated statement of operations for the twelve months ended December 31, 2008 included the twelve-month results of operations of Aba Xinchen Dagu Glacier Spring Co., Limited.

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

Note 11 - Due to Related Companies

At December 31, 2008, the balance due to related companies represents cash borrowed from Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) and Beijing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”) in which Mr. Pu, the Chairman of the Board, has equity interests.

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

Note 16 – Income Taxes

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiary and its affiliated Chinese operating companies. All business is conducted in PRC. As the U.S. holding company has not recorded any income for the years ended December 31, 2008 and 2007, there was no provision or benefit for U.S. income tax purpose.

The Company’s Chinese subsidiary and affiliated operating companies based in China are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a new statutory rate of 25% and were, until January 2008, subject to tax at a statutory rate of 33% (30% state income tax plus 3% local income tax) on income reported in the statutory statements after appropriate tax adjustments.

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the New CIT Law), which is effective from January 1, 2008. Under the new law, the corporate income tax rate applicable to all Companies, both domestic and foreign-invested companies, is 25%, replacing the previous applicable tax rate of 33%. For the years ended December 31, 2008 and 2007, the income tax provision by the Company was $28,156 and $217, respectively.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 17 - Pension Plans

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

Note 18 - Concentration

As of December 31, 2008, no single customer accounted for more than 10% of the company’s revenue.

Note 19 – Restatement to Reflect Correction of Accounting Errors

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 19 – Restatement to Reflect Correction of Accounting Errors (continued)

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

Note 19 – Restatement to Reflect Correction of Accounting Errors (continued)

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

Note 19 – Restatement to Reflect Correction of Accounting Errors (continued)

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 19 – Restatement to Reflect Correction of Accounting Errors (continued)

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

Note 19 – Restatement to Reflect Correction of Accounting Errors (continued)

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

Note 19 – Restatement to Reflect Correction of Accounting Errors (continued)

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

Note 20 - Subsequent Events

In January, 2009, the Group sold 100% of the equity interest in Evergreen to Whole Treasure Investment Ltd. at a total consideration of RMB 19,000,000. After completing the transfer formalities, the Group no longer possesses any share in Evergreen.

