Form 10-Q/A
period 2009-03-31
China Water Group, Inc.
filed 2010-03-17
CIK 1083459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q-A/1

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

Parsippany, New Jersey
August 10, 2009
(Except for Note 4, 6, 7, 8, 10, 11, 12, 14,
as to which the date is February 15, 2010)

CHINA WATER GROUP, INC.

Consolidated Balance Sheets
	March 31,	December 31,
	2009	2008
	(Unaudited)
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$40,679	$8,579
Accounts receivable	23,336	18,172
Prepayments, deposits and other receivables	52,673	41,283
Inventory	370,804	393,178
Loans to unrelated party	645,230	-
Total current assets	1,132,722	461,212

Property, plant and equipment, net	866,335	874,576
Construction in progress	8,258	8,248
Intangible assets	135,095	135,649
Goodwill	13,115,254	13,106,263
Assets of discontinued division	-	10,158,905

Total assets	$15,257,664	$24,744,853

Liabilities
Current liabilities:
Warrant liability	$36,610	$36,610
Accounts payable	193,510	187,033
Accrued expenses	1,825,635	1,822,041
Due to directors	168,403	251,554
Due to related companies	3,189,932	3,169,152
Due to affiliated companies	-	1,758,281
Income tax payable	172	162
Total current liabilities	5,414,262	7,224,833

Long-term liabilities:
Other payables for acquisition of a subsidiary	5,950,000	5,950,000
Total long-term liabilities	5,950,000	5,950,000

Liabilities of discontinued division	-	7,386,647

Total liabilities	11,364,262	20,561,480

Equity
Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 authorized shares,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized;
139,383,450 shares issued and outstanding	139,383	139,383
Additional paid-in capital	6,131,532	6,131,532
Retained earnings	(3,508,191)	(3,373,545)
Accumulated other comprehensive income	1,130,678	1,286,003
Total stockholders' equity	3,893,402	4,183,373

Noncontrolling interest	-	-

Total equity	3,893,402	4,183,373

Total liabilities and equity	$15,257,664	$24,744,853

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)
	Three Months Ended March 31,
	2009	2008
	(Restated)	(Restated)
Revenue
Revenue from BOT wastewater treatment services	$-	$-
Revenue from sales of bottled water	26,064	47,723

Total revenue	26,064	47,723

Cost of revenue
Cost of revenue for BOT wastewater treatment services	-	-
Cost of revenue from sale of bottled water	2,654	8,966
Depreciation and amortization	10,413	9,379
Sales tax	303	19

Total cost of revenue	13,370	18,364

Gross profit	12,694	29,359

Operating expenses
Selling and distribution expenses	(7,297)	(205,235)
General and administrative expenses	(129,685)	(113,498)

Total operating expenses	(136,982)	(318,733)

Loss from operations	(124,288)	(289,374)

Other income (expense)
Other expense	(10,188)	(613)
Interest expense	-	(80)
Penalty for late effectiveness of registration statement	-	(22,688)
Gain on financial instruments	-	518,542

Total other income	(10,188)	495,161

Income (loss) from continuing operations before income tax	(134,476)	205,787

Provision for income tax	(170)	(61)

Income (loss) from continuing operations	(134,646)	205,726

Noncontrolling interest	-	-

Discontinued operations:
Income from discontinued operations of Evergreen Asset Group	-	94,518
Income tax	-	(6,626)
Income from discontinued operations	-	87,892

Net income (loss)	(134,646)	293,618

Other comprehensive income (loss)
Foreign currency translation adjustment	(155,325)	307,189

Comprehensive income (loss)	$(289,971)	$600,807

Basic earnings per share	$(0.00)	$0.00
Diluted earnings per share	$(0.00)	$0.00

Weighted average number of common shares outstanding
Basic and Diluted	139,383,450	139,383,450

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2009	2008
	(Restated)	(Restated)
Cash flows from operating activities
Net income	$(134,646)	$293,618
Adjustments to reconcile net income to net cash provided by (used in)
operating activities :
Depreciation and amortization	10,413	9,379
Gain on financial instruments	-	(518,542)
Noncontrolling interest	-	-

Changes in operating assets and liabilities :
Accounts receivable	(5,141)	(20,522)
Prepayment, deposits and other receivables	(11,337)	6,172,240
Inventory	22,865	(514,210)
Current assets of discontinued division	5,216,856	4,519,371
Accounts payable	6,241	186,856
Accruals and other liabilities	2,980	442,115
Current liabilities of discontinued division	(7,394,868)	(11,028,127)
Total adjustments	(2,151,991)	(751,440)

Net cash provided by operating activities	(2,286,637)	(457,822)

Cash flows from investing activities
Due from related companies	-	39,281
Loans to unrelated party	(645,138)	-
Non-current assets of discontinued division	4,953,355	3,207,465
Acquisition of property, plant and equipment	(349)	(861,251)
Acquisition of intangible assets	-	(135,231)
Acquisition of goodwill	-	(12,935,056)

Net cash used in investing activities	4,307,868	(10,684,792)

Cash flows from financing activities
Due to related companies	16,797	3,245,836
Due to directors	(83,455)	27,243
Due to affiliated companies	(1,760,238)	1,637,729
Other payables for acquisition of a subsidiary	-	5,950,000

Net cash provided by financing activities	(1,826,896)	10,860,808

Effect of foreign currency translation on cash and cash equivalents	(162,235)	307,191

Net increase (decrease) in cash and cash equivalents	32,100	25,385

Cash and cash equivalents, beginning of period	8,579	-

Cash and cash equivalents, end of period	$40,679	$25,385

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

Reclassification

Certain amounts of December 31, 2008 and March 31, 2008 were reclassified for presentation purposes.

Note 4 – Earnings Per Share

(i)	The basic earnings per share are calculated using the net income and the weighted average number of shares outstanding during the year.

	Three Months Ended March 31,
	2009	2008

Net income	$(134,646)	$293,618

Weighted average number of common shares outstanding	139,383,450	139,383,450

Basic earnings per share	$(0.00)	$0.00

(ii)
The diluted earnings per share are calculated using the net income and the weighted average number of shares outstanding during the year together with incremental common shares issuable upon the exercise of all warrants issued.

	Three Months Ended March 31,
	2009	2008

Net income	$(134,646)	$293,618

Weighted average number of common shares outstanding	139,383,450	139,383,450

Diluted earnings per share	$(0.00)	$0.00

As the April Warrants and the September Warrants are anti-dilutive, they are being excluded from the calculation of diluted earnings per share.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 5 – Inventory

Inventory at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008

Raw materials	$1,798	$1,796
Packaging supplies	199,969	198,958
Finished goods	169,037	192,424

Total	$370,804	$393,178

Note 6 – Property, Plant And Equipment, Net

Property, plant and equipment, net at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008

Office equipment	$11,783	$16,858
Furniture and fixtures	5,445	-
Motor vehicles	59,436	59,362
Building and structure	178,914	170,785
Bottled water production equipment	657,413	664,492

Total	912,991	911,497

Less : Accumulated depreciation	(46,656)	(36,921)

Property, plant and equipment, net	$866,335	$874,576

Depreciation expenses for the three months ended March 31, 2009 and 2008 were $9,688 and $8,672, respectively.

Note 7 – Intangible Assets

Intangible assets at March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008

Rights to use land	$145,003	$144,821
Less: accumulated amortization	9,908	9,172

Total	$135,095	$135,649

Amortization expenses for the three months ended March 31, 2009 and 2008 were $725 and $707, respectively.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 8 - Goodwill

On January 23, 2008, the Group completed its acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited for a consideration of $13.45 million. Goodwill, which is equal to the excess of cost over the fair value of acquired assets, has been recorded in conjunction with the acquisition. Goodwill is accounted for in accordance with SFAS 142. Under SFAS 142, goodwill is not amortized and is subject to impairment test, at least annually. The test consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No 141, “Business Combinations”. As of March 31, 2009, the Company concluded that there were no impairments of goodwill.

Note 9 - Warrant Liability

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

Note 9 - Warrant Liability (continued)

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

Note 9 - Warrant Liability (continued)

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

Note 10 - Due to Related Companies

At March 31, 2009, the balance due to related companies represents cash borrowed from Beijing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”) in which Mr. Pu has equity interests.

All amounts are interest-free, unsecured and repayable on demand.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 11 – Discontinued Operations

On December 30, 2008, the Company decided to discontinue the operations of Evergreen Assets Group Limited and put the business for sale. The Company decided to sell this division primarily because the industry of waste water treatment is facing more intense competition. The industry itself requires large investment in capital along with low rates of return over long period. The disposal date was January 31, 2009. Evergreen’s pretax income reported in discontinued operations, for the three months ended March 31, 2008, was $94,518.

Note 12 - Income Taxes

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiary and its affiliated Chinese operating companies. All business is conducted in PRC. As the U.S. holding company has not recorded any income for the three months ended March 31, 2009 and 2008, there was no provision or benefit for U.S. income tax purpose.

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

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the New CIT Law), which is effective from January 1, 2008. Under the new law, the corporate income tax rate applicable to all Companies, both domestic and foreign-invested companies, is 25%, replacing the previous applicable tax rate of 33%. For the three months ended March 31, 2009, the income tax provision by the Company was $170.

Note 13 - Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes monthly contributions of 12% of all employees' salaries to the employee welfare plan.

Note 14 – Restatement to Reflect Correction of Accounting Errors

We elected to restate our March 31, 2009 financial statement to (1) recognize additional liability relating to acquisition of a subsidiary, Xinchen’s equity interest and (2) segregate the assets and liabilities of Evergreen because of discontinued operations.

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 14 – Restatement to Reflect Correction of Accounting Errors (continued)

The effect of restatement for the quarter ended March 31, 2009 is as follows:

Consolidated Balance Sheets

	As reported	As reported
	originally	currently
	at March 31,	at March 31,	Effect of
	2009	2009	Change
Assets
Current assets:
Cash and cash equivalents	$40,679	$40,679	$-
Accounts receivable	23,336	23,336	-
Prepayments, deposits and other receivables	52,673	52,673	-
Inventory	370,804	370,804	-
Loans to unrelated party	645,230	645,230	-
Total current assets	1,132,722	1,132,722	-

Property, plant and equipment, net	866,335	866,335	-
Construction in progress	8,258	8,258	-
Intangible assets	135,095	135,095	-
Goodwill	7,165,254	13,115,254	5,950,000

Total assets	$9,307,664	$15,257,664	$5,950,000

Liabilities
Current liabilities:
Warrant liability	$36,610	$36,610	-
Accounts payable	193,510	193,510	-
Accrued expenses	1,825,635	1,825,635	-
Due to directors	168,403	168,403	-
Due to related companies	3,189,932	3,189,932	-
Income tax payable	172	172	-
Total current liabilities	5,414,262	5,414,262	-

Long-term liabilities:
Other payables for acquisition of a subsidiary	-	5,950,000	5,950,000
Total long-term liabilities	-	5,950,000	5,950,000

Total liabilities	5,414,262	11,364,262	5,950,000

Equity
Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 139,383,450 shares issued and outstanding	139,383	139,383	-
Additional paid-in capital	2,584,188	6,131,532	3,547,344
Retained earnings	1,072,584	(3,508,191)	(4,580,775)
Accumulated other comprehensive income	97,247	1,130,678	1,033,431
Total stockholders' equity	3,893,402	3,893,402	-

Noncontrolling interest	-	-	-

Total equity	3,893,402	3,893,402	-

Total liabilities and equity	$9,307,664	$15,257,664	$5,950,000

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 14 – Restatement to Reflect Correction of Accounting Errors (continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)

	As reported	As reported
	originally for	currently for
	the three months	the three months
	ended March 31,	ended March 31,	Effect of
	2009	2009	Change
Revenue
Revenue from BOT wastewater treatment services	$-	$-	$-
Revenue from sales of bottled water	26,064	26,064	-

Total revenue	26,064	26,064	-

Cost of revenue
Cost of revenue for BOT wastewater treatment services	-	-	-
Cost of revenue from sale of bottled water	2,654	2,654	-
Depreciation and amortization	10,413	10,413	-
Sales tax	303	303	-

Total cost of revenue	13,370	13,370	-

Gross profit	12,694	12,694	-

Operating expenses
Selling and distribution expenses	(7,297)	(7,297)	-
General and administrative expenses	(129,685)	(129,685)	-

Total operating expenses	(136,982)	(136,982)	-

Loss from operations	(124,288)	(124,288)	-

Other income (expense)
Other expense	(10,188)	(10,188)	-
Gain on disposal of a subsidiary – Evergreen	2,775,104	-	(2,775,104)

Total other income	2,764,916	(10,188)	(2,775,104)

Income before income tax and minority interest	2,640,628	(134,476)	(2,775,104)

Income tax expense	(170)	(170)	-

Income before minority interest	2,640,458	(134,646)	(2,775,104)

Minority interest	-	-	-

Net income	2,640,458	(134,646)	(2,775,104)

Other comprehensive income
Foreign currency translation adjustment	(1,188,751)	(155,325)	1,033,426

Comprehensive income	$1,451,707	$(289,971)	$(1,741,678)

Basic earnings per share	$0.02	$(0.00)	$(0.02)
Diluted earnings per share	$0.02	$(0.00)	$(0.02)

Weighted average number of common shares outstanding Basic and Diluted	139,383,450	139,383,450	-

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 14 – Restatement to Reflect Correction of Accounting Errors (continued)

Consolidated Statements of Cash Flows

	As reported	As reported
	originally for	currently for
	the three months	the three months
	ended March 31,	ended March 31,	Effect of
	2009	2009	Change
Cash flows from operating activities
Net income	$2,640,458	$(134,646)	$(2,775,104)
Adjustments to reconcile net income to net cash provided by (used in) operating activities :
Depreciation and amortization	10,413	10,413	-
Minority interest	-	-	-

Changes in operating assets and liabilities :
Accounts receivable	(24,750)	(5,141)	19,609
Prepayment, deposits and other receivables	(48,549)	(11,337)	37,212
Inventory	22,865	22,865	-
Current assets of discontinued division	-	5,216,856	5,216,856
Accounts payable	6,241	6,241	-
Accruals and other liabilities	40,182	2,980	(37,202)
Current liabilities of discontinued division	-	(7,394,868)	(7,394,868)
Total adjustments	6,402	(2,151,991)	(2,158,393)

Net cash provided by operating activities	2,646,860	(2,286,637)	(4,933,497)

Cash flows from investing activities
Due from related companies	(502,911)	-	502,911
Loans to unrelated party	(2,384,925)	(645,138)	1,739,787
Disposal of interest in a subsidiary – Evergreen	82,108	-	(82,108)
Non-current assets of discontinued division	-	4,953,355	4,953,355
Acquisition of property, plant and equipment	(349)	(349)	-

Net cash used in investing activities	(2,806,077)	4,307,868	7,113,945

Cash flows from financing activities
Due to related companies	255,138	16,797	(238,341)
Due to directors	(83,455)	(83,455)	-
Due to affiliated companies	-	(1,760,238)	(1,760,238)

Net cash provided by financing activities	171,683	(1,826,896)	(1,998,579)

Effect of foreign currency translation on cash and cash equivalents	46	(162,235)	(162,281)

Net increase (decrease) in cash and cash equivalents	12,512	32,100	19,588

Cash and cash equivalents, beginning of period	28,167	8,579	(19,588)

Cash and cash equivalents, end of period	$40,679	$40,679	$-

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 15 - Concentration

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

Note 16 - Supplemental Cash Flow Disclosures

The following is the supplemental information relating to the consolidated statements of cash flows:

	March 31,	March 31,
	2009	2008

Cash paid for interest	$-	$138

Cash paid for income taxes	$170	$6,687

Note 17 - Subsequent Events

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

RESULTS OF OPERATIONS

Quarter Ended March 31, 2009 vs. Quarter Ended March 31, 2008

Total revenue. We reported total revenue of $26,064 for the three months ended March 31, 2009 as compared to $47,223 for the three months ended March 31, 2008.  . At the end of 2008 we determined to develop new distribution channels for our bottled water.  This will result in what management  believes will prove a short term decline in bottled water sales.  The results for the quarter reflect these new directions as there were no revenues from turn-key engineering projects or from BOT wastewater treatment services.

Cost of revenue. Our total cost of revenue decreased from $18,364 for the three months ended March 31, 2008 to $13,370 for the three months ended March 31, 2009. This was primarily due to our reduced sales of bottled water during the period as we repositioned our distribution efforts..

Gross profit. Gross profit, as a percentage of total revenue for the three months ended March 31, 2009 and 2008, was approximately 48.7% or $12,694 as compared to 61.5% or $29,359.   Decreased gross profits and margins  the Company’s reflect reduced levels of operations as we seek to reposition our bottled water sales model.

Operating expenses. Our total operating expenses for the three months ended March 31, 2009 and 2008 were $136,982 and $318,733, respectively. The principal components of operating expenses were selling and distribution expenses, administrative salaries and benefits, depreciation and amortization, traveling expenses, rental expenses and other general administration costs. A decrease in operating expenses for the three months ended March 31, 2009 of $181,751 as compared to the three months ended March 31, 2008 was primarily due to the decreased levels of selling and distribution expense as sales effort was reduced during this period of repositioning of our branded bottled water.

Penalty for late effectiveness of registration statement This amount represents the liquidated damages payment obligation we accrued in connection with the September Private Placement by missing the deadline we agreed to for effectiveness of the registration statement we filed in connection with that financing. Under the subscription agreement for the September Private Placement, we agreed to prepare and file with the SEC (and did so file), at our own expense, a registration statement covering the registrable securities related to that placement. We agreed that in the event that the registration statement is not declared effective by the SEC within the earlier of 120 days from the final closing, we would pay to the investors in the September Private Placement liquidated damages in the amount of 2.0% of the purchase price of the registrable securities for each month until the registration statement is declared effective. These liquidated damages began accruing on January 12, 2006. We agreed that if we do not remit payment of these liquidated damages, we will pay the investors in the September Private Placement interest at the rate of 12% per year until the liquidated damages are paid in full. The subscription agreement provides that if a registration statement is not effective at any time after one year following the issuance date of the September Warrants, these liquidated damages obligations have stopped accruing. As of September 14, 2006 the liquidated damages obligations stopped accruing for a period of time and then other related damages began to accrue. As of March 31, 2006, we had made an accrual of $828,027 for such liquidated damages.

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

Unrealized gain on financial instruments. Unrealized gains or losses on financial instruments represent the change in the fair market value of the financial instruments at each reporting date. The unrealized gain on financial instruments for the three months ended March 31, 2008 was $307,189. There was an unrealized loss  on financial instruments of $(155,324)for the three months ended March 31, 2009.

Net  income. We had a net loss of $(134,646)  for the three months ended March 31, 2009, and a net income, after income tax and income from discontinued operations , of $293,618 for the three months ended March 31, 2008.  The decreased net income as compared to the prior period reflects the sale of our BOT waste water treatment services and our having exited the turn-key engineering project aspect of our business as well as the start up expenses related to the reintroduction of our branded bottled water.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow generated from investing. Net cash provided by investing activities during the three months ended March 31, 2009 was $4,307,868.  At the end of the period, our cash and cash equivalents were $40,679.   We plan to secure bank loans to support our future projects.  Our Chairman, the majority shareholder, has also promised to provide additional funds when needed.  However, this promise is not a legally binding commitment.  Furthermore, we do not have any commitments for bank loans. If bank loans are not obtained and our majority shareholder does not provide funding, we could be required to severely curtail our operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies include revenue recognition and impairment of assets.

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

Earnings per share. Basic earnings per share are computed by dividing the net income attributable to common stock for the year by the weighted average number of common shares outstanding during the year. Diluted earnings  per share are computed by dividing the net income for the year by the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares (which includes incremental common shares issuable upon the exercise of stock options, unvested restricted common stock and shares that may be issued on a contingent basis) are included in diluted earnings per share to the extent such shares are dilutive. In accordance with SFAS 128, Earnings Per Share, we use income from continuing operations, net of income taxes, as the “control number” in determining whether common equivalent shares are dilutive or anti-dilutive in periods where discontinued operations are reported.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 ®, “Business Combinations” (“SFAS 141®”). SFAS 141® defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS 141® applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

ITEM 3.  QUANTITATIVE and QUALITATIVE DISCLOSURES about MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

Other than those disclosed above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the first quarter of our 2009 fiscal year.

Material Weaknesses as at March 31, 2009

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

(b) Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act,  management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting
There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the first quarter of our year ended December 31, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

CHINA WATER GROUP, INC.
(Registrant)

Dated: March 17, 2010	By: /s/ Wenge Fang
Wenge Fang,
Chief Executive Officer

Dated: March 17, 2010	By: /s/ Ding Rencai
Ding Rencai,
Chief Financial Officer