Form 10-K/A
period 2008-12-28
China Water Group, Inc.
filed 2010-12-28
CIK 1083459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A-3

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

      On December 31, 2007, China Water Group Inc. signed a contract with Fortune Luck Global International Limited to acquire 90 percent of the equity interest of Aba Xinchen Dagu Glacier Spring Co., Limited through its subsidiary Guangzhou Xinchen Water Company. The consideration for the acquisition is $13.45 million dollars, of which $7.5 million will be paid in cash, and the remaining $5.95 million will be paid in our common stock.  As of November 20, 2009, we have paid a total  of $ 7.5 million cash, but hadn’t issued any shares towards the purchase price. Acquiring this asset has allowed us to enter the bottled water business with our own high quality water source.

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

BOTTLED WATER OPERATIONS

In 2007 we entered into an agreement with Fortune Luck Global International Limited to secure a high quality source of natural drinking water from the Dagu glacier.  During the calendar years 2007 and 2008 we conducted a limited test market of bottled water in Guangzhou. Management was satisfied with the results and intends to expand this business to make it the main business of the Company in the future. At the beginning of 2008, we started developing the  bottled water business. The Company established development and branding strategies for the bottled water business, managed to set up four regional sales centers in the cities of Shanghai , Beijing, Chengdu and Guangzhou, as part of the strategy to promote our products in China’s major cities. The May 12th earthquake in Sichuan, however, had a severe impact on our marketing efforts, as the earthquake damaged the roads between Aba, where our production is located, and Chengdu. The roads did not reopen until November 2008. Our agreement with Fortune Luck Global has been filed as an exhibit to this report.

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

The Chinese Bottled Water Industry.

In China, water resources per capita are only 28% of the world average. Compounding the lack of water resources, the State Environment Protection Administration of China estimated in 2007 that tap water in one-half of China's major cities was polluted by industrial chemicals and agriculture fertilizers. A large amount of wastewater is directly discharged into water bodies, and industrial wastewater treatment has not been completely established, resulting in serious water pollution problems. Safe drinking water is a priority in China, and given the lack of wastewater treatment plants, the drinking water issues are not likely to be solved in the near future. China's bottled water industry started to grow as drinking water quality in China began to deteriorate. The market grew at a compound rate of around 37% yearly from 1994 to 2005. According to the Beverage Marketing Corporation, China was the fastest growing consumer of bottled  water in the world with a 17.5% compounded annual growth rate from 2002 to 2007, double the next fastest growing country, the United States. Although China was the fastest growing and third largest consumer of bottled water, it represented less than one-half of the world's per capita average of liters consumed and only 11% of the per capita average of liters consumed of the top 20 countries.

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

Bottled Water  Raw water flows into water processing workshop through a stainless steel pipe.  After sand filtration, carbon filtration, membrane filtration and ozone sterilizing, the  water is placed into containers. Then the water will be poured into PET bottles automatically by an aseptic operation.  Then these filled PET products are packed and transported to the market.

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

Quality Control  during  production for bottled water .  We have established at the factory  a  department and  laboratory facilities to ensure the high quality of our products. Specific procedures include testing at each stage such as water source, water treatment, bottling, packaging, and finished products to ensure our products are meeting all healthy water standards and the expectations of our customers.

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

Bottled Water

       We have entered into a 50-year exclusive contract to use the glacier spring water at the Aba area with the  Aba Municipal Government of Sichuan province. According to the contract, during the first 10 years, we have the right to exclude any competitor for the water source. Currently, we have established a bottling facility in the area, primarily for 350 ML and 500 ML bottled water. A  3L facility is under construction with expected completion in January, 2010.  Our current production capacity is 120 tons per day.  We intend to increase the capacity to 200 tons per day in the future. In addition to Aba, we are in the process of exploring new water sources.

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

Our transition from a waste water treatment company with a BOT model to a premium bottled water production, distribution and marketing company will occur over several years as our BOT operations are disposed of from time to time as opportunities present themselves to us and our capital resources and efforts are devoted to expanding bottled water operations.

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

Our bottled water business may face increased competition.  We believe that there is a pressing need for a premium, pure, drinkable bottled water in the PRC.  Other companies with greater resources and other advantages over us, such as established distribution networks, may also perceive the need for premium bottled water in the PRC, enter our market and compete with us successfully and cause our results to suffer.

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

	The Year Ended December 31,
	2008	2007

Net cash provided by (used in) operating activities	5,225,599	(2,238,529)
Net cash provided by/(used in) investing activities	(5,365,242)	1,551,564
Net cash provided by/(used in) financing activities	0	0
Net cash inflow(outflow)	8,579	0

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

Revenues from sale of environment protection related products and provision of technical services are recognized when goods are delivered or as services are performed. The contractual terms of the purchase agreements or consultancy agreements dictate the recognition of revenues by us. We recognize revenue in accordance with Staff Accounting Bulletin No.104. Accordingly, four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2)delivery has occurred; (3)the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4)are based on management’s judgments regarding the fixed nature of the selling prices of the products or services delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and our customer jointly determine that the product has been delivered or no refund will be required.

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

ITEM 9.  CHANGES in and DISAGREEMENTS with ACCOUNTANTS on ACCOUNTING and FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).  CONTROLS and PROCEDURES.

a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, China Water Group’s management, with the participation of Wenge Fang, our principal executive officer, and Ding Rencai, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based upon that evaluation, Messrs.Fang and Rencai concluded that these disclosure controls and procedures were not fully effective as of the end of the period covered in this report and that they did not provide reasonable assurance that the goals of the disclosure controls were met.

(b) Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act,     management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that the Company’s internal control over financial reporting were not effective as of December 31, 2008. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.  While management believes that the Company has made incremental progress towards remedying the weaknesses in controls and procedures that existed at December 31, 2006, the principal weaknesses that remain to be remedied from the plan we adopted as set forth below are: (i) expanding our internal accounting staff so that we can have a better allocation of responsibilities and more extensive review of the recordation of transactions and (ii) engaging an experienced accountant familiar with USGAAP to assist us ,which is not affiliated with ,Patrizio & Zhao,LLC, to assist our accounting department and internal audit function in the preparation of our US GAAP consolidated financial statements.  We are not certain when we will complete the remaining remediation steps to improve our controls and procedures.

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

Other than those disclosed above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal year ended December 31, 2008

(

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

Summary Compensation Table

The following table sets forth certain information regarding our executive compensation:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Chong
Liang Pu.	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Chairman
	2008	16,400	-0-	-0-	-0-	-0-	-0-	-0-	16,400
Wenge
Fang,	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO
	2008	44,100	-0-	-0-	-0-	-0-	-0-	-0-	44,100
Ding
Rencai,	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CFO
	2008	40,000	-0-	-0-	-0-	-0-	-0-	-0-	40,000

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

As at December 31, 2008, our subsidiaries Aba and Xinchen owed Guang Dong Xin Xingmei Biology Company Limited (“Xinxingmei) $1,758,281 on an interest free demand basis.  As of Feburary 28 2010, these loans have been repaid.

As at December 31, 2008, we owed Chonglaing Pu, the Chairman of the Board $130,230 and Tingli Pu, a shareholder $121,324 on an interest free on demand basis. As of February 28, 2010, these loans have been repaid.

)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, December 27, 2010

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

Signature	Title	Date

/s/ Chong Liang Pu	Chairman of the Board	December 27, 2010
Chong Liang Pu

/s/ Wenge Fang	Director, CEO and President	December 27, 2010
Wenge Fang

/s/ Ding Rencai	Director and CFO	December 27, 2010
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