Form 10-K/A
period 2008-12-31
China Water Group, Inc.
filed 2011-06-08
CIK 1083459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A-4

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

Cost of Revenues.  Cost of revenues from our bottled water operations increased from $0 in 2007 to $151,334 in 2008.  Costs related to our BOT business which we are discontinuing, are no longer included in costs of revenues. .  Gross profit from bottled water operations was $55,984 in 2008 as compared to$0 in 2007, reflecting our having bottled water operations.

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

Comprehensive Loss  As a result of the foregoing factors, especially the Company’s incurring much of the negative impact of its move from waste water treatment as turn-key engineering or BOT basis to bottled water production, distribution and sales was incurred in 2008 and the Company’s stock price being relatively stable during 2008, comprehensive income (loss), which was a loss of $(1,233,768) in 2007 increased to ($2,315,798) in 2008.

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

	The Year Ended December 31,
	2008	2007

Net cash provided by (used in) operating activities	(107,030)	(4,675,758)
Net cash provided by/(used in) investing activities	(5,093,551)	3,871,873
Net cash provided by/(used in) financing activities	5,060,938	116,920
Net cash inflow(outflow)	8,579	0

Operating Activities. Net cash provided by operating activities was $(107,030) for the year ended December 31, 2008, which is an increase4,568,728 from negative ($4,675,758) net cash provided by operating activities for the same period in 2007. The net inflow from the operating activities was mainly due to reductions in prepayments.

Financiang Activities: Net cash provided by financing activities was $5,060,938 for the year ended December 31, 2008, which is an increase$4,944,018 from $116,920 net cash provided by operating activities for the same period in 2007. The net inflow from the financing activities was mainly due to paymernts from related companies

Our future liquidity will be dependant on our ability to either obtain financing  or proceeds from the sale of our remaining BOT plants to fund our bottled water operations or our obtaining loans.  None of these events are entirely within our control.  If we do not receive additional cash resources, the scope of our production, marketing and distribution effort for our bottled water will be reduced.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, June 7, 2010

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

Signature	Title	Date

/s/ Chong Liang Pu	Chairman of the Board	June 7, 2010
Chong Liang Pu

/s/ Wenge Fang	Director, CEO and President	June 7, 2010
Wenge Fang

/s/ Ding Rencai	Director and CFO	June 7, 2010
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

/s/ Patrizio & Zhao, LLC

Parsippany, New Jersey
July 6, 2009
(Except for Note 2, 3, 4, 5, 7, 8, 9, 11, 12, 14, 15, 16, 18, 19 and 20 as to which the date is November 15, 2009)

CHINA WATER GROUP, INC.
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$8,579	$-
Accounts receivable	18,172	-
Prepayments, deposits and other receivables	41,283	6,798,632
Inventory	393,178	-
Due from related companies	-	271,691
Total current assets	461,212	7,070,323

Property, plant and equipment, net	874,576	-
Construction in progress	8,248	-
Intangible assets	135,649	-
Goodwill	13,106,263	-
Assets of discontinued division	10,158,905	16,384,834

Total assets	$24,744,853	$23,455,157

Liabilities
Current liabilities:
Warrant liability	$36,610	$1,179,965
Accounts payable	187,033	-
Accrued expenses	1,822,041	1,210,060
Due to directors	251,554	118,049
Due to related companies	3,169,152	-
Due to affiliated companies	1,758,281	-
Income tax payable	162	-
Total current liabilities	7,224,833	2,508,074

Long-term liabilities:
Outstanding obligation for acquisition of a subsidiary	5,950,000	-
Total long-term liabilities	5,950,000	-

Liabilities of discontinued division	7,386,647	14,208,665

Total liabilities	20,561,480	16,716,739

Equity
Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 139,383,450 shares issued and outstanding at December 31, 2008 and 2007	139,383	139,383
Additional paid-in capital	6,131,532	6,131,532
Retained earnings (accumulated deficit)	(3,252,804)	(670,851)
Accumulated other comprehensive income	1,404,509	1,138,354
Total stockholders' equity	4,422,620	6,738,418

Noncontrolling interest	(239,247)	-

Total equity	4,183,373	6,738,418

Total liabilities and equity	$24,744,853	$23,455,157

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)

	For the Years Ended December 31,
	2008	2007
	(Restated)	(Restated)
Revenue:
Revenue from turn-key engineering projects	$-	$-
Revenue from BOT wastewater treatment services	-	-
Revenue from sales of bottled water	207,318	-

Total revenue	207,318	-

Cost of revenue:
Cost of revenue for turn-key engineering projects	-	-
Cost of revenue for BOT wastewater treatment services	-	-
Cost of revenue from sales of bottled water	113,186	-
Depreciation and amortization	36,347	-
Sales taxes	1,801	-

Total cost of revenue	(151,334)	-

Gross profit	55,984	-

Operating expenses:
Selling and distribution expenses	894,459	-
Other general and administrative expenses	427,665	-

Loss from operations	(1,266,140)	-

Other income (expenses):
Interest expense	33	-
Penalty for late effectiveness of registration statement	(91,297)	(89,046)
Gain (loss) on fair value of derivative instruments	1,143,355	(203,904)
Other income (expense)	(60,191)	-

Total other income (expenses)	991,900	(292,950)

Loss from continuing operations before income tax	(274,240)	(292,950)

Provision for income tax	509	-

Loss from continuing operations	(274,749)	(292,950)

Discontinued operations:

Loss from discontinued operations of Evergreen Asset Group (including loss on disposal of approximately $3,844,000 in 2008)	(2,400,298)	(1,627,566)
Income tax	(27,647)	(217)
Loss from discontinued operations	(2,427,945)	(1,627,783)

Net loss	(2,702,694)	(1,920,733)

Less:Net loss attributable to noncontrolling interest	(120,741)	-

Net loss attributable to CHWG	(2,581,953)	(1,920,733)

Other comprehensive income
Foreign currency translation adjustment	266,155	686,965

Comprehensive income (loss)	$(2,315,798)	$(1,233,768)

Basic earnings (loss) per share	$(0.02)	$(0.01)
Diluted earnings (loss) per share	$(0.02)	$(0.01)

Weighted average number of common shares outstanding Basic and Diluted	139,383,450	139,383,450

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.
Consolidated Statements of Stockholders’ Equity

				Retained	Accumulated
			Additional	Earnings	other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Stockholders’
	Number	Par Value	Capital	Deficit)	Income	Equity
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Balance at January 1, 2007	135,903,698	$135,904	$4,805,192	$1,249,882	$451,389	$6,642,367

Warrants exercised for common stock	3,479,752	3,479	1,326,340	-	-	1,329,819

Net loss	-	-	-	(1,920,733)	-	(1,920,733)

Other comprehensive income	-	-	-	-	686,965	686,965

Balance at December 31, 2007	139,383,450	$139,383	$6,131,532	$(670,851)	$1,138,354	$6,738,418

Net loss	-	-	-	(2,581,953)	-	(2,581,953)

Other comprehensive income	-	-	-	-	266,155	266,155
Balance at December 31, 2008	139,383,450	$139,383	$6,131,532	$(3,252,804)	$1,404,509	$4,422,620

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$(2,702,694)	$(1,920,733)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36,347	-
Gain on fair value of derivative instruments	(1,143,355)	203,904
Changes in operating assets and liabilities:
Accounts receivable	(18,172)	-
Prepayments, deposits and other receivables	6,757,349	(6,733,284)
Inventory	(393,178)	-
Current assets of discontinued division	3,379,515	3,669,872
Accounts payable	187,033	-
Accrued expenses	611,981	255,227
Income tax payable	162	-
Current liabilities of discontinued division	(6,822,018)	(150,744)

Total adjustments	2,595,664	(2,755,025)

Net cash provided by (used in) operating activities	(107,030)	(4,675,758)

Cash flows from investing activities:
Due from related companies	271,691	(271,691)
Due from affiliated companies	-	2,592,000
Acquisition of property, plant and equipment	(919,744)	-
Acquisition of intangible assets and goodwill	(7,291,912)	-
Non-current assets of discontinued division	2,846,414	1,551,564

Net cash provided by (used in) investing activities	(5,093,551)	3,871,873

Cash flows from Financing activities:
Due to directors	133,505	116,920
Due to related companies	3,169,152	-
Due to affiliated companies	1,758,281	-

Net cash provided by (used in) financing activities	5,060,938	116,920

Effect of foreign currency translation on cash and cash equivalents	148,222	686,965

Net increase in cash and cash equivalents	8,579	0

Cash and cash equivalents at beginning of year	-	-

Cash and cash equivalents at end of year	$8,579	$-

Supplemental schedule of non-cash activities
Outstanding obligation for acquisition of a subsidiary - Xinchen	$5,950,000	$-

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

On January 23, 2008, the Chinese government approved China Water Group Inc’s. acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited. Guangzhou Xinchen Water Company Limited owns 100% equity interest of Aba Xinchen Dagu Glacier Spring Co., Limited. The acquisition was completed for a consideration of $13.45 million, of which $7.5 million was paid in cash, and the remaining $5.95 million will be paid in the future. The primary reason for the acquisition was to enter into the bottled water industry. The results of operations for the period from January to December 2008 were included in the combined income statement. The Company recorded a liability of $5.9, which represented the fair value of stock calculated based on US$ 0.2 per share, with reference to contemporaneous prices of the Company’s common stock on the Pink Quote, with total of 29.75 million shares. This liability does not represent a contingent liability as defined under paragraph 25 of SFAS 141. Approximately $13 million of the purchase price of $13.45 million was assigned to goodwill as the net asset of Aba Xinchen Dagu Glacier Spring Co., Limited. was minimum at the acquisition date. The consolidated statement of operations for the twelve months ended December 31, 2008 included the twelve-month results of operations of Aba Xinchen Dagu Glacier Spring Co., Limited.

The following table presents the allocation of the purchase price, including related acquisition costs, to the assets acquired and liabilities assumed based on their fair values at the date of acquisition:

Cash	$19,966
Accounts receivable	23,532
Inventory	509,356
Other current assets	1,052,286
PP&E	847,902
Other assets	1,324,541
Goodwill	13,106,263
Total assets acquired	16,883,846
Accounts payable	(211,195)
Other current liabilities	(3,222,651)
Total liabilities assumed	(3,433,846)
Purchase price	$13,450,000

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 15 - Earnings (Loss) Per Share

The Company presents earnings per share (“EPS) on a basic and diluted basis.

(i)	The basic earnings (loss) per share is calculated using the net income (loss) and the weighted average number of shares outstanding during the year.

	Year ended December 31,
	2008	2007

Net loss attributable to CHWG	$(2,581,593)	$(1,920,733)

Weighted average number of common shares outstanding	139,383,450	139,383,450

Basic earnings (loss) per share	$(0.02)	$(0.01)

(ii)
The diluted earnings (loss) per share is calculated using the net income (loss) and the weighted average number of shares outstanding during the year together with incremental common shares issuable upon exercise of all warrants issued.

	Year ended December 31,
	2008	2007

Net loss attributable to CHWG	$(2,581,593)	$(1,920,733)

Diluted weighted average number of common shares outstanding	139,383,450	139,383,450

Diluted earnings (loss) per share	$(0.02)	$(0.01)

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 19 – Restatement to Reflect Correction of Accounting Errors (continued)

The effect of restatement for 2008 is as follows:

Consolidated Balance Sheets
	As reported	As reported
	originally	currently
	at December 31,	at December 31,	Effect of
	2008	2008	Change
Assets
Current assets:
Cash and cash equivalents	$28,167	$8,579	$(19,588)
Accounts receivable	92,411	18,172	(74,239)
Prepayments, deposits and other receivables	75,154	41,283	(33,871)
Inventory	393,178	393,178	-
Due from related companies	310,002	-	(310,002)
Due from affiliated companies	3,000,198	-	(3,000,198)
Deferred tax assets, net	14,877	-	(14,877)
Total current assets	3,913,987	461,212	(3,452,775)

Property, plant and equipment, net	4,410,088	874,576	(3,535,512)
Construction in progress	57,579	8,248	(49,331)
Intangible assets	135,649	135,649	-
Goodwill	7,156,263	13,106,263	5,950,000
Interests in affiliated companies	1,363,005	-	(1,363,005)
Assets of discontinued division	-	10,158,905	10,158,905

Total assets	$17,036,571	$24,744,853	$7,708,282

Liabilities
Current liabilities:
Warrant liability	$36,610	$36,610	$-
Accounts payable	660,054	187,033	(473,021)
Accrued expenses	1,983,131	1,822,041	(161,090)
Due to directors	746,172	251,554	(494,618)
Due to related companies	4,056,800	3,169,152	(887,648)
Due to affiliated companies	-	1,758,281	1,758,281
Income tax payable	1,366,961	162	(1,366,799)
Total current liabilities	8,849,728	7,224,833	(1,624,895)

Long-term liabilities:
Outstanding obligation for acquisition of a subsidiary	-	5,950,000	5,950,000
Total long-term liabilities	-	5,950,000	5,950,000

Liabilities of discontinued division	-	7,386,647	7,386,647

Total liabilities	8,849,728	20,561,480	11,711,752

Equity
Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 139,383,450 shares issued and outstanding	139,383	139,383	-
Additional paid-in capital	6,361,263	6,131,532	(229,731)
Retained earnings	240,724	(3,252,804)	(3,493,528)
Accumulated other comprehensive income	1,286,003	1,404,509	118,506
Total stockholders' equity	8,027,373	4,422,620	(3,604,753)

Noncontrolling interest	159,470	(239,247)	(398,717)

Total equity	8,186,843	4,183,373	(4,003,470)

Total liabilities and equity	$17,036,571	$24,744,853	$7,708,282

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 19 – Restatement to Reflect Correction of Accounting Errors (continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)

	As reported	As reported
	originally for	currently for
	the year ended	the year ended
	December 31,	December 31,	Effect of
	2008	2008	Change
Revenue:
Revenue from turn-key engineering projects	$-	$-	$-
Revenue from BOT wastewater treatment services	773,258	-	(773,258)
Revenue from sales of bottled water	207,318	207,318	-

Total revenue	980,576	207,318	(773,258)

Cost of revenue:
Cost of revenue for turn-key engineering projects	-	-	-
Cost of revenue for BOT wastewater treatment services	(245,712)	-	245,712
Cost of revenue from sales of bottled water	(113,186)	(113,186)	-
Depreciation and amortization	(281,829)	(36,347)	245,482
Sales taxes	(1,801)	(1,801)	-

Total cost of revenue	(642,528)	(151,334)	491,194

Gross profit	338,048	55,984	(282,064)

Operating expenses:
Selling and distribution expenses	(894,459)	(894,459)	-
Other general and administrative expenses	(492,185)	(427,665)	64,520

Loss from operations	(1,048,596)	(1,266,140)	(217,544)

Other income (expenses):
Interest expense	(502)	33	535
Penalty for late effectiveness of registration statement	(91,297)	(91,297)	-
Gain (loss) on fair value of derivative instruments	1,143,355	1,143,355	-
Share of results in affiliated companies – Xin Le and Han Dan	333,441	-	(333,441)
Other income (expense)	(60,191)	(60,191)	-

Total other income (expenses)	1,324,806	991,900	(332,906)

Income (loss) from continuing operations before income tax	276,210	(274,240)	(550,450)

Provision for income tax	(28,157)	(509)	27,648

Income (loss) from continuing operations	248,053	(274,749)	(522,802)

Discontinued operations:
Income (loss) from operations of discontinued Evergreen Asset Group	-	(2,400,298)	(2,400,298)
Income tax	-	(27,647)	(27,647)
Income (loss) from discontinued operations	-	(2,427,945)	(2,427,945)

Net loss	248,053	(2,702,694)	(2,950,747)

Less:Net loss attributable to noncontrolling interest	19,352	(120,741)	(140,093)

Net income (loss) attributable to CHWG	228,701	(2,581,953)	(2,810,654)

Other comprehensive income
Foreign currency translation adjustment	147,649	266,155	118,506

Comprehensive income (loss)	$376,350	$(2,315,798)	$(2,692,148)

Basic earnings (loss) per share	$0.00	$(0.02)	$(0.02)
Diluted earnings (loss) per share	$0.00	$(0.02)	$(0.02)

Weighted average number of common shares outstanding Basic and Diluted	139,383,450	139,383,450	-

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 19 – Restatement to Reflect Correction of Accounting Errors (continued)

Consolidated Statements of Cash Flows
	As reported	As reported
	originally for	currently for
	the year ended	the year ended
	December 31,	December 31,	Effect of
	2008	2008	Change
Cash flows from operating activities:
Net income (loss)	$228,701	$(2,702,694)	$(2,931,395)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	281,829	36,347	(245,482)
Gain on fair value of derivative instruments	(1,143,355)	(1,143,355)
Noncontrolling interest	(172,859)	-	172,859
Share of results in affiliated companies - Xinxingmei and Han Dan	(333,441)		333,441
Changes in operating assets and liabilities:
Accounts receivable	(30,422)	(18,172)	12,250
Prepayments, deposits and other receivables	6,786,218	6,757,349	(28,869)
Inventory	(387,076)	(393,178)	(6,102)
Due from related companies	3,490,716		(3,490,716)
Due from affiliated companies	(4,995,878)		4,995,878
Current assets of discontinued division		3,379,515	3,379,515
Accounts payable	180,827	187,033	6,206
Accrued expenses	419,004	611,981	192,977
Due to directors	124,615		(124,615)
Due to related companies	3,630,646		(3,630,646)
Due to affiliated companies			0
Income tax payable	15,927	162	(15,765)
Current liabilities of discontinued division		(6,822,018)	(6,822,018)
Total adjustments	7,866,751	2,595,664	(5,271,087)

Net cash provided by (used in) operating activities	8,095,452	(107,030)	(8,202,482)

Cash flows from investing activities:
Due from related companies		271,691	271,691
Due from affiliated companies
Acquisition of interest in a subsidiary - Xinchen	(7,338,979)		7,338,979
Acquisition of property, plant and equipment	(954,036)	(919,744)	34,292
Acquisition of intangible assets and goodwill	(133,544)	(7,291,912)	(7,158,368)
Non-current assets of discontinued division		2,846,414	2,846,414

Net cash provided by (used in) investing activities	(8,426,559)	(5,093,551)	3,333,008

Cash flows from Financing activities:
Due to directors		133,505	133,505
Due to related companies		3,169,152	3,169,152
Due to affiliated companies		1,758,281	1,758,281

Net cash provided by (used in) financing activities	0	5,060,938	5,060,938

Effect of foreign currency translation on cash and cash equivalents	17,699	148,222	130,523

Net decrease in cash and cash equivalents	(313,408)	8,579	321,987

Cash and cash equivalents at beginning of year	341,575		(341,575)
			0
Cash and cash equivalents at end of year	$28,167	$8,579	$(19,588)

Supplemental schedule of non-cash activities
Outstanding obligation for acquisition of a subsidiary - Xinchen	$	$5,950,000	$5,950,000

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
December 31, 2008 and 2007

Note 19 – Restatement to Reflect Correction of Accounting Errors (continued)

Consolidated Statements of Cash Flows
	As reported	As reported
	originally for	currently for
	the year ended	the year ended
	December 31,	December 31,	Effect of
	2007	2007	Change
Cash flows from operating activities:
Net income (loss)	$(1,793,624)	$(1,920,733)	$(127,109)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	311,330		(311,330)
Gain on fair value of derivative instruments	203,904	203,904
Provision for doubtful accounts	(4,515,625)		4,515,625
Deferred tax assets	(9,026)		9,026
Noncontrolling interest	19,493		(19,493)
Share of results in affiliated companies - Xinxingmei and Han Dan	(156,089)		156,089
Changes in operating assets and liabilities:
Accounts receivable	6,213,634		(6,213,634)
Prepayments, deposits and other receivables	(6,712,181)	(6,733,284)	(21,103)
Due from related companies	2,950,586		(2,950,586)
Due from affiliated companies	(162,527)		162,527
Current assets of discontinued division		3,669,872	3,669,872
Accounts payable	(159,954)		159,954
Accrued expenses	(58,758)	255,227	313,985
Due to directors	(10,294)		10,294
Due to related companies	(45,566)		45,566
Current liabilities of discontinued division		(150,744)	(150,744)
Total adjustments	(2,131,073)	(2,755,025)	(623,952)

Net cash provided by (used in) operating activities	(3,924,697)	(4,675,758)	(751,061)

Cash flows from investing activities:
Due from related companies		(271,691)	(271,691)
Due from affiliated companies		2,592,000	2,592,000
Disposal of interest in a subsidiary - Han Dan	15,343		(15,343)
Dividend received from an associated company – Xin Le	91,897		(91,897)
Acquisition of property, plant and equipment	(105,307)		105,307
Non-current assets of discontinued division		1,551,564	1,551,564

Net cash provided by (used in) investing activities	1,933	3,871,873	3,869,940

Cash flows from financing activities:
Due to directors		116,920	116,920

Net cash provided by (used in) financing activities		116,920	116,920

Effect of foreign currency translation on cash and cash equivalents	119,855	686,965	567,110

Net decrease in cash and cash equivalents	(3,802,909)	0	3,802,909

Cash and cash equivalents at beginning of year	4,144,484		(4,144,484)

Cash and cash equivalents at end of year	$341,575	$	$(341,575)

Note 20 - Subsequent Events

In January, 2009, the Group sold 100% of the equity interest in Evergreen to Whole Treasure Investment Ltd. at a total consideration of RMB 19,000,000. After completing the transfer formalities, the Group no longer possesses any share in Evergreen.