Form 10-Q/A
period 2009-03-31
China Water Group, Inc.
filed 2011-06-10
CIK 1083459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q-A/2

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

Parsippany, New Jersey
August 10, 2009
(Except for Note 2, 4, 6, 7, 8, 10, 11, 12, 14,
as to which the date is June 8, 2011)

CHINA WATER GROUP, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
	(Restated)	(Restated)
Assets
Current assets
Cash and cash equivalents	$40,679	$8,579
Accounts receivable	23,336	18,172
Prepayments, deposits and other receivables	52,673	41,283
Inventory	370,804	393,178
Receivable for disposal of Evergreen	2,629,426	-
Total current assets	3,116,918	461,212

Property, plant and equipment, net	866,335	874,576
Construction in progress	8,258	8,248
Intangible assets	135,095	135,649
Goodwill	13,115,254	13,106,263
Assets of discontinued division	-	10,158,905
Total assets	$17,241,860	$24,744,853

Liabilities
Current liabilities
Warrant liability	$36,610	$36,610
Accounts payable	193,510	187,033
Accrued expenses	2,129,852	1,822,041
Due to directors	168,403	251,554
Due to related companies	3,189,932	3,169,152
Due to affiliated companies	1,679,979	1,758,281
Income tax payable	172	162
Total current liabilities	7,398,458	7,224,833

Long-term liabilities:
Other payables for acquisition of a subsidiary	5,950,000	5,950,000
Total long-term liabilities	5,950,000	5,950,000

Liabilities of discontinued division	-	7,386,647

Total liabilities	13,348,458	20,561,480

Equity
Stockholders' equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized;139,383,450 shares issued and outstanding at June 30, 2009 and December 31, 2008	139,383	139,383
Additional paid-in capital	6,131,532	6,131,532
Retained earnings (accumulated deficit)	(3,377,976)	(3,252,804)
Accumulated other comprehensive income	1,253,758	1,404,509
Total stockholders' equity	4,146,697	4,422,620

Noncontrolling interest	(253,295)	(239,247)

Total equity	3,893,402	4,183,373

Total liabilities and equity	$17,241,860	$24,744,853

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.
Consolidated Statements of Operations and Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Restated)	(Restated)
Sale
Revenue from sales of bottled water	$26,064	$47,723

Total sales	26,064	47,723

Cost of sales
Cost of revenue from sale of bottled water	2,654	8,966
Depreciation and amortization	10,413	9,379
Sales tax	303	19

Total cost of sales	13,370	18,364

Gross profit	12,694	29,359

Operating expenses
Selling and distribution expenses	7,297	205,235
General and administrative expenses	129,685	113,498
Total operating expenses	136,982	318,733

Loss from operations	(124,288)	(289,374)

Other income (expenses)
Interest expenses	-	(80)
Other expense	(10,188)	(613)
Penalty for late effectiveness of registration statement	-	(22,688)
Gain on financial instruments	-	518,542

Total other income (expenses)	(10,188)	495,161

Income (loss) from continuing operations	(134,476)	205,787

Provision for income tax	(170)	(61)

Loss from continuing operations	(134,646)	205,726

Discontinued operations:
Income from discontinued operations of Evergreen Asset Group	-	94,518
Income tax	-	(6,626)
Income from discontinued operations	-	87,892

Net income (loss)	$(134,646)	$293,618

Less: net income (loss) attributable to noncontrolling interest	(9,474)	-

Net income (loss) attributable to CHWG	$(125,172)	$293,618

Other comprehensive income (loss)
Foreign currency translation adjustment	(150,751)	307,189

Comprehensive income (loss)	$(275,923)	$600,807

Basic earnings (loss) per share	$(0.00)	$0.00
Diluted earnings (loss) per share	$(0.00)	$0.00

Weighted average number of common shares outstanding Basic and Diluted	139,383,450	139,383,450

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Restated)	(Restated)
Cash flows from operating activities:
Net income (loss)	$(134,646)	$293,618
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,413	9,379
Gain on fair value of derivative instruments		(518,542)
Changes in operating assets and liabilities:
Accounts receivable	(5,141)	(20,522)
Prepayments, deposits and other receivables	(11,337)	6,172,240
Inventory	22,865	(514,210)
Receivable for disposal of Evergreen	(2,629,426)	-
Current assets of discontinued division	-	4,519,371
Accounts payable	6,241	186,856
Accrued expenses	307,154	442,115
Due to directors	(83,455)	27,243
Current liabilities of discontinued division	-	(11,028,127)

Total adjustments	(2,382,686)	(724,197)

Net cash used in operating activities	(2,517,332)	(430,579)

Cash flows from investing activities:
Due from related companies	-	39,281
Acquisition of property, plant and equipment	(349)	(861,251)
Non-current assets of discontinued division	-	3,207,465
Acquisition of intangible assets		(135,231)
Acquisition of goodwill		(6,985,056)
Disposal of a subsidiary – Evergreen, net of cash	2,775,719

Net cash provided by (used in) investing activities	2,775,370	(4,734,792)

Cash flows from Financing activities:
Due to related companies	16,797	3,245,836
Due to affiliated companies	(80,500)	1,637,729

Net cash provided by (used in) financing activities	(63,703)	4,883,565
Effect of foreign currency translation on cash and cash equivalents	(162,235)	307,191

Net increase in cash and cash equivalents	32,100	25,385

Cash and cash equivalents at beginning of year	8,579	0

Cash and cash equivalents at end of year	$40,679	$25,385

Supplemental schedule of non-cash activities
Outstanding obligation for acquisition of a subsidiary - Xinchen	$-	$5,950,000

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

On August 24 , 2009, Guangzhou Xinchen Water Company established a subsidiary, Chengdu Jiuqiannian Water Company, in the PRC as a wholly-owned limited liability company with registered capital of $500,000.

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Reclassification

Certain amounts of March 31, 2008 were reclassified for presentation purposes.

Note 4 – Earnings Per Share

(i)	The basic earnings per share are calculated using the net income and the weighted average number of shares outstanding during the year.

	Three Months Ended March 31,
	2009	2008

Net income (loss) attributable to CHWG	$(125,172)	$293,618

Weighted average number of common shares outstanding	139,383,450	139,383,450

Basic earnings per share	$(0.00)	$0.00

(ii)
The diluted earnings per share are calculated using the net income and the weighted average number of shares outstanding during the year together with incremental common shares issuable upon the exercise of all warrants issued.

	Three Months Ended March 31,
	2009	2008

Net income (loss) attributable to CHWG	$(125,172)	$293,618

Weighted average number of common shares outstanding	139,383,450	139,383,450

Diluted earnings per share	$(0.00)	$0.00

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

Note 10 - Due to Related Companies

As of March 31, 2009, the balance due to related companies represents cash borrowed from Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) and Beijing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”) in which Mr. Pu, the Chairman of the Board, has equity interests.

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 14 – Restatement to Reflect Correction of Accounting Errors (continued)

The effect of restatement for the quarter ended March 31, 2009 is as follows:

Consolidated Balance Sheets

	As reported	As reported
	originally	currently
	at March 31,	at March 31,	Effect of
	2009	2009	Change
Assets
Current assets:
Cash and cash equivalents	$40,679	$40,679	$-
Accounts receivable	23,336	23,336	-
Prepayments, deposits and other receivables	52,673	52,673	-
Inventory	370,804	370,804	-
Loans to unrelated party	645,230		(645,230)
Receivable for dispoal of Evergreen	-	2,629,426	2,629,426
Total current assets	1,132,722	3,116,918	1,984,196

Property, plant and equipment, net	866,335	866,335	-
Construction in progress	8,258	8,258	-
Intangible assets	135,095	135,095	-
Goodwill	7,165,254	13,115,254	5,950,000

Total assets	$9,307,664	$17,241,860	$7,934,196

Liabilities
Current liabilities:
Warrant liability	$36,610	$36,610	-
Accounts payable	193,510	193,510	-
Accrued expenses	1,825,635	2,129,852	304,217
Due to directors	168,403	168,403	-
Due to related companies	3,189,932	3,189,932	-
Due to affiliated companies		1,679,979	1,679,979
Income tax payable	172	172	-
Total current liabilities	5,414,262	7,398,458	1,984,196

Long-term liabilities:
Other payables for acquisition of a subsidiary	-	5,950,000	5,950,000
Total long-term liabilities	-	5,950,000	5,950,000

Total liabilities	5,414,262	13,348,458	7,934,196

Equity
Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 authorized shares, no shares issued and outstanding	-	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 139,383,450 shares issued and outstanding	139,383	139,383	-
Additional paid-in capital	2,584,188	6,131,532	3,547,344
Retained earnings	1,072,584	(3,377,976)	(4,450,560)
Accumulated other comprehensive income	97,247	1,253,758	1,156,511
Total stockholders' equity	3,893,402	4,146,697	253,295

Noncontrolling interest	-	(253,295)	(253,295)

Total equity	3,893,402	3,893,402	-

Total liabilities and equity	$9,307,664	$17,241,860	$7,934,196

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 14 – Restatement to Reflect Correction of Accounting Errors (continued)

Consolidated Statements of Operations and Comprehensive Income (Loss)

	As reported	As reported
	originally for	currently for
	the three months	the three months
	ended March 31,	ended March 31,	Effect of
	2009	2009	Change
Sales
Revenue from BOT wastewater treatment services	$-	$-	$-
Revenue from sales of bottled water	26,064	26,064	-

Total sales	26,064	26,064	-

Cost of sales
Cost of revenue for BOT wastewater treatment services	-	-	-
Cost of revenue from sale of bottled water	2,654	2,654	-
Depreciation and amortization	10,413	10,413	-
Sales tax	303	303	-

Total cost of sales	13,370	13,370	-

Gross profit	12,694	12,694	-

Operating expenses
Selling and distribution expenses	(7,297)	(7,297)	-
General and administrative expenses	(129,685)	(129,685)	-

Total operating expenses	(136,982)	(136,982)	-

Loss from operations	(124,288)	(124,288)	-

Other income (expenses)
Other expense	(10,188)	(10,188)	-
Gain on disposal of a subsidiary – Evergreen	2,775,104	-	(2,775,104)

Total other income (expenses)	2,764,916	(10,188)	(2,775,104)

Income (loss) from continuing operations	2,640,628	(134,476)	(2,775,104)

Provision for income tax	(170)	(170)	-

Net income (loss)	2,640,458	(134,646)	(2,775,104)

Less: net income attributable to noncontrolling interest	-	(9,474)	(9,474)

Net income attributable to CHWG	2,640,458	(125,172)	(2,765,630)

Other comprehensive income (loss)
Foreign currency translation adjustment	(1,188,751)	(150,751)	1,038,000

Comprehensive income (loss)	$1,451,707	$(275,923)	$(1,727,630)

Basic earnings per share	$0.02	$(0.00)	$(0.02)
Diluted earnings per share	$0.02	$(0.00)	$(0.02)

Weighted average number of common shares outstanding Basic and Diluted	139,383,450	139,383,450	-

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 14 – Restatement to Reflect Correction of Accounting Errors (continued)

Consolidated Statements of Cash Flows

	As reported	As reported
	originally for	currently for
	the three months	the three months
	ended March 31,	ended March 31,	Effect of
	2009	2009	Change
Cash flows from operating activities
Net income	$2,640,458	$(134,646)	$(2,775,104)
Adjustments to reconcile net income to net cash provided by (used in) operating activities :
Depreciation and amortization	10,413	10,413	-
Minority interest	-	-	-

Changes in operating assets and liabilities :
Accounts receivable	(24,750)	(5,141)	19,609
Prepayment, deposits and other receivables	(48,549)	(11,337)	37,212
Inventory	22,865	22,865	-
Receivable for disposal of Evergreen		(2,629,426)	(2,629,426)
Accounts payable	6,241	6,241	-
Accruals and other liabilities	40,182	307,154	266,972
Due to directors		(83,455)	(83,455)
Total adjustments	6,402	(2,382,686)	(2,389,088)

Net cash provided by operating activities	2,646,860	(2,517,332)	(5,164,192)

Cash flows from investing activities
Due from related companies	(502,911)	-	502,911
Loans to unrelated party	(2,384,925)	-	2,384,925
Disposal of interest in a subsidiary – Evergreen	82,108	-	(82,108)
Acquisition of property, plant and equipment	(349)	(349)	-
Disposal of a subsidiary – Evergreen, net of cash	-	2,775,719	2,775,719

Net cash used in investing activities	(2,806,077)	2,775,370	5,581,447

Cash flows from financing activities
Due to related companies	255,138	16,797	(238,341)
Due to directors	(83,455)	-	83,455
Due to affiliated companies	-	(80,500)	(80,500)

Net cash provided by financing activities	171,683	(63,703)	(235,386)

Effect of foreign currency translation on cash and cash equivalents	46	(162,235)	(162,281)

Net increase (decrease) in cash and cash equivalents	12,512	32,100	19,588

Cash and cash equivalents, beginning of period	28,167	8,579	(19,588)

Cash and cash equivalents, end of period	$40,679	$40,679	$-

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
March 31, 2009 and 2008
(Unaudited)

Note 15 – Concentration

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

RESULTS OF OPERATIONS

Quarter Ended March 31, 2009 vs. Quarter Ended March 31, 2008

Total revenue. We reported total revenue of $26,064 for the three months ended March 31, 2009 as compared to $47,723 for the three months ended March 31, 2008.  . At the end of 2008 we determined to develop new distribution channels for our bottled water.  This will result in what management  believes will prove a short term decline in bottled water sales.  The results for the quarter reflect these new directions as there were no revenues from turn-key engineering projects or from BOT wastewater treatment services.

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

Foreign Currency Translation Adjustment.  Our reporting currency is the US dollar.  Our local currency, Renminbi (RMB), is our functional currency.  Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period.  Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Currency translation adjustments resulting from this process are included in accumulated other comprehensive loss in the consolidated statement of shareholders' equity and amounted to US $150,751 for the three months ended March 31, 2009.  The balance sheet amounts with the exception of equity at March 31, ,2009 were translated at 6.82560 RMB to 1.00 US dollar as compared to 7.00220 RMB to 1.00 US dollar at March 31, 2008.  The equity accounts were stated at their historical rate.  The average translation rates for the three months ended March 31, 2009, and March 31, 2008 were RMB6.84659 and RMB7.17568, respectively.  The average translation rates applied to income statement accounts for the nine months ended March 31, 2009, and March 31, 2008 were RMB6.82827 and RMB7.39687.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow generated from investing. Net cash provided by investing activities during the three months ended March 31, 2009 was $2,775,370.  At the end of the period, our cash and cash equivalents were $40,679.   We plan to secure bank loans to support our future projects.  Our Chairman, the majority shareholder, has also promised to provide additional funds when needed.  However, this promise is not a legally binding commitment.  Furthermore, we do not have any commitments for bank loans. If bank loans are not obtained and our majority shareholder does not provide funding, we could be required to severely curtail our operations.

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

CHINA WATER GROUP, INC.
(Registrant)

Dated: June 9, 2011	By: /s/ Wenge Fang
Wenge Fang,
Chief Executive Officer

Dated: June 9, 2011	By: /s/ Ding Rencai
Ding Rencai,
Chief Financial Officer