Form 10-Q
period 2009-06-30
China Water Group, Inc.
filed 2011-06-17
CIK 1083459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________  to _______________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 139,383,450 shares of common stock, par value $.0001 per share, as of June30, 2009.

Transitional Small Business Disclosure Format (Check one). YES ☐ NO ☒

PART I. - FINANCIAL INFORMATION

CHINA WATER GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

(UNAUDITED)

CHINA WATER GROUP, INC.
Consolidated Financial Statements
June 30, 2009 and 2008
(Unaudited)

CHINA WATER GROUP, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$97,582	$8,579
Accounts receivable, net	31,997	18,172
Inventory	397,465	393,178

Due from related companies	437,621	-

Receivable for sale of Evergreen	2,637,000	-

Other current assets	9,416	41,283

Total current assets	3,611,081	461,212

Property, plant and equipment, net	880,125	882,824
Intangible assets, net	134,757	135,649
Goodwill	13,160,527	13,106,263
Assets of discontinued division	-	10,158,905

Total assets	$17,786,490	$24,744,853

Liabilities
Current liabilities
Warrant liability	$59,755	$36,610
Accounts payable	220,992	187,033
Accrued expenses	2,119,418	1,822,203
Due to directors	170,523	251,554
Due to related companies	3,644,031	3,169,152
Due to affiliated companies	1,684,818	1,758,281
Total current liabilities	7,899,537	7,224,833

Long-term liabilities:
Other payables for acquisition of a subsidiary	5,950,000	5,950,000
Total long-term liabilities	5,950,000	5,950,000

Liabilities of discontinued division	-	7,386,647

Total liabilities	13,849,537	20,561,480

Equity
Stockholders' equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized;
139,383,450 shares issued and outstanding at June 30, 2009 and
December 31, 2008	139,383	139,383
Additional paid-in capital	6,131,532	6,131,532
Retained earnings	(3,524,422)	(3,252,804)
Accumulated other comprehensive income	1,457,474	1,404,509
Total stockholders' equity	4,203,967	4,422,620

Noncontrolling interest	(267,014)	(239,247)

Total equity	3,936,953	4,183,373

Total liabilities and equity	$17,786,490	$24,744,853

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales	$50,521	$57,057	$76,585	$104,780

Cost of Sales	21,085	34,845	34,455	53,210

Gross profit	29,436	22,212	42,130	51,570

Operating expenses:
Selling and distribution expenses	23,898	224,528	31,195	429,763
General and administrative expenses	147,730	164,165	277,415	277,663
Total operating expenses	171,628	388,693	308,610	707,426

Loss from operations	(142,192)	(366,481)	(266,480)	(655,856)

Other income (expense):
Other income (expense)	6,284	(470)	(3,904)	(1,083)
Interest income (expense)	114	(196)	114	(276)
Penalty for late effectiveness of registration statement	-	(22,363)	-	(45,051)
Gain (loss) on financial instruments	(23,145)	567,798	(23,145)	1,086,340
Total other income (expense)	(16,747)	544,769	(26,935)	1,039,930

Income (loss) from continuing operations before income tax	(158,939)	178,288	(293,415)	384,074

Provision for income tax	534	162	704	222

Income (loss) from continuing operations	(159,473)	178,126	(294,119)	383,852

Discontinued operations:
Income from discontinued operations of BOT wastewater treatment services	-	226,836	-	321,354
Income tax	-	(5,828)	-	(12,454)
Income from discontinued operations	-	221,008	-	308,900

Net income (loss)	(159,473)	399,134	(294,119)	692,752

Less: net income (loss) attributable to noncontrolling interest	(13,027)	-	(22,501)	-

Net income (loss) attributable to CHWG	(146,446)	399,134	(271,618)	692,752

Basic earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00
Diluted earnings (loss) per share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of common shares outstanding
Basic and Diluted	139,383,450	139,383,450	139,383,450	139,383,450

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.
Consolidated Statements of Comprehensive Income (loss)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$(159,473)	$399,134	$(294,119)	$692,752

Other comprehensive income
Foreign currency translation adjustment	203,024	208,928	47,699	516,117

Total comprehensive income (loss)	43,551	608,062	(246,420)	1,208,869

Less: comprehensive income (loss) attributable to noncontrolling interest	(13,719)	-	(27,767)	-

Comprehensive income (loss) attributable to CHWG	$57,270	$608,062	$(218,653)	$1,208,869

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(294,119)	$692,752
Adjustments to reconcile net income (loss) to net cash used in operating activities :
Depreciation and amortization	20,961	19,228
Gain (loss) on financial instruments	23,145	(1,086,339)
Changes in operating assets and liabilities :
Accounts receivable	(13,756)	(24,972)
Inventory	(2,660)	(507,512)
Receivable for sale of Evergreen	(2,638,260)	-
Other current assets	32,054	6,357,503
Assets of discontinued division	-	3,216,962
Accounts payable	33,200	190,946
Accrued expenses	288,464	528,099
Due to directors	(82,113)	103,154

Liabilities of discontinued division	-	(9,573,563)
Total adjustments	(2,338,965)	(776,494)

Net cash used in operating activities	(2,633,084)	(83,742)

Cash flows from investing activities:
Due from related companies	(437,831)	34,195
Assets of discontinued division	-	2,970,346
Acquisition of property, plant and equipment	(13,149)	(902,417)

Acquisition of intangible assets	-	(135,694)

Goodwill	-	(7,140,433)

Sale of a subsidiary – Evergreen, net of cash	2,772,258	-

Net cash provided by (used in) investing activities	2,321,278	(5,174,003)

Cash flows from financing activities:
Due to related companies	461,979	3,368,937
Due to affiliated companies	(80,782)	1,673,573

Net cash provided by financing activities	381,197	5,042,510

Effect of foreign currency translation on cash and cash equivalents	19,612	242,454

Net increase in cash and cash equivalents	89,003	27,219

Cash and cash equivalents, beginning of period	8,579	-

Cash and cash equivalents, end of period	$97,582	$27,219

Supplemental schedule of non-cash activities
Outstanding obligation for acquisition of a subsidiary- Xinchen	$-	$5,950,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
  (Unaudited)

Note 1 – Organization and Nature of Business

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
  (Unaudited)

Note 1 – Organization and Description of Business (continued)

In January, 2009, the Group sold 100% of the equity interest in Evergreen to Whole Treasure Investment Ltd. at a total consideration of RMB 19,000,000 (approximately $2,784,450). After completing the transfer formalities, the Group no longer possesses any share in Evergreen.

On February 26, 2009, Guangzhou Xinchen Water Company established a subsidiary, Chengdu Jiuqiannian Water Company, in the PRC as a wholly-owned limited liability company with registered capital of RMB 500,000 (approximately $73,250).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Stated of America. The consolidated financial statements include the accounts of China Water Group, Inc. and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, we do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from June 30, 2009 through the date the financial statements were issued for material subsequent event requiring recognition or disclosure. (see Note 17)

Interim Financial Statements

These interim financial statements should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 2008 and 2007, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the years ended December 31, 2008 and 2007.

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

Reclassification

Certain amounts of December 31, 2008 and June 30, 2008 were reclassified for presentation purposes.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
  (Unaudited)

Note 3 – Earnings (loss) Per Share

The basic earnings (loss) per share are calculated using the net income (loss) and the weighted average number of shares outstanding during the year. The diluted earnings (loss) per share are calculated using the net income (loss) and the weighted average number of shares outstanding during the year together with incremental common shares issuable upon the exercise of all warrants issued.

	Three Months Ended June 30,
	2009	2008

Net income (loss) attributable to CHWG	$(146,446)	$399,134

Weighted average common shares (denominator for basic EPS)	139,383,450	139,383,450

Effect of dilutive securities	-	-

Weighted average common shares (denominator for diluted EPS)	139,383,450	139,383,450

Basic earnings per share	$(0.00)	$0.00
Diluted earnings per share	$(0.00)	$0.00

	Six Months Ended June 30,
	2009	2008

Net income (loss) attributable to CHWG	$(271,618)	$692,752

Weighted average number of common shares outstanding	139,383,450	139,383,450

Effect of dilutive securities	-	-

Weighted average common shares (denominator for diluted EPS)	139,383,450	139,383,450

Basic earnings per share	$(0.00)	$0.00
Diluted earnings per share	$(0.00)	$0.00

As the April Warrants and the September Warrants are anti-dilutive, they are excluded from the calculation of diluted earnings per share.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
  (Unaudited)

Note 4 – Inventory

Inventory as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008

Raw materials	$191,137	$200,754
Finished goods	206,328	192,424

Total	$397,465	$393,178

Note 5 – Property, Plant And Equipment, Net

Property, plant and equipment, net as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008

Office equipment	$26,922	$16,858
Furniture and fixtures	5,461	-
Motor vehicles	66,502	59,362
Building and structure	179,429	170,785
Bottled water production equipment	650,099	664,492
Subtotal	928,413	911,497
Less : Accumulated depreciation	56,570	36,921
	871,843	874,576
Add: Construction in progress	8,282	8,248
Total	$880,125	$882,824

Depreciation expenses for the three months ended June 30, 2009 and 2008 were $2,328 and $8,672, and for the six months ended June 30, 2009 and 2008 were $19,469 and $17,783, respectively.

Note 6 – Intangible Assets

Intangible assets as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008

Rights to use land	$145,421	$144,821
Less: Accumulated amortization	10,664	9,172

Total	$134,757	$135,649

Amortization expense for the three months ended June 30, 2009 and 2008 was $338 and $707, and for the six months ended June 30, 2009 and 2008 were $1,492 and $1,445, respectively.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
  (Unaudited)

Note 7 - Goodwill

On January 23, 2008, the Group completed its acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited for a consideration of $13.45 million. Goodwill, which is equal to the excess of cost over the fair value of acquired assets, has been recorded in conjunction with the acquisition. Goodwill is accounted for in accordance with ASC 350 (formerly SFAS 142 “Goodwill and Other Intangible Assets”). Under ASC 350, goodwill is not amortized and is subject to impairment test, at least annually. The test consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805-10 (formerly SFAS No. 141 “Business Combinations”). As of June 30, 2009, the Company concluded that there were no impairments of goodwill.

Balance as of December 31, 2008	$13,106,263
Foreign currency exchange adjustment	54,264
Adjusted balance as of June 30, 2009	$13,160,527

Note 8 - Warrant Liability

The fair values of the warrant liability as of June 30, 2009 and December 31, 2008 were as following:

	June 30,	December 31,
	2009	2008

Warrants issued in April 2005, at fair value	$21,045	$4,410

Warrants issued in September 2005, at fair value	6,510	-
Shares issued in September 2005, accounted for as liability	32,200	32,200

Total	$59,755	$36,610

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

The Group used the Binominal Option Pricing model in calculating the fair market value of the April Warrants and allocated $148,531, $74,266 and $185,664 of the $408,461 net proceeds to the Convertible Debenture, the Bifurcated Conversion Feature of the Debenture and the April Warrants, respectively. The differences between the fair value of each of the Convertible Debenture, the Bifurcated Conversion Feature of the Debenture and the April Warrants and the respective allocated amounts are recorded as non-cash financing charges and expensed at the date of issuance. The principal assumptions used in the computation of the April Warrants are: expected term of 10 years; a risk-free rate of return of 4.24%; dividend yield of zero percent; and a volatility of 70%.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
  (Unaudited)

Note 8 - Warrant Liability (continued)

The Group granted to the holders of the April Warrants certain piggy-back and demand registration rights. Pursuant to the agreements surrounding the April Private Placement, in the event that the Group determined to undertake a registration of securities, the Group would include, at the request of the holder of “Registrable Securities”, the Registrable Securities in the registration statement. If the Group did not file a registration statement by the 120th day from the closing of such financing, and the Group shall have received a written request signed by the holders holding the majority of the Registrable Securities, then the Group was obligated to file, at its expense, a registration statement covering the Registrable Securities. Once such registration statement has been filed and declared effective, the Group is obligated to keep such registration statement effective until the earlier of (i) the date that all of the Registrable Securities have been sold pursuant to such registration statement, (ii) all Registrable Securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, and the Group has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, or (iii) all Registrable Securities may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision then in effect under the Securities Act. As of June 30, 2009, the Group has not received any written request signed by the holders holding the majority of the Registrable Securities.

Under ASC 815-40-05, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the fair value of the April Warrants should be reported as a liability. Pursuant to the related warrant agreement, because there is currently no effective registration statement covering the shares of common stock underlying these warrants, these warrants are currently subject to a cashless exercise whereby the warrant holders may surrender their warrants to the company in exchange for shares of common stock. The number of shares of common stock into which a warrant would be exchangeable in such a cashless exercise depends on both the exercise price of the warrants and the market price of the common stock, each at or near the time of exercise. Because both of these factors are variable, it is possible that we could have insufficient authorized shares to satisfy a cashless exercise. In this scenario, if we were unable to obtain shareholder approval to increase the number of authorized shares, we could be obligated to settle such a cashless exercise with cash rather than by issuing shares of common stock. Further, ASC 815-40-05 requires that we record the potential settlement obligation at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through our statement of operations. We will continue to report the potential settlement obligation as a liability until such time as the warrants are exercised or expire or we are otherwise able to modify the warrant agreement to remove the provisions which require this treatment.

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
  (Unaudited)

Note 8 - Warrant Liability (continued)

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

Under the subscription agreement for the September Private Placement, we agreed to prepare and file with the SEC (and did so file), at our own expense, a registration statement covering the registrable securities related to that placement. We agreed that in the event that the registration statement is not declared effective by the SEC within the earlier of 120 days from the final closing, we would pay to the investors in the September Private Placement liquidated damages in the amount of 2.0% of the purchase price of the registrable securities for each month until the registration statement is declared effective. These liquidated damages began accruing on January 12, 2006. We agreed that if we do not remit payment of these liquidated damages, we will pay the investors in the September Private Placement interest at the rate of 12% per year until the liquidated damages are paid in full. The subscription agreement provides that if a registration statement is not effective at any time after one year following the issuance date of the September Warrants, these liquidated damages obligations will stop accruing. As of September 14, 2006 the liquidated damages obligations stopped accruing. As of June 30, 2009, we have made an accrual of $1,324,735 for registration right liability.

Under ASC 815-40-05 and ASC 815-40-15, contracts that include any provision that could require net-cash settlements cannot be accounted for as equity. Accordingly, the proceeds of the September Private Placement allocated for par value of the common stock and the September Warrants have been recorded as a liability on the balance sheet. Upon the effectiveness of the registration statement, the amount will be recorded as equity.

Note 9 – Accrued expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2009	2008
PRC tax	$3,947	$1,219
Staff welfare	54,617	47,562
Other payables	396,371	116,251
Other accruals	206,734	254,059
Registration right liability	1,324,735	1,324,735
Income tax payable	-	162
Deferred revenue	133,014	78,215

Total	$2,119,418	$1,822,203

Note 10 - Due to Related Companies

As of June 30, 2009, the balance due to related companies represents cash borrowed from Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) and Beijing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”) in which Mr. Pu, the Chairman of the Board, has equity interests.

All amounts are interest-free, unsecured and repayable on demand.

Note 11 - Due to Affiliated Companies

As of June 30, 2009, the balance due to affiliated companies represents cash borrowed from Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”) in which the Company has equity interests. All amounts are interest-free, unsecured and repayable on demand.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
  (Unaudited)

Note 12 – Discontinued Operations

On December 30, 2008, the Company decided to discontinue the operations of Evergreen Assets Group Limited and put the business for sale. The Company decided to sell this division primarily because the industry of waste water treatment is facing more intense competition. The industry itself requires large investment in capital along with low rates of return over long period. The disposal was executed on January 31, 2009. Evergreen’s pretax income reported in discontinued operations for the six months ended June 30, 2008 was $321,354.

Note 13 - Income Taxes

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiary and its affiliated Chinese operating companies. All business is conducted in PRC. As the U.S. holding company has not recorded any income for the six months ended June 30, 2009 and 2008, there was no provision or benefit for U.S. income tax purpose.

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

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the New CIT Law), which is effective from January 1, 2008. Under the new law, the corporate income tax rate applicable to all Companies, both domestic and foreign-invested companies, is 25%, replacing the previous applicable tax rate of 33%. For the six months ended June 30, 2009, the income tax provision by the Company was $704.

Note 14 - Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes monthly contributions of 12% of all employees' salaries to the employee welfare plan.

Note 15 - Concentration

Two major customers accounted for approximately 13% of the net revenue for the six months ended June 30, 2009. The source of revenue from these customers is the sales of bottled water. One major customer, Sichuang China Mobile Ltd, accounted for approximately 7%. The other one is Reception Office of Sichuan Heishui County, accounted for approximately 6%. The main suppliers for production materials are Sichuan Yibin Pulasi Package Material Ltd, Chengdu Rongshun Package Ltd and Guangzhou Huihua Package Ltd, accounted for approximately 2%, 26%, 4% respectively.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
  (Unaudited)

Note 16 - Supplemental Cash Flow Disclosures

The following is the supplemental information relating to the consolidated statements of cash flows:

	Six Months Ended June 30,
	2009	2008

Cash paid for interest	$-	$437

Cash paid for income taxes	$704	$12,676

Note 17 - Subsequent Events

On August 24, 2009, Guangzhou Xinchen Water Company established a subsidiary, Beijing Jiuqiannian Drading Company Ltd., in the PRC as a wholly-owned limited liability company with registered capital of RMB 300,000 (approximately $43,980).

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

RESULTS OF OPERATIONS

Quarter Ended June 30,2009 vs. Quarter Ended March 31, 2008

Total revenue. We reported total revenue of $50,521 for the three months ended June 30, 2009 as compared to $57,057 for the three months ended June 30, 2008.  At the end of 2008 we determined to develop new distribution channels for our bottled water.  This resulted in what management believes will prove a short term decline in bottled water sales.  The results for the quarter reflect these new directions as there were no revenues from turn-key engineering projects or from BOT wastewater treatment services.

Cost of revenue. Our total cost of revenue decreased from $34,845 for the three months ended June 30, 2008 to $21,085 for the three months ended June 30,2009. This was primarily due to our reduced sales of bottled water during the period as we repositioned our distribution efforts..

Gross profit. Gross profit, as a percentage of total revenue for the three months ended June 30, 2009 and 2008, was approximately 58% or $29,436 as compared to 39% or $22,212.  Increased gross profit and margins were mainly due to the unit cost decreasing because company enhanced its cost control for production and improved work efficiency.

Operating expenses. Our total operating expenses for the three months ended June 30, 2009 and 2008 were $171,628 and $388,693, respectively. The principal components of operating expenses were selling and distribution expenses, administrative salaries and benefits, depreciation and amortization, travel expense, rental expense and other general administration cost. A decrease in operating expenses for the three months ended June 30, 2009 of $217,065 as compared to the three months ended June 30, 2008 was primarily due to the decreased levels of selling and distribution expense as sales effort was reduced during this period of repositioning of our branded bottled water.

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

Under paragraphs 12–32 of EITF 00-19, contracts that include any provision that could require net-cash settlements cannot be accounted for as equity. Accordingly, the proceeds of the September Private Placement allocated for par value of the common stock and the September Warrants have been recorded as a liability on the balance sheet. Upon the effectiveness of the registration statement, the amount will be recorded as equity.  In 2007 we began accruing smaller amounts for other penalties which amounted to $22,688 for the first quarter of 2008.  We did not accrue any amounts in the Second quarter of 2009.

Unrealized gain on financial instruments. Unrealized gains or losses on financial instruments represent the change in the fair market value of the financial instruments at each reporting date. The unrealized gain on financial instruments for the three months ended June 30, 2008 was $567,798. There was an unrealized loss on financial instruments of $(23,145)for the three months ended June 30,2009.

Net  income. We had a net loss of $(159,473) for the three months ended June 30, 2009, and  $399,134 for the three months ended June 30, 2008.  The decreased net loss as compared to the prior period reflects the sale of our BOT waste water treatment services and our having exited the turn-key engineering project aspect of our business as well as the start up expenses related to the reintroduction of our branded bottled water.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow generated from investing. Net cash provided by investing activities during the three months ended June 30, 2009 was $ $2,321,278, which was mainly attributable to the proceeds from sale of Evergreen. Our cash and cash equivalents were $97,582.   We plan to secure bank loans to support our future projects.  Our Chairman, the majority shareholder, has also promised to provide additional funds when needed.  However, this promise is not a legally binding commitment.  Furthermore, we do not have any commitments for bank loans. If bank loans are not obtained and our majority shareholder does not provide funding, we could be required to severely curtail our operations.

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

Material Weaknesses as at June 30, 2009

(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, China Water Group’s management, with the participation of Wenge Fang, our principal executive officer, and Ding Rencai, our principal financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based upon that evaluation, Messrs. Fang and Rencai concluded that these disclosure controls and procedures were effective as of the end of the period covered in this report and that they provided reasonable assurance that the goals of the disclosure controls were met.

(b) Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act,  management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30,2009. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

CHINA WATER GROUP, INC.
(Registrant)

Dated: June16, 2011	By: /s/ Wenge Fang
Wenge Fang,
Chief Executive Officer

Dated:June 16, 2011	By: /s/ Ding Rencai
Ding Rencai,
Chief Financial Officer