Form 10-Q
period 2009-09-30
China Water Group, Inc.
filed 2011-06-17
CIK 1083459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________  to ______________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 139,383,450 shares of common stock, par value $.0001 per share, as of September 30, 2009.

Transitional Small Business Disclosure Format (Check one). YES ☐ NO ☒

PART I. - FINANCIAL INFORMATION

CHINA WATER GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

CHINA WATER GROUP, INC.
Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)

CHINA WATER GROUP, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$198,364	$8,579
Accounts receivable, net	503,335	18,172
Inventory	416,107	393,178
Due from related companies	584,919	-

Receivable for sale of Evergreen	1,026,900	-
Other current assets	117,123	41,283
Total current assets	2,846,748	461,212

Property, plant and equipment, net	1,091,579	882,824
Intangible assets	162,187	135,649
Goodwill	13,178,494	13,106,263

Assets of discontinued division	-	10,158,905

Total assets	$17,279,008	$24,744,853

Liabilities
Current liabilities
Warrant liability	$106,220	$36,610
Accounts payable	222,493	187,033
Accrued expenses	2,318,798	1,822,203
Due to directors	-	251,554
Due to related companies	2,901,517	3,169,152

Due to affiliated companies	1,687,117	1,758,281
Total current liabilities	7,236,145	7,224,833

Long-term liabilities:
Other payables for acquisition of a subsidiary	5,950,000	5,950,000
Total long-term liabilities	5,950,000	5,950,000

Liabilities of discontinued division	-	7,386,647

Total liabilities	13,186,145	20,561,480

Equity
Stockholders' equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized;
139,383,450 shares issued and outstanding at September 30, 2009
and December 31, 2008	139,383	139,383
Additional paid-in capital	6,131,532	6,131,532
Accumulated deficit	(3,402,779)	(3,252,804)
Accumulated other comprehensive income	1,472,507	1,404,509
Total stockholders' equity	4,340,643	4,422,620

Noncontrolling interest	(247,780)	(239,247)

Total equity	4,092,863	4,183,373

Total liabilities and equity	$17,279,008	$24,744,853

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Sales	$675,903	$65,148	$752,488	$169,928

Cost of Sales	190,232	50,921	224,687	104,131

Gross profit	485,671	14,227	527,801	65,797

Operating expenses:
Selling and distribution expenses	50,517	214,554	81,712	644,317
General and administrative expenses	141,450	113,371	418,865	391,034
Total operating expenses	191,967	327,925	500,577	1,035,351

Income (Loss) from operations	293,704	(313,698)	27,224	(969,554)

Other income (expense):
Other expense	(53,779)	(55,308)	(57,683)	(56,391)
interest income (expense)	364	220	478	(56)
Penalty for late effectiveness of registration statement	-	(23,072)	-	(68,123)
Gain (loss) on financial instruments	(46,465)	(44,316)	(69,610)	1,042,024
Total other income (expense)	(99,880)	(122,476)	(126,815)	917,454

Income (loss) from continuing operations before income tax	193,824	(436,174)	(99,591)	(52,100)

Provision for income tax	53,502	117	54,206	339

Income (loss) from continuing operations	140,322	(436,291)	(153,797)	(52,439)

Discontinued operations:
Income from discontinued operations of
BOT wastewater treatment services	-	81,085	-	402,439
Income tax	-	(8,276)	-	(20,730)
Income from discontinued operations	-	72,809	-	381,709

Net income (loss)	140,322	(363,482)	(153,797)	329,270

Less: net income (loss) attributable to noncontrolling interest	18,679	-	(3,822)	-

Net income (loss) attributable to CHWG	121,643	(363,482)	(149,975)	329,270

Basic earnings (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)
Diluted earnings (loss) per share	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding
Basic and Diluted	139,383,450	139,383,450	139,383,450	139,383,450

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$140,322	$(363,482)	$(153,797)	$329,270

Other comprehensive income
Foreign currency translation adjustment	15,588	21,069	63,287	537,186

Total comprehensive income (loss)	155,910	(342,413)	(90,510)	866,456

Less: comprehensive income (loss)
attributable to noncontrolling interest	19,234	-	(8,533)	-

Comprehensive income (loss) attributable to CHWG	$175,144	$(342,413)	$(81,977)	$866,456

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (Loss)	$(153,797)	$329,270
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation and amortization	53,784	26,770
Gain (loss) on financial instruments	69,610	(1,042,024)
Changes in operating assets and liabilities :
Accounts receivable	(484,699)	(28,682)
Inventory	(20,746)	(401,497)
Receivable for sale of Evergreen	(1,026,130)	-
Other current assets	(75,555)	6,562,774
Assets of discontinued division	-	4,305,238
Accounts payable	34,402	191,413
Accrued expenses	493,484	621,023
Due to directors	(252,751)	117,743

Liabilities of discontinued division	-	(10,559,681)

Total adjustments	(1,208,601)	(206,923)

Net cash provided (used) by operating activities	(1,362,398)	122,347

Cash flows from investing activities:
Due from related companies	(584,480)	33,616
Assets of discontinued division	-	2,928,676
Acquisition of property, plant and equipment	(255,338)	(905,447)
Acquisition of intangible assets	(27,954)	(7,291,679)

Sale of a subsidiary – Evergreen, net of cash	2,785,446	-

Net cash provided (used) by investing activities	1,917,674	(5,234,834)

Cash flows from financing activities:
Due to related companies	(284,886)	3,692,021
Due to affiliated companies	(80,793)	1,677,650

Net cash provided (used) by financing activities	(365,679)	5,369,671

Effect of foreign currency translation on cash and cash equivalents	188	107,202

Net increase in cash and cash equivalents	189,785	364,386

Cash and cash equivalents, beginning of period	8,579	-

Cash and cash equivalents, end of period	$198,364	$364,386

Supplemental schedule of non-cash activities
Outstanding obligation for acquisition of a subsidiary - Xinchen	$-	$5,950,000

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

On August 24, 2009, Guangzhou Xinchen Water Company established a subsidiary, Beijing Jiuqiannian Drading Company Ltd., in the PRC as a wholly-owned limited liability company with registered capital of RMB 300,000 (approximately $43,971).

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

In preparing the accompanying unaudited consolidated financial statements, we evaluated the period from September 30, 2009 through the date the financial statements were issued for material subsequent event requiring recognition or disclosure. No such events were identified for this period.

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

Reclassification

Certain amounts of December 31, 2008 and September 30, 2008 were reclassified for presentation purposes.

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

	Three Months Ended September 30,
	2009	2008

Net income (loss) attributable to CHWG	$121,643	$(363,482)

Weighted average common shares
(denominator for basic EPS)	139,383,450	139,383,450

Effect of dilutive securities	-	-

Weighted average common shares
(denominator for diluted EPS)	139,383,450	139,383,450

Basic earnings per share	$0.00	$(0.00)
Diluted earnings per share	$0.00	$(0.00)

	Nine Months Ended September 30,
	2009	2008

Net income (loss) attributable to CHWG	$(149,975)	$329,270

Weighted average number of
common shares outstanding	139,383,450	139,383,450

Effect of dilutive securities	-	-

Weighted average common shares
(denominator for diluted EPS)	139,383,450	139,383,450

Basic earnings per share	$(0.00)	$0.00
Diluted earnings per share	$(0.00)	$0.00

As the April Warrants and the September Warrants are anti-dilutive, they are excluded from the calculation of diluted earnings per share.

Note 4 – Inventory

Inventory as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008

Raw materials	$201,222	$200,754
Finished goods	214,885	192,424

Total	$416,107	$393,178

CHINA WATER GROUP, INC.
Notes to Consolidated Financial Statements
 (Unaudited)

Note 5 – Property, Plant And Equipment, Net

Property, plant and equipment, net as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008

Office equipment	$34,291	$16,858
Furniture and fixtures	6,047	-
Motor vehicles	248,984	59,362
Building and structure	179,429	170,785
Bottled water production equipment	703,299	664,492
Subtotal	1,172,050	911,497
Less : Accumulated depreciation	88,764	36,921
	1,083,286	874,576
Add: Construction in progress	8,293	8,248
Total	$1,091,579	$882,824

Depreciation expenses for the three months ended September 30, 2009 and 2008 were 32,194 and $71,264, and for the nine months ended September 30, 2009 and 2008 were $51,602 and $209,368, respectively.

Note 6 – Intangible Assets

Intangible assets as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008

Rights to use land	$173,357	$144,821
Less: Accumulated amortization	11,170	9,172

Total	$162,187	$135,649

Amortization expense for the three months ended September 30, 2009 and 2008 was $506 and $738, and for the nine months ended September 30, 2009 and 2008 were $2,182 and $2,214, respectively.

Note 7 - Goodwill

On January 23, 2008, the Group completed its acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited for a consideration of $13.45 million. Goodwill, which is equal to the excess of cost over the fair value of acquired assets, has been recorded in conjunction with the acquisition. Goodwill is accounted for in accordance with ASC 350 (formerly SFAS 142 “Goodwill and Other Intangible Assets”). Under ASC 350, goodwill is not amortized and is subject to impairment test, at least annually. The test consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805-10 (formerly SFAS No. 141 “Business Combinations”). As of September 30, 2009, the Company concluded that there were no impairments of goodwill.

Balance as of December 31, 2008	$13,106,263
Foreign currency exchange adjustment	72,231
Adjusted balance as of September 30, 2009	$13,178,494

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 8 - Warrant Liability

The fair values of the warrant liability as of September 30, 2009 and December 31, 2008 were as following:

	September 30,	December 31,
	2009	2008

Warrants issued in April 2005, at fair value	$46,001	$4,410

Warrants issued in September 2005, at fair
value	28,019	-
Shares issued in September 2005,
accounted for as liability	32,200	32,200

Total	$106,220	$36,610

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

The Group granted to the holders of the April Warrants certain piggy-back and demand registration rights. Pursuant to the agreements surrounding the April Private Placement, in the event that the Group determined to undertake a registration of securities, the Group would include, at the request of the holder of “Registrable Securities”, the Registrable Securities in the registration statement. If the Group did not file a registration statement by the 120th day from the closing of such financing, and the Group shall have received a written request signed by the holders holding the majority of the Registrable Securities, then the Group was obligated to file, at its expense, a registration statement covering the Registrable Securities. Once such registration statement has been filed and declared effective, the Group is obligated to keep such registration statement effective until the earlier of (i) the date that all of the Registrable Securities have been sold pursuant to such registration statement, (ii) all Registrable Securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, and the Group has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, or (iii) all Registrable Securities may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision then in effect under the Securities Act. As of September 30, 2009, the Group has not received any written request signed by the holders holding the majority of the Registrable Securities.

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

The Group used the Binominal Option Pricing model in calculating the fair market value of the September Warrants and allocated $4,140,535 of the $4,172,735 net proceeds to the September Warrants. The difference between the fair value of the September Warrants and the allocated amount is recorded as non-cash financing charges and expensed of at the date of issuance. The principal assumptions used in the computation of the September Warrants are: expected term of 5 years; a risk-free rate of return of 4.24%; dividend yield of zero percent; and a volatility of 70%.

CHINA WATER GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 8 - Warrant Liability (continued)

Under the subscription agreement for the September Private Placement, we agreed to prepare and file with the SEC (and did so file), at our own expense, a registration statement covering the registrable securities related to that placement. We agreed that in the event that the registration statement is not declared effective by the SEC within the earlier of 120 days from the final closing, we would pay to the investors in the September Private Placement liquidated damages in the amount of 2.0% of the purchase price of the registrable securities for each month until the registration statement is declared effective. These liquidated damages began accruing on January 12, 2006. We agreed that if we do not remit payment of these liquidated damages, we will pay the investors in the September Private Placement interest at the rate of 12% per year until the liquidated damages are paid in full. The subscription agreement provides that if a registration statement is not effective at any time after one year following the issuance date of the September Warrants, these liquidated damages obligations will stop accruing. As ofSeptember 14, 2006 the liquidated damages obligations stopped accruing. As of September 30, 2009, we have made an accrual of $1,324,735 for registration right liability.

Under ASC 815-40-05, contracts that include any provision that could require net-cash settlements cannot be accounted for as equity. Accordingly, the proceeds of the September Private Placement allocated for par value of the common stock and the September Warrants have been recorded as a liability on the balance sheet. Upon the effectiveness of the registration statement, the amount will be recorded as equity.

Note 9 – Accrued expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2009	2008
PRC tax	$83,500	$1,219
Staff welfare	40,230	47,562
Other payables	866,772	116,251
Other accruals	3,561	254,059
Registration right liability	1,324,735	1,324,735
Income tax payable	-	162
Deferred revenue	-	78,215

Total	$2,318,798	$1,822,203

Note 10 - Due to Related Companies

As of September 30, 2009, the balance due to related companies represents cash borrowed from Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) and Beijing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”) in which Mr. Pu, the Chairman of the Board, has equity interests. All amounts are interest-free, unsecured and repayable on demand.

Note 11 - Due to Affiliated Companies

As of September 30, 2009, the balance due to affiliated companies represents cash borrowed from Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”) in which the Company has equity interests. All amounts are interest-free, unsecured and repayable on demand.

Note 12 – Discontinued Operations

On December 30, 2008, the Company decided to discontinue the operations of Evergreen Assets Group Limited and put the business for sale. The Company decided to sell this division primarily because the industry of waste water treatment is facing more intense competition. The industry itself requires large investment in capital along with low rates of return over long period. The disposal was executed on January 31, 2009. Evergreen’s pretax income reported in discontinued operations for the nine months ended September 30, 2008 was $402,439.

CHINA WATER GROUP, INC.
Notes to Consolidated Financial Statements
(Unaudited)

Note 13 - Income Taxes

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiary and its affiliated Chinese operating companies. All business is conducted in PRC. As the U.S. holding company has not recorded any income for the nine months ended September 30, 2009 and 2008, there was no provision or benefit for U.S. income tax purpose.

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

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the New CIT Law), which is effective from January 1, 2008. Under the new law, the corporate income tax rate applicable to all Companies, both domestic and foreign-invested companies, is 25%, replacing the previous applicable tax rate of 33%. For the nine months ended September 30, 2009, the income tax provision by the Company was $54,206.

Note 14 - Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes monthly contributions of 12% of all employees' salaries to the employee welfare plan.

Note 15 - Concentration

Two major customers accounted for approximately 70% of the net revenue for the nine months ended September 30, 2009. The source of revenue from these customers is the sales of bottled water. One major customer, Guangzhou ShengRen ShuiYe Ltd, accounted for approximately 23% of the net revenue. The other major customer, Shanghai Kekejia ltd, accounted for approximately 47% of the net revenue. The main suppliers for production materials are Sichuan Yibin Pulasi Package Material Ltd, Chengdu Rongshun Package Ltd and Guangzhou Huihua Package Ltd, accounted for approximately 4%, 30%, and 4% respectively.

Note 16 - Supplemental Cash Flow Disclosures

The following is the supplemental information relating to the consolidated statements of cash flows:

	Nine Months Ended September 30,
	2009	2008

Cash paid for interest	$-	$56

Cash paid for income taxes	$54,368	$21,069

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

RESULTS OF OPERATIONS
Quarter Ended September 30, 2009 vs. Quarter Ended September 30, 2008

Total revenue. We reported total revenue of $675,903 for the three months ended September 30, 2009 as compared to $65,148 for the three months ended September 30, 2008. This was primarily due to our increased sales of bottled water during the period as we repositioned our distribution efforts.

Cost of revenue. Our total cost of revenue increased from $50,921 for the three months ended September 30, 2008 to $190,232 for the three months ended September 30, 2009. This was primarily due to our increased sales of bottled water during the period as we repositioned our distribution efforts.

Gross profit. Gross profit, as a percentage of total revenue for the three months ended September 30, 2009 and 2008, was approximately 71.9% or $485,671 as compared to 21.8% or $14,227.   Increased gross profit and margins mainly resulted from increased sales volume as well as a reduction in unit cost because the Company enhanced cost controls for its production and improved work efficiency.

Operating expenses. Our total operating expenses for the three months ended September 30, 2009 and 2008 were $191,967 and $327,925, respectively. The principal components of operating expenses were selling and distribution expenses, administrative salaries and benefits, depreciation and amortization, traveling expenses, rental expenses and other general administration costs. The decrease in operating expenses was primarily due to the decreased levels of selling and distribution expense as sales effort was reduced during this period of repositioning of our branded bottled water.

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

Unrealized gain on financial instruments. Unrealized gains or losses on financial instruments represent the change in the fair market value of the financial instruments at each reporting date. The unrealized loss on financial instruments for the three months ended September 30, 2008 was $44,316. There was an unrealized loss  on financial instruments of $46,465 for the three months ended September 30, 2009.

Net  income (loss). We had a net income of $140,322 for the three months ended September 30, 2009, and a net loss, after income tax and income from discontinued operations, of $363,482 for the three months ended September 30, 2008.  The increased gross profit and margins were mainly due to increased for sales volume as well as decreased unit costs as the Company enhanced its cost controls for production and improved work efficiency.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow generated from investing. Net cash provided by investing activities during the nine months ended September 30, 2009 was $1,917,674, which was mainly attributable to the proceeds from sale of Evergreen.  At the end of the period, our cash and cash equivalents were $198,364.   We plan to secure bank loans to support our future projects.  Our Chairman, the majority shareholder, has also promised to provide additional funds when needed.  However, this promise is not a legally binding commitment.  Furthermore, we do not have any commitments for bank loans. If bank loans are not obtained and our majority shareholder does not provide funding, we could be required to severely curtail our operations.

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

Material Weaknesses as at September 30, 2009

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

(b) Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act,  management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2009. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

CHINA WATER GROUP, INC.
(Registrant)

Dated: June16, 2011	By: /s/ Wenge Fang
Wenge Fang,
Chief Executive Officer

Dated: June 16 , 2011	By: /s/ Ding Rencai
Ding Rencai,
Chief Financial Officer