Form 10-K
period 2009-12-31
China Water Group, Inc.
filed 2011-07-11
CIK 1083459

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2011, was $3,599,888. The registrant has no non-voting common stock.

As of December 31, 2009, there were 139,383,450 shares of our common stock issued and outstanding.

EXPLANATORY NOTE
We, China Water Group, Inc., is filing this Annual Report on Form 10-K for the year ended December 31, 2009 during calendar 2011, as a step towards becoming current in our filing obligations under the Securities Exchange Act of 1934. We will endeavor to file additional periodic reports to become current in our filings as expeditiously as the limited size of our staff allows.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in the Section of this report entitled “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission (‘SEC’), including the Quarterly Reports on Form 10-Q to be filed by us in the fiscal year 2010.

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

On August 24, 2009, Guangzhou Xinchen Water Company established a subsidiary, Beijing Jiuqiannian Trading Company Ltd., in the PRC as a wholly-owned limited liability company with registered capital of RMB 300,000 (approximately $43,971).

Our Corporate headquarters is located in Guangzhou, Guangdong, China

Our Business

General

We were a PRC based waste water engineering company and are engaged in repositioning ourselves to be a bottled water production, sales and marketing company . Through our majority-owned subsidiaries, we have been engaged in the design, construction, implementation and management of industrial and municipal waste water treatment facilities throughout the PRC.  Starting in 2007 we repositioned our business focus to bottled water production, sales and distribution in the PRC.

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

BOTTLED WATER OPERATIONS

In 2007 we entered into an agreement with Fortune Luck Global International Limited to secure a high quality source of natural drinking water from the Dagu glacier.  During the calendar years 2007 and 2008 we conducted a limited test market of bottled water in Guangzhou. Management was satisfied with the results and intends to expand this business to make it the main business of the Company in the future. At the beginning of 2008, we started developing the  bottled water business. The Company established development and branding strategies for the bottled water business, managed to set up four regional sales centers in the cities of Shanghai , Beijing, Chengdu and Guangzhou, as part of the strategy to promote our products in China’s major cities. The May 12th earthquake in Sichuan, however, had a severe impact on our marketing efforts, as the earthquake damaged the roads between Aba, where our production is located, and Chengdu. The roads did not reopen until November 2008. Nearly two years rebuilt after disaster of earthquake in Sichuang. The public infrastructures are recovered as well as we endeavor in sales promotion to bottled wate ,our sales are increased duing 2009.

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

The following table sets forth the BOT projects which we have completed:

BOT Projects	Cost of Investment	Capacity/ Per Day	Operation Period	Date of commencement of operation
WWaste water treatment plant of TianJing	$1.09 million	10,000 tons	20 years	November 2003
WWaste water treatment plant of XinLe	$4.11 million	40,000 tons	22 years	October 2003
WWaste water treatment plant of HaiYang	$3.62 million	20,000 tons	22 years	June 2005
WWaste water treatment plant of HanDan	$3.53 million	33,000 tons	22 years	December 2007

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

We believe our main competitor in bottled water business is Evian, a French bottled water company which entered China more than 10 years ago and occupied the biggest share of the Chinese market for branded bottled water. Several other local brands of high level bottled water companies recently entered the market and have relatively small market shares.  We believe that acquiring a 90% equity interest in a high quality water source within China will give us a competitive advantage in the bottled water business as we seek to expand this business.

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

Two major customers accounted for approximately 61% of the net revenue for the whole year ended December 31, 2009. The source of revenue from these customers is the sales of bottled water. One major customer, Guangzhou ShengRen Water Co. Ltd, accounted for approximately 23% of the net revenue. The other major customer, Shanghai KeKejia Water Ltd, accounted for approximately 38% of the net revenue. These two major customers are our authorized regional distributors.

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

Quality Control

In connection with our waste water treatment business, our quality control department was headed by Luo Huizhong, who has more than 16 years of relevant experience. Mr. Luo has been a chief engineer at several companies, and vice general engineer of our company, and he is familiar with resource allocation, quality control and environmental facility management control.  We no longer have a quality control department for waste water treatment.

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

Cooperative Partners and Suppliers for Waste Water Treatment

We outsourced the design and construction of our subsystems to a number of cooperative partners and key suppliers and maintain close relationships with them. Our cooperative partners include North-Eastern Environmental Protection Design Institute, Guangdong Province Environmental Protection Design Institute, and the 20 Group of China Railway Company. We have signed cooperative agreements with these cooperative partners. North-Eastern Environmental Protection Design Institute provides technical support in the design of waste water treatment facilities and preparation for the tendering of projects, 20 th Group of China Railway Company evaluates all documents and information required for tendering while Guangdong Province Environmental Protection Design Institute evaluates feasibility and acceptability of the blue prints of the facilities. Compensation for our cooperative partners were based on amount of work done.

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

Bottled Water

       We have entered into a 50-year exclusive contract to use the glacier spring water at the Aba area with the  Aba Municipal Government of Sichuan province. According to the contract, during the first 10 years, we have the right to exclude any competitor for the water source. Currently, we have established a bottling facility in the area, primarily for 350 ML and 500 ML bottled water. A  3L facility is under construction with expected completion the end of 2010.  Our current production capacity is 120 tons per day.  We intend to increase the capacity to 200 tons per day in the future. In addition to Aba, we are in the process of exploring new water sources.

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

As of December 31, 2008, we had 78 employees, of whom 31 were in bottled water operations of whom 28 were engaged in sales, marketing and services, the others in accounting and administration. We also had no employees in our waste water treatment at the end of 2009 None of our employees is represented by a collective bargaining agreement, and we believe that we have satisfactory relations with our employees.

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

Environmental Management Laws and Regulations. The PRC’s environmental management measures include environmental impact assessment (EIA), the Three Synchronies Policy, permitting requirements, and reporting requirements. Each of these is described below:

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

Environmental Pollution Laws and Regulations. Environmental pollution prevention and control measures in the PRC apply to various environmental media, including water, water supply, wastewater discharge, air emissions, hazardous waste management, noise, and soil and groundwater. In November 2004, the management rules regarding environmental pollution prevention facilities operation permit was enacted and it set forth the requirements for getting a permit and how the facilities must be operated.

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

Our Waste Water Treatment Operations rely on a few major suppliers. We are dependent on our major suppliers for the timely delivery of materials and equipment that we require for the waste water treatment systems we operate. Should our major suppliers fail to deliver the materials and equipment on time, and if we are unable to source these materials and equipment from alternative suppliers on a timely basis, our operations could be adversely affected. This, in turn, would adversely affect our reputation if our customers lose confidence in our services and as a result, reduce our revenue and profitability.

BOT projects require high capital commitments. We have invested capital in BOT projects which require high up-front capital expenditures. Our returns from BOT projects are derived from fees paid by the PRC and other governmental customers and such BOT projects are able to generate a steady and recurring source of income for us over a sustained period of time between 20 and 25 years. However, our BOT projects are exposed to risks such as the occurrence of natural disasters or the imposition of more stringent government regulations, which may result in the disruption of our BOT projects. Our investment returns from these BOT projects may thus be reduced should any of such risks materialize.

We rely on subcontractors for our BOT projects. As we may, from time to time, subcontract some parts of our projects to subcontractors, such as engineering, assembly and integration works, we face the risk of unreliability of work performed by our subcontractors. Should our subcontractors default on their contractual obligations and work specifications, our ability to deliver the end product or service to our customers in accordance with quality and/or timing specifications may, in turn, be compromised. Furthermore, if we are unable to secure competitive rates from our subcontractors, our profitability may be reduced.

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
Our Articles of Incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf.  We will also bear the expenses of such litigation or any of our directors, officers, employees, or agents, upon such person's promise to repay us, therefore, if it is ultimately determined that any such person should not have been entitled to indemnification this indemnification policy could result in substantial expenditures by us, which we will be unable to recoup.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders during the fourth quarter of the year ending December 31, 2009.

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

Quarter Ended	High	Low

March 31, 2007	$0.13	$0.08
June30, 2007	$0.11	$0.08
September. 30, 2007	$0.14	$0.09
December. 31, 2007	$0.35	$0.08
March. 31, 2008	$0.10	$0.05
June 31, 2008	$0.039	$0.033
September 30, 2008	$0.03	$0.029
December 31, 2008	$0.008	$0.008
March 31, 2009	$0.017	$0.013
June 30, 2009	$0.03	$0.03
December 31,2009	$0.08	0.06

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

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2009

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable

ITEM 7.  MANAGEMENTS DISCUSSION and ANALYSIS of FINANCIAL CONDITIONS and REULTS OF OPERATION.

Year ended December 31, 2009 vs. Year ended December 31, 2008.

Revenues  Revenues from our bottled water operations increased from $207,318 in 2008 to $1,260,729  in 2009. This was primarily due to our increased sales of bottled water during the period as we repositioned our distribution efforts .Management anticipates that all future revenues will be from bottled water operations.

Cost of Revenues.  Cost of revenues from our bottled water operations increased from $151,334 in 2008 to $435,505 in 2009. This was primarily due to our increased sales of bottled water during the period as we repositioned our distribution efforts  Costs related to our BOT business which we are discontinuing, were not included in costs of revenues.in 2009 .

Gross profit from bottled water operations was $825,224 in 2009 as compared to $55,984 in 2008, reflecting our having repositioned and expanded our bottled water operations. Increased gross profit and margins mainly resulted from increased sales volume as well as a reduction in unit costs because company enhanced its cost controls for production and improved work efficiency.

Operating (General and Administrative) Expenses.  Our General administrative expenses increased during 2009 to $1,409,828 as compared to $1,322,124 in 2008 which reflected the start up costs of our bottled water operations. The increase in operating expenses was primarily due to the increased levels of selling and distribution expense as sales effort was increased during this period of repositioning of our branded bottled water and the provision for bad debts. The operating expenses related to our BOT business, which we are discontinuing, are no longer included in our general administrative expenses in 2009

Other Income.  The change on Other Income from a gain of $991,900 in 2008 to a loss of ($158,453)  principally due to a gain on derivative instruments of $1,143,355 in 2008 as compared to a loss of ($107,265) in 2009. .

 Net  income (loss). We had a net loss of ($863,355) for the year ended December 31, 2009, and a net loss  of ($2,702,694) for the year ended December 31, 2008. Decrease of our net loss primarily resulted from improved operating results as sales and gross profits increased. However, this was partly offset by loss attributable to derivative instruments.

Liquidity.
General. As of December 31, 2009, we had cash and cash equivalents of $30,497. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	The Year Ended December 31,
	2009	2008

Net cash provided by (used in) operating activities	(1,947,710)	26,475
Net cash provided by/(used in) investing activities	2,420,585	(5,093,551)
Net cash provided by/(used in) financing activities	(451,135)	4,927,433
Net cash inflow(outflow)	21,918	8,579

Investing activities. Net cash provided by investing activities was $2,420,585 for the year ended December 31, 2009, which is a increase of $7,514,136 from $(5,093,551) net cash used in investing activities for the same period in 2008. The net inflow from the investing activities was mainly due to was mainly attributable to the proceeds from sale of Evergreen

Our future liquidity will be dependent on our ability to either obtain financing or proceeds from the sale of our remaining BOT plants to fund our bottled water operations or our obtaining loans.  None of these events are entirely within our control.  If we do not receive additional cash resources, the scope of our production, marketing and distribution effort for our bottled water will be reduced.

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

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA.

Our financial statements for the years ended December 31, 2008 and 2009, and the reports thereon of Patrizio & Zhao, LLC, respectively are included in this annual report.

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

(b) Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act,     management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

(c) Changes in Internal Control over Financial Reporting
There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of our year ended December 31, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Summary Compensation Table

The following table sets forth certain information regarding our executive compensation:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Chong
Liang Pu.	2008	16,400-	-0-	-0-	-0-	-0-	-0-	-0-	16,400-
Chairman
	2009	16,400	-0-	-0-	-0-	-0-	-0-	-0-	16,400
Wenge
Fang,	2008	44,100	-0-	-0-	-0-	-0-	-0-	-0-	44,100-
CEO
	2009	44,100	-0-	-0-	-0-	-0-	-0-	-0-	44,100
Ding
Rencai,	2008	40,000-	-0-	-0-	-0-	-0-	-0-	-0-	40,000-
CFO
	2009	40,000	-0-	-0-	-0-	-0-	-0-	-0-	40,000

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 13.  CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE.

Certain Relationships and Transactions with Related Persons

We have the following related party transactions for the years ended December 31, 2009
“BJZC” - Bei Jing Zhao Cheng Chuang Zhan Investment Company Limited
“GDXS” - Guang Dong Xin Sheng Environmental Protection Company Limited
 “Xinxingmei” - Guang Dong Xin Xingmei Biology Company Limited
We hold the exclusive rights to use MHA biological treatment processes technologies and GM Bio-carriers. Both are the subject of patents owned by our Chairman, Mr. Pu, and we have acquired the exclusive rights pursuant to a license agreement with Mr. Pu.

As at December 31, 2009 we owed GDXS $2,495,572 and BJZC $285,384 on and interest free basis.  These loans are payable on demand.  Mr. Pu, Chairman of the Board holds and equity interest in both BJZC and GDXS.

As at December 31, 2009, our subsidiaries Aba and Xinchen owed Xinxingmei $1,722,159 on an interest free demand basis.

As at December 31, 2009, we owed Chonglaing Pu, the Chairman of the Board $4,284 and lent $1,467 to Tingli Pu, a shareholder ,on an interest free on demand basis.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, July 11, 2011

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

Signature	Title	Date

/s/ Chong Liang Pu	Chairman of the Board	July 11, 2011
Chong Liang Pu

/s/ Wenge Fang	Director, CEO and President	July 11, 2011
Wenge Fang

/s/ Ding Rencai	Director and CFO	July 11, 2011
Ding Rencai

CHINA WATER GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

CHINA WATER GROUP, INC.
Consolidated Financial Statements
December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
China Water Group, Inc.

We have audited the accompanying consolidated balance sheets of China Water Group, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Water Group, Inc. as of December 31, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Parsippany, New Jersey
July 11, 2011

CHINA WATER GROUP, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$30,497	$8,579
Accounts receivable, net	179,373	18,172
Inventory	282,999	393,178
Receivable for sale of Evergreen	1,173,600	-
Other current assets	170,728	41,283
Total current assets	1,837,196	461,212

Property, plant and equipment, net	1,017,202	882,824
Intangible assets, net	209,886	135,649
Goodwill	13,178,494	13,106,263
Assets of discontinued division	-	10,158,905

Total assets	$16,242,779	$24,744,853

Liabilities
Current liabilities
Warrant liability	$143,875	$36,610
Accounts payable	188,105	187,033
Accrued expenses	2,071,961	1,822,203
Due to directors	2,817	251,554
Due to related companies	2,780,956	3,169,152
Due to affiliated companies	1,722,159	1,758,281
Total current liabilities	6,909,873	7,224,833

Long-term liabilities:
Other payables for acquisition of a subsidiary	5,950,000	5,950,000
Total long-term liabilities	5,950,000	5,950,000

Liabilities of discontinued division	-	7,386,647

Total liabilities	12,859,873	20,561,480

Equity
Stockholders' equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 139,383,450 shares issued and outstanding at December 31, 2009 and 2008	139,383	139,383
Additional paid-in capital	6,131,532	6,131,532
Accumulated deficit	(4,045,147)	(3,252,804)
Accumulated other comprehensive income	1,468,759	1,404,509
Total stockholders' equity	3,694,527	4,422,620

Noncontrolling interest	(311,621)	(239,247)

Total equity	3,382,906	4,183,373

Total liabilities and equity	$16,242,779	$24,744,853

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2009	2008

Sales	$1,260,729	$207,318

Cost of Sales	435,505	151,334

Gross profit	825,224	55,984

Operating expenses:
Selling and distribution expenses	164,755	894,459
General and administrative expenses	1,245,073	427,665
Total operating expenses	1,409,828	1,322,124

Loss from operations	(584,604)	(1,266,140)

Other income (expense):
Interest income (expense)	(174)	33
Penalty for late effectiveness of registration statement	-	(91,297)
Gain (loss) on financial instruments	(107,265)	1,143,355
Other expense	(51,014)	(60,191)
Total other income (expense)	(158,453)	991,900

Loss from continuing operations before income taxes	(743,057)	(274,240)

Provision for income taxes	120,298	509

Loss from continuing operations	(863,355)	(274,749)

Discontinued operations:

Loss from discontinued operations of Evergreen Asset Group (including Loss on disposal of approximately $3,844,000 in 2008)	-	(2,400,298)
Income taxes	-	(27,647)
Loss from discontinued operations	-	(2,427,945)

Net loss	(863,355)	(2,702,694)

Less: Net loss attributable to noncontrolling interest	(71,012)	(120,741)

Net loss attributable to CHWG	(792,343)	(2,581,953)

Basic loss per share	$(0.00)	$(0.02)
Diluted loss per share	$(0.00)	$(0.02)

Weighted average number of common shares outstanding
Basic and Diluted	139,383,450	139,383,450

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Changes in Equity

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive	Total	Noncontrolling	Total
	Number	Par Value	Capital	deficit	Income	CHWG	Interest	Equity

Beginning balance, January 1st, 2008	139,383,450	$139,383	$6,131,532	$(670,851)	$1,138,354	$6,738,418	$-	$6,738,418

Comprehensive income (loss):
Net Loss	-	-	-	(2,581,953)	-	(2,581,953)	(120,741)	(2,702,694)
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	266,155	266,155	(1,903)	264,252
Comprehensive income (loss)	-	-	-	-	-	(2,315,798)	(122,644)	(2,438,442)
Noncontrolling interest for acquisition of Xinchen	-	-	-	-	-	-	(116,603)	(116,603)

Ending balance, December 31st,2008	139,383,450	$139,383	$6,131,532	$(3,252,804)	$1,404,509	$4,422,620	$(239,247)	$4,183,373

Comprehensive income (loss):
Net Loss:	-	-	-	(792,343)	-	(792,343)	(71,012)	(863,355)
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	64,250	64,250	(1,362)	62,888
Comprehensive income (loss)	-	-	-	-	-	(728,093)	(72,374)	(800,467)

Ending balance, December 31st, 2009	139,383,450	$139,383	$6,131,532	$(4,045,147)	$1,468,758	$3,694,527	$(311,621)	$3,382,906

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(863,355)	$(2,702,694)
Adjustments to reconcile net income to net cash provided by (used in)
Operating activities:
Depreciation and amortization	162,012	36,347
Provision for bad debt	668,065	-
Gain (loss) on financial instruments	107,265	(1,143,355)
Changes in operating assets and liabilities :
Accounts receivable	(829,055)	(18,172)
Inventory	112,262	(393,178)
Receivable for sale of Evergreen	(1,172,720)	-
Other current assets	(129,119)	6,757,349
Assets of discontinued division	-	3,379,515
Accounts payable	41	187,033
Accrued expenses	246,831	612,143
Due to directors	(249,937)	133,505
Liabilities of discontinued division	-	(6,822,018)
Total adjustments	(1,084,355)	2,729,169

Net cash provided by (used in) operating activities	(1,947,710)	26,475

Cash flows from investing activities:
Due from related companies	-	271,691
Acquisition of property, plant and equipment	(288,517)	(919,744)
Acquisition of intangible assets	(76,344)	(7,291,912)
Assets of discontinued division	-	2,846,414
Sale of subsidiary – Evergreen, net of cash	2,785,446	-

Net cash provided by (used in) investing activities	2,420,585	(5,093,551)

Cash flows from financing activities:
Due to related companies	(405,357)	3,169,152
Due to affiliated companies	(45,778)	1,758,281

Net cash provided by (used in) financing activities	(451,135)	4,927,433

Effect of foreign currency translation on cash and cash equivalents	178	148,222

Net increase in cash and cash equivalents	21,918	8,579

Cash and cash equivalents, beginning of period	8,579	-

Cash and cash equivalents, end of period	$30,497	$8,579

Supplemental schedule of non-cash activities
Outstanding obligation for acquisition of a subsidiary - Xinchen	$-	$5,950,000

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.
Notes to Consolidated Financial Statements

Note 1 – Organization and Nature of Business

In these notes, the terms “CHWG,” “we,” “us,” “our” and “the Company” mean China Water Group, Inc. (formerly China Evergreen Environmental Corporation) and subsidiary companies.

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

The principal activities of the Group are the research and development of waste water, garbage treatment and aqueous purifying techniques, investment and construction of waste water treatment plant and sales of environment protection related products. The company is now engaged in the production, sales and marketing of the bottled water.

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

On February 26, 2009, Guangzhou Xinchen Water Company established a subsidiary, Chengdu Jiuqiannian Water Company, in the PRC as a wholly-owned limited liability company with registered capital of RMB 500,000.

On August 24, 2009, Guangzhou Xinchen Water Company established a subsidiary, Beijing Jiuqiannian Water Company Ltd., in the PRC as a wholly-owned limited liability company with registered capital of RMB 300,000.

Note 2 – Summary of Significant Accounting Policies

Basis Of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements include the financial statements of CHWG and its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

In preparing the accompanying consolidated financial statements, the Company evaluated the period from December 31, 2009 through the date when the financial statements were issued for material subsequent events requiring recognition or disclosure. No such events were identified for this period.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of these consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Accordingly, actual results may differ from these estimates under different assumptions or conditions.

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

CHINA WATER GROUP, INC.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

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

Cash and Cash Equivalents

In accordance with ASC 230-10 (formerly SFAS No. 95, “Statement of Cash Flows”), the Company considers all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value. Restricted cash is excluded from cash and cash equivalents.

Accounts Receivable

Accounts receivable are stated at historical cost, net of allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectibility of accounts receivables and other receivables. A considerable amount of judgment is required in assessing the amount of the allowance; the Group considers the historical level of credit losses and applies percentages to aged receivable categories. The Group makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

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

CHINA WATER GROUP, INC.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Accounts Receivable (conitnued)

The balance of allowance for doubtful accounts amounted to $668,520 and $-0- as of December 31, 2009 and 2008, respectively.

Inventory

Inventories are stated at the lower of cost, determined on a weighted average basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to selling prices after the balance sheet date or to management’s estimates based on prevailing market conditions. The management will write down the inventories to market value if it is below cost. The management also regularly evaluates the composition of its inventories to identify slow-moving and obsolete inventories to determine if valuation allowance is required.

Cost of Sales

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

Estimated Useful Life
Office equipment	5 years
Furniture and fixtures	5 years
Tools and equipment	5 years
Motor vehicles	10 years
Waste water treatment plant	20 years

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” codified in ASC Topic 360-10-35, the Company reviews the recoverability of its long-lived assets on a periodic basis in order to identify business conditions, which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future discounted cash flows. If the total of the expected future discounted cash flows is less than the total carrying value of the assets, a loss is recognized for the difference between the fair value (computed based upon the expected future discounted cash flows) and the carrying value of the assets.

Intangible Assets

Intangible assets are stated at cost. Intangible assets with finite life are amortized over their estimated useful life using straight-line method. Estimated useful life of intangible assets is as follows:

Estimated Useful Life
Land use right	50 years

CHINA WATER GROUP, INC.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Goodwill

The Company accounts for business acquisitions in accordance with ASC 805-10 (formerly SFAS No. 141 “Business Combinations”), which may result in the recognition of goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method. Goodwill is not subject to amortization but will be subject to periodic evaluation for impairment. Goodwill is stated in the consolidated balance sheet at cost less accumulated impairment loss, if any.

FAIR Value Measurement And Financial Instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008. SFAS 157 has been codified as ASC 820-10, “Fair Value Measurements.” ASC 820-10, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments primarily consist of cash and cash equivalents, accounts receivable, other current assets; accounts payable, accrued expenses, short-term bank loans and other current liabilities.  As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes whereby deferred taxes are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings Per Share

Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

CHINA WATER GROUP, INC.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, codified in FASB ASC Topic 220, which establishes rules for the reporting and display of comprehensive income, its components and accumulated balances. SFAS No. 130 (ASC 220) defines comprehensive income to include all changes in equity, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on available-for-sale marketable securities, except those resulting from investments by owners and distributions to owners.

Foreign Currency Translation and Transactions

The Company has evaluated the determination of its functional currency based on the guidance in ASC Topic, “Foreign Currency Matters,” which provides that an entity’s functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash. On its own, the Company raises financing in the U.S. dollar, pays its own operating expenses primarily in the U.S. dollar, paid dividends to its shareholders of common stock and expects to receive any dividends that may be declared by its subsidiaries in U.S. dollars.

Therefore, it has been determined that the Company’s functional currency is the U.S. dollar based on the expense and financing indicators, in accordance with the guidance in ASC 830-10-85-5.

The Company uses United States dollars (“U.S. Dollar” or “US$” or “$”) for financial reporting purposes. The subsidiaries within the Company maintain their books and records in RenMinBi (“RMB”), the primary currency of the economic environment in which their operations are conducted. Assets and liabilities of the subsidiaries in RMB are translated into U.S. Dollars using the applicable exchange rates prevailing at the balance sheet date. Items on the statements of income and comprehensive income and cash flows are translated at average exchange rates during the reporting period. Equity accounts are translated at historical rates. Adjustments resulting from the translation of the Company’s financial statements are recorded as accumulated other comprehensive income.

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the condensed combined financial statements were as follows:

	December 31, 2009	December 31, 2008
Balance sheet items, except for shareholders’ equity items	RMB 1: US$0.14670	RMB 1: US$0.14589

	December 31, 2009	December 31, 2008
Amounts included in the statements of income, and statements of cash flows for the years then ended	RMB 1: US$0.14661	RMB 1: US$0.14363

Shareholders’ equity items	Historical rate	Historical rate

Recent Accounting Pronouncements

In January 2010, the FASB issued the following ASC Updates:

ASU No. 2010-01— Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash. This Update clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009 with retrospective application.

CHINA WATER GROUP, INC.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

ASU No. 2010-02— Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This Update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this Update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10).

ASU No. 2010-06— Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This Update amends Subtopic 820-10 that requires new disclosures about transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. This Update also amends Subtopic 820-10 to clarify certain existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.

The Company expects that the adoption of the above Updates issued in January 2010 did not and will not have any significant impact on its financial position and results of operations.

In January 2010, the FASB expanded the disclosure requirements for fair value measurements relating to the transfers in and out of Level 2 measurements and amended the disclosure for the Level 3 activity reconciliation to be presented on a gross basis. In addition, valuation techniques and inputs should be disclosed for both Levels 2 and 3 recurring and nonrecurring measurements. The new requirements are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the Level 3 activity reconciliation which are effective for fiscal years beginning after December 15, 2010. The Company adopted the new disclosure requirements on January 1, 2010 except for the disclosure related to the Level 3 reconciliation, which will be adopted on January 1, 2011. The adoption will not have an impact on its consolidated financial condition, results of operations or cash flows.

In October 2009, the FASB issued an amendment to the accounting and disclosure for revenue recognition. The amendment modifies the criteria for recognizing revenue in multiple element arrangements. Under the guidance, in the absence of vendor-specific objective evidence (“VSOE”) or other third party evidence (“TPE”) of the selling price for the deliverables in a multiple-element arrangement, this amendment requires companies to use an estimated selling price (“ESP”) for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement’s total consideration to its individual deliverables. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. The guidance is effective for the fiscal year beginning on or after June 15, 2010, and will be applied prospectively to revenue arrangements entered into or materially modified after the effective date. The Company intends to adopt the new guidance prospectively beginning January 1, 2011 and is currently evaluating the impact the adoption will have on its consolidated financial statements.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) officially launched the FASB Accounting Standards Codification (“ASC”), which has become the single official source of authoritative nongovernmental US GAAP, in addition to guidance issued by the Securities and Exchange Commission. The ASC is designed to simplify US GAAP into a single, topically ordered structure. All guidance contained in the ASC carries an equal level of authority. The ASC is effective for all interim and annual periods ending after September 15, 2009.

CHINA WATER GROUP, INC.
Notes to Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

On July 1, 2009, the Company adopted the accounting and disclosure requirements of Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, which is now included with ASC Topic 810 Consolidation.  This standard establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation.  On a prospective basis, any changes in ownership will be accounted for as equity transactions with no gain or loss recognized on the transactions unless there is a change in control.

Reclassification

Certain amounts as of December 31, 2008 were reclassified for presentation purposes.

Note 3 – Inventory

Inventory as of December 31, 2009 and December 31, 2008 consisted of the following:

	December 31,	December 31,
	2009	2008

Raw materials	$139,077	$200,754
Finished goods	143,922	192,424

Total	$282,999	$393,178

Note 4 – Property, Plant And Equipment, Net

Property, plant and equipment, net as of December 31, 2009 and December 31, 2008 consisted of the following:

	December 31,	December 31,
	2009	2008

Office equipment	$31,448	$16,858
Furniture and fixtures	5,468	-
Motor vehicles	249,323	59,362
Building and structure	179,674	170,785
Bottled water production equipment	729,945	664,492
Subtotal	1,195,858	911,497
Less : Accumulated depreciation	196,345	36,921
	999,513	874,576
Add: Construction in progress	17,689	8,248
Total	$1,017,202	$882,824

Depreciation expenses for the year ended December 31, 2009 and 2008 amounted to $159,101 and $33,451 respectively.

CHINA WATER GROUP, INC.
Notes to Consolidated Financial Statements

Note 5 – Intangible Assets, Net

Intangible assets at December 31, 2009 and 2008 consist of the following:

	December 31,	December 31,
	2009	2008

Land use rights	$222,021	$144,822
Less : Accumulated amortization	12,135	9,173
Total	$209,886	$135,649

Amortization expense for the years ended December 31, 2009 and 2008 amounted to $2,911 and $2,896 respectively.

Note 6 - Goodwill

On January 23, 2008, the Group completed its acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited for a consideration of $13.45 million. Goodwill, which is equal to the excess of cost over the fair value of acquired assets, has been recorded in conjunction with the acquisition. Goodwill is accounted for in accordance with ASC 350 (formerly SFAS 142). Under ASC 350, goodwill is not amortized and is subject to impairment test, at least annually. The test consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 450-10 (formerly SFAS No 141(R)), “Business Combinations”. As of December 31, 2009, no impairment was noted or recorded.

Balance as of December 31, 2008	$13,106,263
Foreign currency exchange adjustment	72,231
Adjusted balance as of December 31, 2009	$13,178,494

Note 7 - Warrant Liability

The fair values of the warrant liability as of December 31, 2009 and 2008 were as following:

	December 31,	December 31,
	2009	2008

Warrants issued in April 2005, at fair value	$68,153	$4,410

Warrants issued in September 2005, at fair value	43,522	-
Shares issued in September 2005, accounted for as liability	32,200	32,200

Total	$143,875	$36,610

CHINA WATER GROUP, INC.
Notes to Consolidated Financial Statements

Note 7 - Warrant Liability (continued)

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

The Group granted to the holders of the April Warrants certain piggy-back and demand registration rights. Pursuant to the agreements surrounding the April Private Placement, in the event that the Group determined to undertake a registration of securities, the Group would include, at the request of the holder of “Registrable Securities”, the Registrable Securities in the registration statement. If the Group did not file a registration statement by the 120th day from the closing of such financing, and the Group shall have received a written request signed by the holders holding the majority of the Registrable Securities, then the Group was obligated to file, at its expense, a registration statement covering the Registrable Securities. Once such registration statement has been filed and declared effective, the Group is obligated to keep such registration statement effective until the earlier of (i) the date that all of the Registrable Securities have been sold pursuant to such registration statement, (ii) all Registrable Securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, and the Group has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, or (iii) all Registrable Securities may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision then in effect under the Securities Act. As of December 31, 2009, the Group has not received any written request signed by the holders holding the majority of the Registrable Securities.

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

CHINA WATER GROUP, INC.
Notes to Consolidated Financial Statements

Note 7 - Warrant Liability (continued)

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

Under the subscription agreement for the September Private Placement, we agreed to prepare and file with the SEC (and did so file), at our own expense, a registration statement covering the registrable securities related to that placement. We agreed that in the event that the registration statement is not declared effective by the SEC within the earlier of 120 days from the final closing, we would pay to the investors in the September Private Placement liquidated damages in the amount of 2.0% of the purchase price of the registrable securities for each month until the registration statement is declared effective. These liquidated damages began accruing on January 12, 2006. We agreed that if we do not remit payment of these liquidated damages, we will pay the investors in the September Private Placement interest at the rate of 12% per year until the liquidated damages are paid in full. The subscription agreement provides that if a registration statement is not effective at any time after one year following the issuance date of the September Warrants, these liquidated damages obligations will stop accruing. As of September 14, 2006 the liquidated damages obligations stopped accruing. As of December 31, 2009, we have made an accrual of $1,324,735 for registration right liability.

The fair value of the warrants liability as of December 31, 2009 was $143,875, which was calculated by Binominal Option Pricing model.

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

CHINA WATER GROUP, INC.
Notes to Consolidated Financial Statements

Note 8 - Accrued Expenses

Accrued expenses consisted of the following:

	Year Ended December 31,
	2009	2008

City maintenance construction tax and value added tax	$39,466	$1,219
Contribution for employee welfare plan	39,650	47,562
Other payables	507,210	116,251
Other accruals	-	254,059
Registration right liability	1,324,735	1,324,735
Income taxes payable	65,875	162
Deferred revenue	95,025	78,215

Total	$2,071,961	$1,822,203

Note 9 - Due to Related Companies

As of December 31, 2009, the balance due to related companies represents financing obtained from Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) and Beijing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”) in which Mr. Pu, the Chairman of the Board, has equity interests. All amounts are non-interest-bearing, unsecured and repayable on demand.

Note 10 - Due to Affiliated Companies

As of December 31, 2009, the balance due to affiliated companies represents financing obtained from Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”) in which the Company has equity interests. All amounts are non-interest-bearing, unsecured and repayable on demand.

Note 11 - Income Taxes

The Company was incorporated in the State of Nevada and therefore, is not subject to any income tax according to the rules and regulations of the State of Nevada. Before January 1, 2008, the Company’s subsidiaries in the PRC were generally subject to PRC enterprise income tax at 33%. On March 16, 2007, the PRC government promulgated a new tax law, China’s Unified Corporate Income Tax Law (“New CIT Law”), which took effect from January 1, 2008. Under the New CIT Law, foreign-owned enterprises as well as domestic companies are subject to a unified tax rate of 25%. Accordingly, the Company’s subsidiaries in the PRC have been subject to the PRC corporate statutory tax rate of 25% on their taxable income arising in the PRC commencing from January 1, 2008.

The Company’s provision for income taxes consists of the following:

	For the Years Ended December 31,
	2009	2008

Current	$120,298	$509
Deferred	-	-
Total provision for income taxes	$120,298	$509

A reconciliation of the provision for income taxes with amounts determined by applying the statutory income tax rate to income before income taxes is as follows:

CHINA WATER GROUP, INC.
Notes to Consolidated Financial Statements

Note 11 - Income Taxes (continued)

	For the Years Ended December 31,
	2009	2008
Computed tax @ statutory rate of 25% ($(80,680)*25% and $(274,240)*25% for December 31, 2009 and 2008, respectively)	$(20,170)	$(68,560)

Current year losses	140,468	69,069

Total provision for income taxes	$120,298	$509

Note 12 - Earnings (Loss) Per Share

The Company presents earnings per share on a basic and diluted basis. Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed by dividing income available to common shareholders by the weighted average number of shares outstanding plus the dilutive effect of potential securities. All shares and per share data have been adjusted retroactively to reflect the recapitalization of the Company pursuant to the Securities Exchange Agreement with China Water Group, Inc.

A summary of our calculations of the numbers of dilutive shares is set forth below.

	For the Year Ended December 31
	2009	2008

Loss from continuing operations, net of tax	$(863,355)	$(274,749)

Loss from discontinued operations, net of tax	-	(2,427,945)

Net loss	$(792,343)	$(2,581,953)

Effect of Dilutive Securities	-	-

Loss available to common stockholders	(792,343)	(2,581,953)

Weighted average common shares	139,383,450	139,383,450
(denominator for basic earnings per share)

Effect of dilutive securities:	-	-

Weighted average common shares	139,383,450	139.383.450
(denominator for diluted earnings per share)

Loss per share—Basic:
Loss from continuing operations	$(0.00)	$(0.00)
Discontinued operations	$0.00	$(0.02)
Net loss	$(0.00)	$(0.02)

Loss per share—Diluted:
Loss from continuing operations	$(0.00)	$(0.00)
Discontinued operations	$0.00	$(0.02)
Net loss	$(0.00)	$(0.02)

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

Note 14 – Risk Factors

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 15 - Concentration

Two major customers accounted for approximately 61% of the net revenue for the whole year ended December 31, 2009. The source of revenue from these customers is the sales of bottled water. One major customer, Guangzhou ShengRen ShuiYe Ltd, accounted for approximately 23% of the net revenue. The other major customer, Shanghai Kekejia ltd, accounted for approximately 38% of the net revenue. The main suppliers for production materials are Sichuan Yibin Pulasi Package Material Ltd, Chengdu Rongshun Package Ltd and Guangzhou Huihua Package Ltd, accounted for approximately 21%, 19%, and 29% respectively.

Note 16 - SUPPLEMENTAL CASH FLOW DISCLOSURES

The following is the supplemental information relating to the consolidated statements of cash flows:

	For the Years Ended December 31,
	2009	2008

Cash paid for interest	$174	$56

Cash paid for income taxes	$120,298	$509