Form 10-Q
period 2010-03-31
China Water Group, Inc.
filed 2011-11-25
CIK 1083459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 139,383,450 shares of common stock, par value $.0001 per share, as of March 31, 2010.

Transitional Small Business Disclosure Format (Check one). YES ☐ NO ☒

PART I. - FINANCIAL INFORMATION

CHINA WATER GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

(UNAUDITED)

CHINA WATER GROUP, INC.
Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

CHINA WATER GROUP, INC.

Consolidated Balance Sheets
（Unaudited）

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,154	$30,497
Accounts receivable, net	37,140	179,373
Inventory	262,113	282,999
Receivable for disposal of Evergreen	1,173,600	1,173,600
Other current assets	191,513	170,728
Total current assets	1,699,520	1,837,197

Property, plant and equipment, net	996,926	1,017,202
Intangible assets, net	209,158	209,886
Goodwill	13,178,494	13,178,494

Total assets	$16,084,098	$16,242,779

Liabilities
Current liabilities:
Warrant liability	$97,700	$143,875
Accounts payable	185,173	188,105
Accrued expenses	1,383,466	1,469,726
Due to directors	2,817	2,817
Due to related companies	2,897,945	2,780,956
Due to affiliated companies	1,967,353	1,722,159
Other current liabilities	343,147	602,235
Total current liabilities	6,877,601	6,909,873

Other payables for acquisition of a subsidiary	5,950,000	5,950,000

Total liabilities	12,827,601	12,859,873

Equity
Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 139,383,450 shares issued and outstanding at March 31, 2010 and December 31, 2009	139,383	139,383
Additional paid-in capital	6,131,532	6,131,532
Accumulated deficit	(4,156,371)	(4,045,147)
Accumulated other comprehensive income	1,468,705	1,468,759
Total stockholders' equity	3,583,249	3,694,527

Noncontrolling interest	(326,752)	(311,621)

Total equity	3,256,497	3,382,906

Total liabilities and equity	$16,084,098	$16,242,779

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Sales
	$47,928	$26,064
Cost of sales
	44,377	13,370
Gross profit
	3,551	12,694
Operating expenses
Selling and distribution expenses	17,023	7,297
General and administrative expenses	152,477	129,685

Total operating expenses	169,500	136,982

Loss from operations	(165,949)	(124,288)

Other income (expense)
Interest expense	(140)	-
Gain on financial instruments	46,175	-
Other expense	(6,023)	(10,188)

Total other income (expense)	40,012	(10,188)

Loss before income taxes	(125,937)	(134,476)

Provision for income taxes	413	170

Net loss	(126,350)	(134,646)

Less: net loss attributable to noncontrolling interest	(15,126)	(9,474)

Net loss attributable to CHWG	$(111,224)	$(125,172)

Basic loss per share	$(0.00)	$(0.00)
Diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic	139,383,450	139,383,450
Diluted	139,383,450	139,383,450

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Comprehensive Loss
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009

Net loss	$(126,350)	$(134,646)

Other comprehensive loss
Foreign currency translation adjustment	(59)	(280,497)

Total other comprehensive loss	(59)	(415,143)

Total Comprehensive loss	(126,409)	(289,971)

Less: Comprehensive loss attributable to the noncontrolling interest	(15,131)	(14,048)

Comprehensive loss attributable to CHWG	$(111,278)	$(401,095)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(126,350)	$(134,646)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities :
Depreciation and amortization	21,513	10,413
Gain on fair value of derivative instruments	(46,175)	-
Changes in operating assets and liabilities :
Accounts receivable	142,185	(5,141)
Inventory	20,879	22,865
Other current assets	(20,779)	(11,337)
Receivable for disposal of Evergreen	-	(2,629,426)
Accounts payable	(2,931)	6,241
Accrued expenses	(86,230)	307,154
Other current liabilities	(259,000)	-
Due to directors	-	(83,455)
Total adjustments	(230,538)	(2,382,686)

Net cash used in operating activities	(356,888)	(2,517,332)

Cash flows from investing activities
Acquisition of property, plant and equipment	(516)	(349)
Disposal of subsidiary – Evergreen, net of cash	-	2,775,719

Net cash provided by (used in) investing activities	(516)	2,775,370

Cash flows from financing activities
Due to related companies	116,950	16,797
Due to affiliated companies	245,111	(80,500)

Net cash provided by (used in) financing activities	362,061	(63,703)

Effect of foreign currency translation on cash and cash equivalents	-	(162,235)

Net increase in cash and cash equivalents	4,657	32,100

Cash and cash equivalents, beginning of period	30,497	8,579

Cash and cash equivalents, end of period	$35,154	$40,679

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
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

As a result of the Reverse Acquisition, Evergreen became our wholly owned subsidiary. Evergreen has three majority owned subsidiaries: Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”), and Hai Yang City Sheng Shi Environment Protection Company Limited (“Haiyang”). Through Xinxingmei and Haiyang, we provide wastewater turn-key engineering, equipment and chemical trading. Evergreen then holds 90% of Xinxingmei. Xinxingmei provides turn-key wastewater treatment engineering design and contracting. Xinxingmei also holds 90% and 35% respectively in the equity interest of the following two water treatment facilities operated through build, operate and transfer (“BOT”) arrangements with the PRC government: (i) Tian Jin Shi Sheng Water Treatment Company Limited (“Tian Jin”), which commissioned water treatment in November 2003 and has a daily treatment capacity of approximately 10,000 cubic meters and (ii) Xin Le Sheng Mei Water Purifying Company Limited (“Xin Le”), which also commissioned water treatment in November 2003 and has a daily treatment capacity of 40,000 cubic meters. Xinxingmei was retained to manage both Tian Jin and Xin Le.

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

On January 23, 2008, the Chinese government approved China Water Group Inc’s. acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited. Guangzhou Xinchen Water Company Limited owns 100% equity interest of Aba Xinchen Dagu Glacier Spring Co., Limited. The acquisition was completed for a consideration of $13.45 million, of which $7.5 million was paid in cash, and the remaining $5.95 million will be paid in the future.  The primary reason for the acquisition was to enter into the bottled water industry.  The results of operations for the period from January to December 2008 were included in the combined income statement.  The Company recorded a liability of $5.9 million, which represented the fair value of stock calculated based on US$ 0.2 per share, with reference to contemporaneous prices of the Company’s common stock on the Pink Quote, with total of 29.75 million shares.  This liability does not represent a contingent liability as defined under paragraph 25 of SFAS 141.  Approximately $13 million of the purchase price of $13.45 million was assigned to goodwill as the net asset of Aba Xinchen Dagu Glacier Spring Co., Limited. was minimum at the acquisition date.  The consolidated statement of operations for the twelve months ended December 31, 2008 included the twelve-month results of operations of Aba Xinchen Dagu Glacier Spring Co., Limited.

CHINA WATER GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 1 – Organization and nature of business (continued)

In January, 2009, the Group sold 100% of the equity interest in Evergreen to Whole Treasure Investment Ltd. at a total consideration of RMB 19,000,000 (approximately $2,784,450). After completing the transfer formalities, the Group no longer possesses any share in Evergreen. As of March 31, 2010, the receivable for disposal of Evergreen is $1,173,600.

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

Note 2 – Summary of significant accounting policies

Basis of Presentation

The Company’s consolidated financial statements include the accounts of its controlled subsidiaries. All intercompany balances and transactions are eliminated in consolidation. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) applicable to interim financial information and the requirements of Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included.

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from March 31, 2010 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. (see Note 20)

Interim Financial Statements

These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the years ended December 31, 2009 and 2008, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the years ended December 31, 2009 and 2008.

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

Reclassification

Certain amounts of December 31, 2009 and March 31, 2009 were reclassified for presentation purposes.

CHINA WATER GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 3 – Inventory

Inventory as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009

Raw materials	$166,645	$139,077
Finished goods	95,468	143,922

Total	$262,113	$282,999

Note 4 – Other Current Assets

Other current assets consisted mainly of prepayments to vendors for goods and services. The balance of other current assets as of March 31, 2010 and December 31, 2009 was 191,513 and 170,728, respectively.

Note 5 – Property, Plant And Equipment, Net

Property, plant and equipment, net as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009

Office equipment	$35,553	$31,448
Furniture and fixtures	5,984	5,468
Motor vehicles	249,324	249,323
Building and structure	179,674	179,674
Bottled water production equipment	725,839	729,945
Subtotal	1,196,374	1,195,858
Less: Accumulated depreciation	217,137	196,345
	979,237	999,513
Construction in progress	17,689	17,689
Total	$996,926	$1,017,202

Depreciation expenses for the three months ended March 31. 2010 and 2009 were $20,785 and $9,688, respectively.

Note 6 – Intangible Assets

Intangible assets as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009

Rights to use land	$222,021	$222.021
Less: accumulated amortization	12,863	12,135

Total	$209,158	$209,886

Amortization expenses for the three months ended March 31, 2010 and 2009 were $728 and $725, respectively.

CHINA WATER GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 7 - Goodwill

On January 23, 2008, the Group completed its acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited for a consideration of $13.45 million. Goodwill, which is equal to the excess of cost over the fair value of acquired assets, has been recorded in conjunction with the acquisition. Goodwill is accounted for in accordance with ASC 350 (formerly SFAS 142 “Goodwill and Other Intangible Assets”). Under ASC 350, goodwill is not amortized and is subject to impairment test, at least annually. The test consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805-10 (formerly SFAS No. 141(R) “Business Combinations”). As of March 31, 2010, the Company concluded that there was no impairment of goodwill.

Balance as of December 31, 2009	$13,178,494
Foreign currency exchange adjustment	-
Adjusted balance as of March 31, 2010	$13,178,494

Note 8 - Warrant Liability

The fair values of the warrant liability as of March 31, 2010 and December 31, 2009 were as following:

	March 31,	December 31,
	2010	2009

Warrants issued in April 2005, at fair value	$59,256	$68,153
Warrants issued in September 2005, at fair value	6,244	43,522
Shares issued in September 2005, accounted for as liability	32,200	32,200

Total	$97,700	$143,875

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

The Group used the Black-Scholes Option Pricing model in calculating the fair market value of the April Warrants and allocated $148,531, $74,266 and $185,664 of the $408,461 net proceeds to the Convertible Debenture, the Bifurcated Conversion Feature of the Debenture and the April Warrants, respectively. The differences between the fair value of each of the Convertible Debenture, the Bifurcated Conversion Feature of the Debenture and the April Warrants and the respective allocated amounts are recorded as non-cash financing charges and expensed at the date of issuance. The principal assumptions used in the computation of the April Warrants are: expected term of 10 years; a risk-free rate of return of 4.24%; dividend yield of zero percent; and a volatility of 70%.

CHINA WATER GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 8 - Warrant Liability (Continued)

The Group granted to the holders of the April Warrants certain piggy-back and demand registration rights. Pursuant to the agreements surrounding the April Private Placement, in the event that the Group determined to undertake a registration of securities, the Group would include, at the request of the holder of “Registrable Securities”, the Registrable Securities in the registration statement. If the Group did not file a registration statement by the 120th day from the closing of such financing, and the Group shall have received a written request signed by the holders holding the majority of the Registrable Securities, then the Group was obligated to file, at its expense, a registration statement covering the Registrable Securities. Once such registration statement has been filed and declared effective, the Group is obligated to keep such registration statement effective until the earlier of (i) the date that all of the Registrable Securities have been sold pursuant to such registration statement, (ii) all Registrable Securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, and the Group has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, or (iii) all Registrable Securities may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision then in effect under the Securities Act. As of March 31, 2010, the Group has not received any written request signed by the holders holding the majority of the Registrable Securities.

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

The conversion feature of the convertible debenture issued in April did not qualify for the scope of exception from the provisions of SFAS 133 because the convertible debentures are convertible into a Variable number of share. As such, the conversion feature was bifurcated from the convertible debenture and accounted for as a derivative at fair value with changes in fair value recorded in earnings. Upon the conversion of the convertible debentures in October 2005, the convertible debentures were recorded in equity as additional capital.

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

CHINA WATER GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 8 - Warrant Liability (Continued)

The Group used the Black-Scholes Option Pricing model in calculating the fair market value of the September Warrants and allocated $4,140,535 of the $4,172,735 net proceeds to the September Warrants. The difference between the fair value of the September Warrants and the allocated amount is recorded as non-cash financing charges and expensed of at the date of issuance. The principal assumptions used in the computation of the September Warrants are: expected term of 5 years; a risk-free rate of return of 4.24%; dividend yield of zero percent; and a volatility of 70%.

Under the subscription agreement for the September Private Placement, we agreed to prepare and file with the SEC (and did so file), at our own expense, a registration statement covering the registrable securities related to that placement. We agreed that in the event that the registration statement is not declared effective by the SEC within the earlier of 120 days from the final closing, we would pay to the investors in the September Private Placement liquidated damages in the amount of 2.0% of the purchase price of the registrable securities for each month until the registration statement is declared effective. These liquidated damages began accruing on January 12, 2006. We agreed that if we do not remit payment of these liquidated damages, we will pay the investors in the September Private Placement interest at the rate of 12% per year until the liquidated damages are paid in full. The subscription agreement provides that if a registration statement is not effective at any time after one year following the issuance date of the September Warrants, these liquidated damages obligations will stop accruing. As of September 14, 2006 the liquidated damages obligations stopped accruing. As of March 31, 2010, we have made an accrual of $1,324,735 for registration right liability.

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

Note 9 – Accrued Expenses

Accrued expenses as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009

City maintenance construction tax and value added tax	$16,155	$39,466
Contribution for employee welfare plan	42,173	39,650
Registration right liability	1,324,735	1,324,735
Income taxes payable	403	65,875

Total	$1,383,466	$1,469,726

Note 10 – Other Current Liabilities

Other current liabilities as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009

Other payables	$238,729	$507,210
Customer deposits	104,418	95,025

Total	$343,147	$602,235

CHINA WATER GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 11 – Due to Related Companies

As of March 31, 2010 and December 31, 2009, the balance due to related companies was $2,897,945 and $2,780,956, respectively. This balance represents financing obtained from Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) and Beijing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”) in which Mr. Pu, the Chairman of the Board, has equity interests. All amounts are non-interest-bearing, unsecured and repayable on demand.

Note 12 – Due to Affiliated Companies

As of March 31, 2010 and December 31, 2009, the balance due to affiliated companies was $1,967,353 and $1,722,159, respectively. This balance represents financing obtained from Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”). All amounts are non-interest-bearing, unsecured and repayable on demand.

Note 13 – Income Taxes

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiary and its affiliated Chinese operating companies. All business is conducted in PRC. As the U.S. holding company has not recorded any income for the three months ended March 31, 2010 and 2009, there was no provision or benefit for U.S. income tax purpose.

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

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the New CIT Law), which is effective from January 1, 2008. Under the new law, the corporate income tax rate applicable to all Companies, both domestic and foreign-invested companies, is 25%, replacing the previous applicable tax rate of 33%. For the three months ended March 31, 2010, the income tax provision by the Company was $413.

Note 14 – Loss Per Share

The basic earnings (loss) per share are calculated using the net income (loss) and the weighted average number of shares outstanding during the year. The diluted earnings (loss) per share are calculated using the net income (loss) and the weighted average number of shares outstanding during the year together with incremental common shares issuable upon the exercise of all warrants issued.

	For the Three Months Ended March 31,
	2010	2009

Net loss attributable to CHWG	$(111,224)	$(125,172)

Weighted average common shares	139,383,450	139,383,450
(denominator for basic income per share)

Effect of dilutive securities:	-	-

Weighted average common shares	139,383,450	139,383,450
(denominator for diluted income per share)

Basic loss per share	$(0.00)	$(0.00)
Diluted loss per share	$(0.00)	$(0.00)

As the April Warrants and the September Warrants are anti-dilutive, they are excluded from the calculation of diluted earnings per share.

CHINA WATER GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 15 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes monthly contributions of 12% of all employees' salaries to the employee welfare plan.

Note 16 – Risk Factors

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC as well as by the general state of the PRC’s economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 17 – Risk of Concentrations in Sales and Purchases

For the three months ended March 31, 2010 and 2009, two customers accounted for approximately 25% and 27% of the Company’s revenue, respectively. Total sales to these customers were $12,076 and $7,037 for the three months ended March 31, 2010 and 2009, respectively.

For the three months ended March 31, 2010, one major vendor accounted for approximately 98% of the Company’s cost for purchases, while for the three months ended March 31, 2009, two major vendors accounted for approximately 79% of the Company’s cost for purchases. Total purchases from these vendors were $2,608 and $16,348 for the three months ended March 31, 2010 and 2009, respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

CHINA WATER GROUP, INC.
Notes to Consolidated Financial Statements
March 31, 2010 and 2009
(Unaudited)

Note 18 - SUPPLEMENTAL Disclosure of CASH FLOW Information

The following is the supplemental information relating to the consolidated statements of cash flows:

	March 31,	March 31,
	2010	2009

Cash paid for interest	$140	$-

Cash paid for income taxes	$65,885	$170

Note 19 – Subsequent Event

On the September 30, 2011 , Guangzhou Xinchen Water Co., a subsidiary of the Company and China Construction Bank Co., Ltd. Guangzou Liwan Sub-branch, concluded RMB 15 Million ($2.37 Million USD) loan agreement (the “Loan Agreement”). The Loan Agreement specifies the loan term as three years commencing from October 9, 2011, a variable loan interest rate of equal to the benchmark interest rate of People’s Bank of China as in effect from time to time (currently 6.65%) plus 15% resulting in a current rate of 7.65%, The proceeds of the Loan Agreement will be used for the Registrant’s working capital needs to expand its bottled water operations.

TEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

RESULTS OF OPERATIONS

Quarter Ended March 31,2010 vs. Quarter Ended March 31, 2009

Total revenue. We reported total revenue of $47,928 for the three months ended March 31, 2010 which increased by approximately 84% as compared to $26,064 for the three months ended March 31, 2009. This was primarily due to our extended distribution channels from the original prior year and our holding targeted promotional activities to enhance our brand recognition and increase product sales

Cost of revenue. Our total cost of revenue increased by $31,007 from $13,370 for the three months ended March 31, 2009 to $44,377 for the three months ended March 31,2009. This was primarily due to increased sales and promotional expenses during January and February 2010 which coincided with the Chinese Lunar New Year

Gross profit. Gross profit, as a percentage of total revenue for the three months ended March 31, 2010 and 2009, was approximately 7.41% or $3,551 as compared to 48.70% or $12,694.  Decreased gross margins were mainly due to the unit cost increasing because materials and transportation fee related to cost of production are increased and due to price reduction and gift products as promotion during 2010 January and February when was the Chinese Lunar New Year.

Operating expenses. Our total operating expenses for the three months ended March 31, 2010 and 2009 were $169,500 and $136,982, respectively. The principal components of operating expenses were selling and distribution expenses, administrative salaries and benefits, depreciation and amortization, travel expense, rental expense and other general administration cost. A increase in operating expenses for the three months ended March 31, 2010 of $32,518 as compared to the three months ended March 31, 2009 was primarily due to the increased levels of selling and distribution expense as sales effort was enhanced during this period of repositioning of our branded bottled water.

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

Under paragraphs 12–32 of EITF 00-19, contracts that include any provision that could require net-cash settlements cannot be accounted for as equity. Accordingly, the proceeds of the September Private Placement allocated for par value of the common stock and the September Warrants have been recorded as a liability on the balance sheet. Upon the effectiveness of the registration statement, the amount will be recorded as equity.  In 2007 we began accruing smaller amounts for other penalties which amounted to $22,688 for the first quarter of 2008.  We did not accrue any amounts in the first quarter of 2010.

Unrealized gain on financial instruments. Unrealized gains or losses on financial instruments represent the change in the fair market value of the financial instruments at each reporting date. The unrealized gain on financial instruments for the three months ended March 31, 2010 was $46,175. There was an unrealized gain on financial instruments of $ 0 for the three months ended March 31,2009.

Net  income. We had a net loss of $(126,350) for the three months ended March 31, 2010, and  $(134,646) for the three months ended March 31, 2009.  The decreased net loss as compared to the prior period reflects the increaseing sale volume of bottled water .

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow generated from financing. Net cash provided by financing activities during the three months ended March 31, 2010was $ $362,061, which was mainly attributable to the proceeds due to affiliated(related) companies. Our cash and cash equivalents were $35,154.   We plan to secure bank loans to support our future projects.  Our Chairman, the majority shareholder, has also promised to provide additional funds when needed.  However, this promise is not a legally binding commitment.

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

Revenues from the sale of bottled water products are recognized when goods are delivered. The contractual terms of the purchase agreements dictate the recognition of revenues by us. We recognize revenue in accordance with SAB No. 104. Accordingly, four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and our customer jointly determine that the product has been delivered or no refund will be required.

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

Material Weaknesses identified Prior to Fiscal 2009

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

Steps Undertaken with respect to Material Weaknesses Prior to 2009

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

Material Weaknesses as at March 31, 2011

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

(b) Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act,  management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of March 31,2009. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

CHINA WATER GROUP, INC.
(Registrant)

Dated: November23, 2011	By: /s/ Wenge Fang
Wenge Fang,
Chief Executive Officer

Dated:November 23, 2011	By: /s/ Ding Rencai
Ding Rencai,
Chief Financial Officer