Form 10-Q
period 2010-06-30
China Water Group, Inc.
filed 2011-12-16
CIK 1083459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30,2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 139,383,450 shares of common stock, par value $.0001 per share, as of June 30, 2010.

Transitional Small Business Disclosure Format (Check one). YES ☐ NO ☒

PART I. - FINANCIAL INFORMATION

CHINA WATER GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

(UNAUDITED)

CHINA WATER GROUP, INC.
Consolidated Financial Statements
June 30, 2010 and 2009
(Unaudited)

CHINA WATER GROUP, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,034	$30,497
Accounts receivable, net	46,451	179,373
Inventory	283,552	282,999
Receivable for disposal of Evergreen	1,178,400	1,173,600
Other current assets	189,282	170,728
Total current assets	1,729,719	1,837,197

Property, plant and equipment, net	1,005,892	1,017,202
Intangible assets, net	209,282	209,886
Goodwill	13,232,394	13,178,494

Total assets	$16,177,287	$16,242,779

Liabilities
Current liabilities:
Warrant liability	$55,872	$143,875
Accounts payable	200,665	188,105
Accrued expenses	1,403,889	1,469,726
Due to shareholders	273,061	2,817
Due to related companies	2,713,363	2,780,956
Due to affiliated companies	1,975,400	1,722,159
Other current liabilities	375,000	602,235
Total current liabilities	6,997,250	6,909,873

Other payables for acquisition of a subsidiary	5,950,000	5,950,000

Total liabilities	12,947,250	12,859,873

Equity
Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 139,383,450 shares issued and outstanding at June 30, 2010 and December 31, 2009	139,383	139,383
Additional paid-in capital	6,131,532	6,131,532
Accumulated deficit	(4,215,756)	(4,045,147)
Accumulated other comprehensive income	1,513,135	1,468,759
Total stockholders' equity	3,568,294	3,694,527

Noncontrolling interest	(338,257)	(311,621)

Total equity	3,230,037	3,382,906

Total liabilities and equity	$16,177,287	$16,242,779

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Sales
	$98,009	$50,521	$145,937	$76,585
Cost of sales
	48,041	21,085	92,418	34,455
Gross profit
	49,968	29,436	53,519	42,130
Operating expenses
Selling and distribution expenses	42,639	23,898	59,662	31,195
General and administrative expenses	104,803	147,730	257,280	277,415

Total operating expenses	147,442	171,628	316,942	308,610

Loss from operations	(97,474)	(142,192)	(263,423)	(266,480)

Other income (expense)
Interest income (expense)	(102)	114	(242)	114
Gain (loss) on financial instruments	41,828	(23,145)	88,003	(23,145)
Other income (expense)	(13,763)	6,284	(19,786)	(3,904)

Total other income (expense)	27,963	(16,747)	67,975	(26,935)

Loss before income taxes	(69,511)	(158,939)	(195,448)	(293,415)

Provision for income taxes	4	534	417	704

Net loss	(69,515)	(159,473)	(195,865)	(294,119)

Less: net loss attributable to noncontrolling interest	(10,130)	(13,027)	(25,256)	(22,501)

Net loss attributable to CHWG	$(59,385)	$(146,446)	$(170,609)	$(271,618)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic	139,383,450	139,383,450	139,383,450	139,383,450
Diluted	139,383,450	139,383,450	139,383,450	139,383,450

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net loss	$(69,515)	$(159,473)	$(195,865)	$(294,119)

Other comprehensive income
Foreign currency translation adjustment	43,055	203,024	42,996	47,699

Total other comprehensive income	43,055	203,024	42,996	47,699

Total Comprehensive income (loss)	(26,460)	43,551	(152,869)	(246,420)

Less: Comprehensive loss attributable to the noncontrolling interest	(11,505)	(13,719)	(26,636)	(27,767)

Comprehensive income (loss) attributable to CHWG	$(14,955)	$57,270	$(126,233)	$(218,653)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(195,865)	$(294,119)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	39,757	20,961
(Gain) loss on fair value of derivative instruments	(88,003)	23,145
Changes in operating assets and liabilities :
Accounts receivable	133,101	(13,756)
Inventory	602	(2,660)
Receivable for disposal of Evergreen	-	(2,638,260)
Other current assets	(17,783)	32,054
Accounts payable	11,742	33,200
Accrued expenses	(66,156)	9,839
Other current liabilities	(228,746)	278,625
Total adjustments	(215,486)	(2,256,852)

Net cash used in operating activities	(411,351)	(2,550,971)

Cash flows from investing activities
Due from related companies	-	(437,831)
Acquisition of property, plant and equipment	(22,896)	(13,149)
Disposal of subsidiary – Evergreen, net of cash	-	2,772,258

Net cash provided by (used in) investing activities	(22,896)	2,321,278

Cash flows from financing activities
Due to shareholders	269,114	(82,113)
Due to related companies	(78,640)	461,979
Due to affiliated companies	245,178	(80,782)

Net cash provided by financing activities	435,652	299,084

Effect of foreign currency translation on cash and cash equivalents	132	19,612

Net increase in cash and cash equivalents	1,537	89,003

Cash and cash equivalents, beginning of period	30,497	8,579

Cash and cash equivalents, end of period	$32,034	$97,582

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and nature of business (continued)

In January, 2009, the Group sold 100% of the equity interest in Evergreen to Whole Treasure Investment Ltd. at a total consideration of RMB 19,000,000 (approximately $2,784,450). After completing the transfer formalities, the Group no longer possesses any share in Evergreen. As of June 30, 2010, the receivable for disposal of Evergreen is $1,178,400.

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

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from June 30, 2010 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. (see Note 19)

Interim Financial Statements

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

Reclassification

Certain amounts of December 31, 2009 and June 30, 2009 were reclassified for presentation purposes.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 3 – Inventory

Inventory as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009

Raw materials	$137,662	$139,077
Finished goods	145,890	143,922

Total	$283,552	$282,999

Note 4 – Other Current Assets

Other current assets consisted mainly of prepayments to vendors for goods and services. The balance of other current assets as of June 30, 2010 and December 31, 2009 was $189,282 and $170,728, respectively.

Note 5 – Property, Plant And Equipment, Net

Property, plant and equipment, net as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009

Office equipment	$35,698	$31,448
Furniture and fixtures	6,009	5,468
Motor vehicles	250,343	249,323
Building and structure	180,409	179,674
Bottled water production equipment	705,580	729,945
Subtotal	1,178,039	1,195,858
Less: Accumulated depreciation	235,609	196,345
	942,430	999,513
Construction in progress	63,462	17,689
Total	$1,005,892	$1,017,202

Depreciation expenses for the three months ended June 30. 2010 and 2009 were $17,516 and $9,781, and for the six months ended June 30, 2010 and 2009 were $38,301 and $19,469, respectively.

Note 6 – Intangible Assets

Intangible assets as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009

Rights to use land	$222,929	$222.021
Less: accumulated amortization	13,647	12,135

Total	$209,282	$209,886

Amortization expenses for the three months ended June 30, 2010 and 2009 were $728 and $767, and for the six months ended June 30, 2010 and 2009 were $1,456 and $1,492, respectively.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 7 - Goodwill

On January 23, 2008, the Group completed its acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited for a consideration of $13.45 million. Goodwill, which is equal to the excess of cost over the fair value of acquired assets, has been recorded in conjunction with the acquisition. Goodwill is accounted for in accordance with ASC 350 (formerly SFAS 142 “Goodwill and Other Intangible Assets”). Under ASC 350, goodwill is not amortized and is subject to impairment test, at least annually. The test consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805-10 (formerly SFAS No. 141(R) “Business Combinations”). As of June 30, 2010, the Company concluded that there was no impairment of goodwill.

Balance as of December 31, 2009	$13,178,494
Foreign currency exchange adjustment	53,900
Adjusted balance as of June 30, 2010	$13,232,394

Note 8 - Warrant Liability

The fair values of the warrant liability as of June 30, 2010 and December 31, 2009 were as following:

	June 30,	December 31,
	2010	2009

Warrants issued in April 2005, at fair value	$23,672	$68,153
Warrants issued in September 2005, at fair value	-	43,522
Shares issued in September 2005, accounted for as liability	32,200	32,200

Total	$55,872	$143,875

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 8 - Warrant Liability (Continued)

The Group granted to the holders of the April Warrants certain piggy-back and demand registration rights. Pursuant to the agreements surrounding the April Private Placement, in the event that the Group determined to undertake a registration of securities, the Group would include, at the request of the holder of “Registrable Securities”, the Registrable Securities in the registration statement. If the Group did not file a registration statement by the 120th day from the closing of such financing, and the Group shall have received a written request signed by the holders holding the majority of the Registrable Securities, then the Group was obligated to file, at its expense, a registration statement covering the Registrable Securities. Once such registration statement has been filed and declared effective, the Group is obligated to keep such registration statement effective until the earlier of (i) the date that all of the Registrable Securities have been sold pursuant to such registration statement, (ii) all Registrable Securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, and the Group has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, or (iii) all Registrable Securities may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision then in effect under the Securities Act. As of June 30, 2010, the Group has not received any written request signed by the holders holding the majority of the Registrable Securities.

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

Under the subscription agreement for the September Private Placement, we agreed to prepare and file with the SEC (and did so file), at our own expense, a registration statement covering the registrable securities related to that placement. We agreed that in the event that the registration statement is not declared effective by the SEC within the earlier of 120 days from the final closing, we would pay to the investors in the September Private Placement liquidated damages in the amount of 2.0% of the purchase price of the registrable securities for each month until the registration statement is declared effective. These liquidated damages began accruing on January 12, 2006. We agreed that if we do not remit payment of these liquidated damages, we will pay the investors in the September Private Placement interest at the rate of 12% per year until the liquidated damages are paid in full. The subscription agreement provides that if a registration statement is not effective at any time after one year following the issuance date of the September Warrants, these liquidated damages obligations will stop accruing. As of September 14, 2006 the liquidated damages obligations stopped accruing. As of June 30, 2010, we have made an accrual of $1,324,735 for registration right liability.

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

Note 9 – Accrued Expenses

Accrued expenses as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30	December 31,
	2010	2009

City maintenance construction tax and value added tax	$17,262	$39,466
Contribution for employee welfare plan	61,892	39,650
Registration right liability	1,324,735	1,324,735
Income taxes payable	-	65,875

Total	$1,403,889	$1,469,726

Note 10 – Other Current Liabilities

Other current liabilities as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009

Other payables	$255,695	$507,210
Customer deposits	119,305	95,025

Total	$375,000	$602,235

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 11 – Due to Related Companies

As of June 30, 2010 and December 31, 2009, the balance due to related companies was $2,713,363 and $2,780,956, respectively. This balance represents financing obtained from Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) and Beijing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”) in which Mr. Pu, the Chairman of the Board, has equity interests. All amounts are non-interest-bearing, unsecured and repayable on demand.

Note 12 – Due to Affiliated Companies

As of June 30, 2010 and December 31, 2009, the balance due to affiliated companies was $1,975,400, and $1,722,159, respectively. This balance represents financing obtained from Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”). All amounts are non-interest-bearing, unsecured and repayable on demand.

Note 13 – Income Taxes

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiary and its affiliated Chinese operating companies. All business is conducted in PRC. As the U.S. holding company has not recorded any income for the three months ended June 30, 2010 and 2009, there was no provision or benefit for U.S. income tax purpose.

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

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the New CIT Law), which is effective from January 1, 2008. Under the new law, the corporate income tax rate applicable to all Companies, both domestic and foreign-invested companies, is 25%, replacing the previous applicable tax rate of 33%. For the six months ended June 30, 2010, the income tax provision by the Company was $ 417.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Net loss attributable to CHWG	$(59,385)	$(146,446)	$(170,609)	$(271,618)

Weighted average common shares	139,383,450	139,383,450	139,383,450	139,383,450
(denominator for basic income per share)

Effect of dilutive securities:	-	-	-	-

Weighted average common shares	139,383,450	139,383,450	139,383,450	139,383,450
(denominator for diluted income per share)

Basic loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

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

Note 17 – Risk of Concentrations in Sales and Purchases

For the six months ended June 30, 2010 and 2009, two customers accounted for approximately 15% and 13% of the Company’s revenue, respectively. Total sales to these customers were $21,344 and $9,965 for the six months ended June 30, 2010 and 2009, respectively.

For the six months ended June 30, 2010, one major vendor accounted for approximately 98% of the Company’s cost for purchases, while for the six months ended June 30, 2009, two major vendors accounted for approximately 30% of the Company’s cost for purchases. Total purchases from these vendors were $2,607 and $27,081 for the six months ended June 30, 2010 and 2009, respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 18 - SUPPLEMENTAL Disclosure of CASH FLOW Information

The following is the supplemental information relating to the consolidated statements of cash flows:

	June 30,	June 30,
	2010	2009

Cash paid for interest	$242	$-

Cash paid for income taxes	$66,292	$704

Note 19 – Subsequent Event

On January 26, 2011, the Company issued 29,750,000 shares of its common stock, valued at $0.20 per share, to Fortune Luck Global International Limited. The issuance of the stock settled the remaining $5.95 million purchase price the Company incurred for the acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited. The Company incurred no penalty related to the delay in the time of the delivery of the stock.

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

The following factors could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal environmental regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders; and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

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

RESULTS OF OPERATIONS

Quarter Ended June 30, 2010 vs. Quarter Ended June 30, 2009

Total revenue. We reported total revenue of $98,009 for the three months ended June 30, 2010 represents and increase of approximately 94% as compared to $50,521 for the three months ended June 30, 2009. This increase was primarily due to our extending distribution channels from the period in the prior year and our holding targeted promotional activities to enhance our brand recognition and increase product sales

Cost of revenue. Our total cost of revenue increased by $26,956 from $21,085 for the three months ended June 30, 2009 to $48,041 for the three months ended June 30, 2010. This was primarily due to increased levels of sales and promotional distribution of products.

Gross profit. Gross profit, as a percentage of total revenue for the three months ended June 30, 2010 and 2009, was approximately 51% or $49,968 as compared to58% or $29,436.  Decreased gross margins were mainly due to increased unit costs due to increased materials and transportation costs and costs to promotional distribution of products.

Operating expenses. Our total operating expenses for the three months ended June 30, 2010 and 2009 were $147,442 and $171,628, respectively. The principal components of operating expenses were selling and distribution expenses, administrative salaries and benefits, depreciation and amortization, travel expense, rental expense and other general administration cost. A decrease in operating expenses for the three months ended June 30, 2010 of $24,186 as compared to the three months ended June 30, 2009 was primarily due to enhanced internal financial control and optimization of daily management as well as optimization of distribution channels

Penalty for late effectiveness of registration statement This amount represents the liquidated damages payment obligation we accrued in connection with the September 2005 Private Placement by missing the deadline we agreed to for effectiveness of the registration statement we filed in connection with that financing. Under the subscription agreement for the September Private Placement, we agreed to prepare and file with the SEC (and did so file), at our own expense, a registration statement covering the registrable securities related to that placement. We agreed that in the event that the registration statement is not declared effective by the SEC within the earlier of 120 days from the final closing, we would pay to the investors in the September Private Placement liquidated damages in the amount of 2.0% of the purchase price of the registrable securities for each month until the registration statement is declared effective. These liquidated damages began accruing on January 12, 2006. We agreed that if we do not remit payment of these liquidated damages, we will pay the investors in the September Private Placement interest at the rate of 12% per year until the liquidated damages are paid in full. The subscription agreement provides that if a registration statement is not effective at any time after one year following the issuance date of the September Warrants, these liquidated damages obligations have stopped accruing. As of September 14, 2006 the liquidated damages obligations stopped accruing for a period of time and then other related damages began to accrue. As of March 31, 2006, we had made an accrual of $828,027 for such liquidated damages.

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

Unrealized gain on financial instruments. Unrealized gains or losses on financial instruments represent the change in the fair market value of the financial instruments at each reporting date. The unrealized gain on financial instruments for the three months ended June 30, 2010 was $41,828. There was an unrealized loss on financial instruments of $ 23.145 for the three months ended June 30,2009.

Net  income. We had a net loss of $69,515 for the three months ended June 30, 2010, and  net loss of $159,473 for the three months ended June 30, 2009.  The decreased net loss as compared to the prior period reflects the increaseing sale volume of bottled water .

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow generated from financing. Net cash provided by financing activities during the three months ended June 30, 2010 was $ $435,652, which was mainly attributable to the proceeds due to affiliated(related) companies. Our cash and cash equivalents were $32,034. On the September 30, 2011 , Guangzhou Xinchen Water Co., a subsidiary of the Company and China Construction Bank Co., Ltd. Guangzou Liwan Sub-branch, concluded RMB 15 Million ($2.37 Million USD) loan agreement. The Loan Agreement specifies the loan term as three years commencing from October 9, 2011, The proceeds of the Loan Agreement will be used for the company working capital needs to expand its bottled water operations.

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

Material Weaknesses identified Prior to Fiscal 2010

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

Material Weaknesses as at June 30, 2010

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

(b) Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act,  management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2010  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting
There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of our year ended June 30, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 4.{ REMOVD AND RESERVD}

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

CHINA WATER GROUP, INC.
(Registrant)

Dated: December 15 , 2011	By: /s/ Wenge Fang
Wenge Fang,
Chief Executive Officer

Dated: December 15, 2011	By: /s/ Ding Rencai
Ding Rencai,
Chief Financial Officer