Form 10-Q
period 2010-09-30
China Water Group, Inc.
filed 2011-12-28
CIK 1083459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 139,383,450 shares of common stock, par value $.0001 per share, as of September 30, 2010.

Transitional Small Business Disclosure Format (Check one). YES ☐ NO ☒

CHINA WATER GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 AND 2009

(UNAUDITED)

CHINA WATER GROUP, INC.
Consolidated Financial Statements
September 30, 2010 and 2009
(Unaudited)

CHINA WATER GROUP, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,940	$30,497
Accounts receivable, net	101,105	179,373
Inventory	286,472	282,999
Receivable for disposal of Evergreen	1,197,600	1,173,600
Other current assets	219,353	170,728
Total current assets	1,857,470	1,837,197

Property, plant and equipment, net	1,014,900	1,017,202
Intangible assets, net	211,949	209,886
Goodwill	13,447,993	13,178,494

Total assets	$16,532,312	$16,242,779

Liabilities
Current liabilities:
Warrant liability	$51,814	$143,875
Accounts payable	210,340	188,105
Accrued expenses	1,393,454	1,469,726
Due to shareholders	279,000	2,817
Due to related companies	2,898,787	2,780,956
Due to affiliated companies	2,007,585	1,722,159
Other current liabilities	416,530	602,235
Total current liabilities	7,257,510	6,909,873

Other payables for acquisition of a subsidiary	5,950,000	5,950,000

Total liabilities	13,207,510	12,859,873

Equity
Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 139,383,450 shares issued and outstanding at September 30, 2010 and December 31, 2009	139,383	139,383
Additional paid-in capital	6,131,532	6,131,532
Accumulated deficit	(4,285,012)	(4,045,147)
Accumulated other comprehensive income	1,690,155	1,468,759
Total stockholders' equity	3,676,058	3,694,527

Noncontrolling interest	(351,256)	(311,621)

Total equity	3,324,802	3,382,906

Total liabilities and equity	$16,532,312	$16,242,779

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Sales
Third parties	$95,073	$675,903	$241,010	$752,488
Related parties	27,232	-	27,232	-

Total sales	122,305	675,903	268,242	752,488

Cost of sales
Third parties	51,893	190,232	144,311	224,687
Related parties	14,841	-	14,841	-

Total cost of sales	66,734	190,232	159,152	224,687

Gross profit	55,571	485,671	109,090	527,801

Operating expenses
Selling and distribution expenses	49,584	50,517	109,246	81,712
General and administrative expenses	90,191	141,450	347,471	418,865

Total operating expenses	139,775	191,967	456,717	500,577

Income (loss) from operations	(84,204)	293,704	(347,627)	27,224

Other income (expense)
Interest income (expense)	(69)	364	(311)	478
Gain (loss) on financial instruments	4,058	(46,465)	92,061	(69,610)
Other income (expense)	3,532	(53,779)	(16,254)	(57,683)

Total other income (expense)	7,521	(99,880)	75,496	(126,815)

Income (loss) before income taxes	(76,683)	193,824	(272,131)	(99,591)

Provision for income taxes	2	53,502	419	54,206

Net income (loss)	(76,685)	140,322	(272,550)	(153,797)

Less: net income (loss) attributable to noncontrolling interest	(7,429)	18,679	(32,685)	(3,822)

Net income (loss) attributable to CHWG	$(69,256)	$121,643	$(239,865)	$(149,975)

Basic income (loss) per share	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted income (loss) per share	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic	139,383,450	139,383,450	139,383,450	139,383,450
Diluted	139,383,450	139,383,450	139,383,450	139,383,450

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$(76,685)	$140,322	$(272,550)	$(153,797)

Other comprehensive income
Foreign currency translation adjustment	171,450	15,588	214,446	63,287

Total other comprehensive income	171,450	15,588	214,446	63,287

Total Comprehensive income (loss)	94,765	155,910	(58,104)	(90,510)

Less: Comprehensive income (loss)attributable to the noncontrolling interest	(13,223)	19,234	(39,635)	(8,533)

Comprehensive income (loss) attributable to CHWG	$107,988	$175,144	$(18,469)	$(81,977)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(272,550)	$(153,797)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	60,361	53,784
(Gain) loss on fair value of derivative instruments	(92,061)	69,610
Changes in operating assets and liabilities :
Accounts receivable	80,512	(484,699)
Inventory	2,274	(20,746)
Receivable for disposal of Evergreen	-	(1,026,130)
Other current assets	(44,350)	(75,555)
Accounts payable	18,069	34,402
Accrued expenses	(77,861)	363,080
Other current liabilities	(194,580)	130,404
Total adjustments	(247,636)	(955,850)

Net cash used in operating activities	(520,186)	(1,109,647)

Cash flows from investing activities
Due from related companies	-	(584,480)
Acquisition of property, plant and equipment	(35,469)	(255,338)
Acquisition of intangible assets	-	(27,954)
Disposal of subsidiary – Evergreen, net of cash	-	2,785,446

Net cash provided by (used in) investing activities	(35,469)	1,917,674

Cash flows from financing activities
Due to shareholders	271,330	(252,751)
Due to related companies	59,902	(284,886)
Due to affiliated companies	245,863	(80,793)

Net cash provided by (used in) financing activities	577,095	(618,430)

Effect of foreign currency translation on cash and cash equivalents	1,003	188

Net increase in cash and cash equivalents	22,443	189,785

Cash and cash equivalents, beginning of period	30,497	8,579

Cash and cash equivalents, end of period	$52,940	$198,364

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Organization and nature of business (continued)

In January, 2009, the Group sold 100% of the equity interest in Evergreen to Whole Treasure Investment Ltd. at a total consideration of RMB 19,000,000 (approximately $2,784,450). After completing the transfer formalities, the Group no longer possesses any share in Evergreen. As of September 30, 2010, the receivable for disposal of Evergreen is $1,197,600.

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

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from September 30, 2010 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. (see Note 20)

Interim Financial Statements

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

Reclassification

Certain amounts of December 31, 2009 and September 30, 2009 were reclassified for presentation purposes.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 3 – Inventory

Inventory as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009

Raw materials	$112,907	$139,077
Finished goods	173,565	143,922

Total	$286,472	$282,999

Note 4 – Other Current Assets

Other current assets consisted mainly of prepayments to vendors for goods and services. The balance of other current assets as of September 30, 2010 and December 31, 2009 was $219,353 and $170,728, respectively.

Note 5 – Property, Plant And Equipment, Net

Property, plant and equipment, net as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009

Office equipment	$36,280	$31,448
Furniture and fixtures	6,106	5,468
Motor vehicles	254,423	249,323
Building and structure	183,348	179,674
Bottled water production equipment	717,076	729,945
Subtotal	1,197,233	1,195,858
Less: Accumulated depreciation	259,560	196,345
	937,673	999,513
Construction in progress	77,227	17,689
Total	$1,014,900	$1,017,202

Depreciation expenses for the three months ended September 30. 2010 and 2009 were $19,870 and $32,194, and for the nine months ended September 30, 2010 and 2009 were $58,171 and $51,602, respectively.

Note 6 – Intangible Assets

Intangible assets as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009

Rights to use land	$226,561	$222.021
Less: accumulated amortization	14,612	12,135

Total	$211,949	$209,886

Amortization expenses for the three months ended September 30, 2010 and 2009 were $734 and $767, and for the nine months ended September 30, 2010 and 2009 were $2,190 and $2,259, respectively.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 7 - Goodwill

On January 23, 2008, the Group completed its acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited for a consideration of $13.45 million. Goodwill, which is equal to the excess of cost over the fair value of acquired assets, has been recorded in conjunction with the acquisition. Goodwill is accounted for in accordance with ASC 350 (formerly SFAS 142 “Goodwill and Other Intangible Assets”). Under ASC 350, goodwill is not amortized and is subject to impairment test, at least annually. The test consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 805-10 (formerly SFAS No. 141(R) “Business Combinations”). As of September 30, 2010, the Company concluded that there was no impairment of goodwill.

Balance as of December 31, 2009	$13,178,494
Foreign currency exchange adjustment	269,499
Adjusted balance as of September 30, 2010	$13,447,993

Note 8 - Warrant Liability

The fair values of the warrant liability as of September 30, 2010 and December 31, 2009 were as following:

	September 30,	December 31,
	2010	2009

Warrants issued in April 2005, at fair value	$19,614	$68,153
Warrants issued in September 2005, at fair value	-	43,522
Shares issued in September 2005, accounted for as liability	32,200	32,200

Total	$51,814	$143,875

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
(Unaudited)

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

The Group granted to the holders of the April Warrants certain piggy-back and demand registration rights. Pursuant to the agreements surrounding the April Private Placement, in the event that the Group determined to undertake a registration of securities, the Group would include, at the request of the holder of “Registrable Securities”, the Registrable Securities in the registration statement. If the Group did not file a registration statement by the 120th day from the closing of such financing, and the Group shall have received a written request signed by the holders holding the majority of the Registrable Securities, then the Group was obligated to file, at its expense, a registration statement covering the Registrable Securities. Once such registration statement has been filed and declared effective, the Group is obligated to keep such registration statement effective until the earlier of (i) the date that all of the Registrable Securities have been sold pursuant to such registration statement, (ii) all Registrable Securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, and the Group has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, or (iii) all Registrable Securities may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision then in effect under the Securities Act. As of September 30, 2010, the Group has not received any written request signed by the holders holding the majority of the Registrable Securities.

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

Note 9 – Accrued Expenses

Accrued expenses as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30	December 31,
	2010	2009

City maintenance construction tax and value added tax	$24,786	$39,466
Contribution for employee welfare plan	43,933	39,650
Registration right liability	1,324,735	1,324,735
Income taxes payable	-	65,875

Total	$1,393,454	$1,469,726

Note 10 – Other Current Liabilities

Other current liabilities as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009

Other payables	$277,904	$507,210
Customer deposits	138,626	95,025

Total	$416,530	$602,235

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 11 – Due to Related Companies

As of September 30, 2010 and December 31, 2009, the balance due to related companies was $2,898,787 and $2,780,956, respectively. This balance represents financing obtained from Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) and Beijing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”) in which Mr. Pu, the Chairman of the Board, has equity interests. All amounts are non-interest-bearing, unsecured and repayable on demand.

Note 12 – Due to Affiliated Companies

As of September 30, 2010 and December 31, 2009, the balance due to affiliated companies was $2,007,585, and $1,722,159, respectively. This balance represents financing obtained from Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”). All amounts are non-interest-bearing, unsecured and repayable on demand.

Note 13 – Income Taxes

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiary and its affiliated Chinese operating companies. All business is conducted in PRC. As the U.S. holding company has not recorded any income for the nine months ended September 30, 2010 and 2009, there was no provision or benefit for U.S. income tax purpose.

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

On March 16, 2007, the National People’s Congress of China approved the Corporate Income Tax Law of the PRC (the New CIT Law), which is effective from January 1, 2008. Under the new law, the corporate income tax rate applicable to all Companies, both domestic and foreign-invested companies, is 25%, replacing the previous applicable tax rate of 33%. For the nine months ended September 30, 2010, the income tax provision by the Company was $ 419.

Note 14 – Income (Loss) Per Share

The basic earnings (loss) per share are calculated using the net income (loss) and the weighted average number of shares outstanding during the year. The diluted earnings (loss) per share are calculated using the net income (loss) and the weighted average number of shares outstanding during the year together with incremental common shares issuable upon the exercise of all warrants issued.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss) attributable to CHWG	$(69,256)	$121,643	$(239,865)	$(149,975)

Weighted average common shares (denominator for basic income per share)	139,383,450	139,383,450	139,383,450	139,383,450

Effect of dilutive securities:	-	-	-	-

Weighted average common shares (denominator for diluted income per share)	139,383,450	139,383,450	139,383,450	139,383,450

Basic income (loss) per share	$(0.00)	$0.00	$(0.00)	$(0.00)
Diluted income (loss) per share	$(0.00)	$0.00	$(0.00)	$(0.00)

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

Note 17 – Risk of Concentrations in Sales and Purchases

For the nine months ended September 30, 2010 and 2009, two customers accounted for approximately 16% and 70% of the Company’s revenue, respectively. Total sales to these customers were $41,725 and $526,741 for the nine months ended September 30, 2010 and 2009, respectively.

For the nine months ended September 30, 2010, one major vendor accounted for approximately 52% of the Company’s cost for purchases, while for the nine months ended September 30, 2009, one major vendors accounted for approximately 40% of the Company’s cost for purchases. Total purchases from these vendors were $16,004 and $60,893 for the nine months ended September 30, 2010 and 2009, respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 18 - SUPPLEMENTAL Disclosure of CASH FLOW Information

The following is the supplemental information relating to the consolidated statements of cash flows:

	September 30,	September 30,
	2010	2009

Cash paid for interest	$242	$-

Cash paid for income taxes	$66,294	$54,368

Note 19 – Related Party Sales

For the nine months ended September 30, 2010 and 2009, sales from related party that is from Guang Dong Xin Sheng Environmental Protection Company Limited accounted for approximately 22% and 0% of the Company’s revenue, respectively. Total sales to related party were $27,232 and $ 0 for the nine months ended September 30, 2010 and 2009, respectively.

Note 20 – Subsequent Event

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements
(Unaudited)

Note 20 – Subsequent EVENT (Continued)

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

RESULTS OF OPERATIONS

Quarter Ended September 30, 2010 vs. Quarter Ended September 30, 2009

Total revenue. We reported total revenue of $122,305 for the three months ended September 30, 2010 represents and decrease of approximately 82% as compared to $675,903 for the three months ended September 30, 2009. In the quarter ended September 30, 2010 we were repositioning our brand through different distribution channels and distributed product on a free or promotional basis.  Management believes that these activities will be beneficial in the long term, but in the short term they impaired our results and may be viewed as a restart of our bottled water distribution.

Cost of revenue. Our total cost of revenue decreased by $123,498 from $190,232 for the three months ended September 30, 2009 to $66,734 for the three months ended September 30, 2010. This was primarily due to decreased levels of sales and promotional distribution of products.

Gross profit. Gross profit, as a percentage of total revenue for the three months ended September 30, 2010 and 2009, was approximately 45% or $55,571 as compared to72% or $485,671.  Decreased gross margins were mainly due to increased unit costs, due to increased materials and transportation costs and costs to promotional distribution of products.

Operating expenses. Our total operating expenses for the three months ended September 30, 2010 and 2009 were $139,775 and $191,967, respectively. The principal components of operating expenses were selling and distribution expenses, administrative salaries and benefits, depreciation and amortization, travel expense, rental expense and other general administration cost. A decrease in operating expenses for the three months ended September 30, 2010 of $52,192 as compared to the three months ended September 30, 2009 was primarily due to enhanced internal financial control and optimization of daily management and optimization of distribution channels as well as the lower level of sales.

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

Under paragraphs 12–32 of EITF 00-19, contracts that include any provision that could require net-cash settlements cannot be accounted for as equity. Accordingly, the proceeds of the September Private Placement allocated for par value of the common stock and the September Warrants have been recorded as a liability on the balance sheet. Upon the effectiveness of the registration statement, the amount will be recorded as equity.  In 2007 we began accruing smaller amounts for other penalties which amounted to $22,688 for the first quarter of 2008.  We did not accrue any amounts in 2010.

Unrealized gain on financial instruments. Unrealized gains or losses on financial instruments represent the change in the fair market value of the financial instruments at each reporting date. The unrealized gain on financial instruments for the three months ended September 30, 2010 was $4,058. There was an unrealized loss on financial instruments of $46,465 for the three months ended September 30,2009.

Net  income. We had a net loss of $76,685 for the three months ended September 30, 2010, and  net gain of $140,322 for the three months ended September 30, 2009.  The decreased due to decreased sales and we were repositioning our brand through different distribution channels and distributed product on free or promotional basis.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow generated from financing. Net cash provided by financing activities during the three months ended September 30, 2010 was $ $577,095, which was mainly attributable to the proceeds due to affiliated(related) companies. Our cash and cash equivalents were $52,940. On the September 30, 2011 , Guangzhou Xinchen Water Co., a subsidiary of the Company and China Construction Bank Co., Ltd. Guangzou Liwan Sub-branch, concluded RMB 15 Million ($2.37 Million USD) loan agreement. The Loan Agreement specifies the loan term as three years commencing from October 9, 2011, The proceeds of the Loan Agreement will be used for the company working capital needs to expand its bottled water operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, and also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The requirements of SFAS 160 are effective for our fiscal year beginning January 1, 2009.

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

 Material Weaknesses as at September 30, 2010

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

(b) Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act,  management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting
There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the second quarter of our year ended September 30, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

CHINA WATER GROUP, INC.
(Registrant)

Dated: December 27 , 2011	By: /s/ Wenge Fang
Wenge Fang,
Chief Executive Officer

Dated: December 27, 2011	By: /s/ Ding Rencai
Ding Rencai,
Chief Financial Officer