Form 10-K
period 2010-12-31
China Water Group, Inc.
filed 2012-06-15
CIK 1083459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

As of December 31, 2010, there were 139,383,450 shares of our common stock issued and outstanding.

EXPLANATORY NOTE

We, China Water Group, Inc., are filing this Annual Report on Form 10-K for the year ended December 31, 2010 during calendar 2012, as a step towards becoming current in our filing obligations under the Securities Exchange Act of 1934. We will endeavor to file additional periodic reports to become current in our filings as expeditiously as the limited size of our staff allows.

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

Part I

Item 1. Description of Business.

We are a bottled water company based in the PRC. We had ever operated various waste water treatment facilities in last five years. Through our majority-owned subsidiaries, we were engaged in the design, construction, implementation and management of industrial and municipal waste water treatment facilities throughout the PRC. We have disposed of those operations on December 30,2008. Now we are focusing on providing high quality bottled water in China by using 9000-Year Old Glacier Spring Water. Our bottled water has been marketed in many big cities in China such as Shanghai, Beijing, Guangzhou, Chengdu and others.

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

We ever held 28.8% and 11.2% before 31 December,2008, respectively, of the equity interest in the following two water treatment facilities operated through build, operate and transfer (“BOT”) arrangements with the PRC government: (i) Tian Jin Shi Sheng Water Treatment Company Limited (“TianJin”), which commissioned water treatment in November 2003 and has a daily treatment capacity of approximately 10,000 tons; and (ii) Xin Le Sheng Mei Water Purifying Company Limited (“XinLe”), which also commissioned water treatment in November 2003 and has a daily treatment capacity of 40,000 tons. We have been retained as the manager to manage both TianJing and XinLe. The fees from XinLe and TianJing did not represent a significant portion of our revenue during 2008.

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

Our Corporate headquarters is located in Guangzhou, Guangdong, China

Our Business

General

We are a PRC based bottled water production, sales and marketing company, and had ever been a waste water engineering company before 31 December,2008 ,which through our majority-owned subsidiaries, engaged in the design, construction, implementation and management of industrial and municipal waste water treatment facilities throughout the PRC.  Starting in 2007 we repositioned our business focus to bottled water production, sales and distribution in the PRC.

BOTTLED WATER OPERATIONS

In 2007 we entered into an agreement with Fortune Luck Global International Limited to secure a high quality source of natural drinking water from the Dagu Glacier.  During the calendar years 2007 and 2008 we conducted a limited test market of bottled water in Guangzhou. Management was satisfied with the results and intends to expand this business to make it the main business of the Company in the future. At the beginning of 2008, we started developing the  bottled water business. The Company established development and branding strategies for the bottled water business, managed to set up four regional sales centers in the cities of Shanghai , Beijing, Chengdu and Guangzhou, as part of the strategy to promote our products in China’s major cities. The May 12th,2008 earthquake in Sichuan, however, had a severe impact on our marketing efforts, as the earthquake damaged the roads between Aba, where our production is located, and Chengdu. The roads did not reopen until November 2008, nearly two years after the disaster of the earthquake in Sichuang. The public infrastructures are now reestablished and we are increasing our promotional effort so we anticipate that bottled water sales will increase in the future. But in 2010 our revenue dropped due to our marketing policy adjustment.

The Global Industry for Bottled Water.

According to Datamonitor , the global bottled water market reached a value of $61.0 billion in 2006 and was forecasted to have a value of $86.4 billion in 2011, an increase of 41.6%. In 2006, global volume of bottled water was 115.4 billion liters and was expected to be 174.2 billion liters in 2011, an increase of 51.0%. On a consumption per capita basis, United Arab Emirates holds the leading position with 260 liters of bottled water consumption per capita in 2007, followed by Mexico and Italy. The global average consumption per capita is 29 liters, but China consumes only approximately 14 liters of bottled water per capita. If China's consumption per capita grew to the global average of 29 liters, it would represent a 110% increase (or an additional 20 billion liters) in consumption of bottled water. If China's consumption per capita grew to the average consumption per capita of the top 10 countries, it would represent over a 1,000% increase (or an additional 184 billion liters) in consumption of bottled water.

The Chinese Bottled Water Industry.

In China, water resources per capita are only 28% of the world average. Compounding the lack of water resources, the State Environment Protection Administration of China estimated in 2007 that tap water in one-half of China's major cities was polluted by industrial chemicals and agriculture fertilizers. A large amount of wastewater is directly discharged into water bodies, and industrial wastewater treatment has not been completely established, resulting in serious water pollution problems. Safe drinking water is a priority in China, and given the lack of wastewater treatment plants, the drinking water issues are not likely to be solved in the near future. China's bottled water industry started to grow as drinking water quality in China began to deteriorate. According to Passport by Euromonitor International 2011, bottled water witnesses 8% volume growth in 2010, to 19.6 billion litres, and have a value of 59 billion RMB, an increase of 9.3%. From 2010 to 2015, a total volume CAGR of 6% is predicted for the forecast period. In 2015, the volume is expected to be 26 billion liters, and have a value of 67 billion RMB.

Industry Background

     Bottled Water Markets . The bottled water industry in PRC is in the stage of rapid and continuous growth and development. It plays a major role in solving water pollution problems and providing the public with safe and convenient drinking water. Rising concerns amongst consumers regarding health and with increasing promotional activities; the market shows huge potential for players.

Our Production Process

  Raw water flows into water processing workshop through a stainless steel pipe.  After sand filtration, carbon filtration, membrane filtration and ozone sterilizing, the water is placed into containers. Then the water will be poured into PET bottles automatically by an aseptic operation.  Then these filled PET products are packed and transported to the market.

Competition

We believe our main competitor in top level bottled water business is Evian, a French bottled water company, which entered China more than 15 years ago and occupied the biggest share of the Chinese market for branded bottled water. Several other local brands of high level bottled water companies such as 5100, Kunlun Mountains, Parmir, recently entered the market and have relatively small market shares.  We are seeking companies that in a high quality water source within China to be mergered or acquisited will give us a competitive advantage in the top level bottled water business .

Our Competitive Strengths

Key elements of our competitive strengths include:

 Capital Resources  The bottled water business requires capital to build a marketing network and brand image in the targeted market. We believe we are capable of obtaining sufficient capital resources to fund our operation of the expanded bottled water business.  We believe that additional capital are available to us on a time to time basis as we disposed of our remaining waste water treatment facilities..

High Quality Water Source In 2007,the company have entered into a 50-year exclusive contract to use the Dagu Glacier spring water with the  Aba Municipal Government of Sichuan province. According to the contract, during the first 10 years, we have the right to exclude any competitor for the water source. Glacier water is recongnized worldwide for the high qulity water, rare and precious.

Market network We place great emphasis on high quality bottled water marketing and brand building also concentrate more on technical research and development, and we have been building our bottled water market network in China’s principal cities such as Shanghai, Guangzhou☐Hangzhou and Chengdu, and have developed more than 300 distribution channels to sell our 9000-Year Old Glacier Spring Water, mainly luxury hotels, restaurants, chain stores and supermarkets, chambers of commerce, beauty parlors and other outlets.

Customers, Sales and Marketing

 In our bottled water business, the customers include the retail stores, wholesale distributors.We target at such ultimate consumers as middle class and wealthy families, large companies and government offices as these consumers are less sensitive to price and willing to pay a premium for high quality water that is perceived to be safer.

Two major customers accounted for approximately 16% of the sales for the year ended December 31, 2010. Specifically, Guangzhou ShengRen Water Co. Ltd, and Reception Department of Sichuan Heishui County accounted for approximately 7.5% and 8.5% of our sales, respectively. ..

Quality Control

We have established at the factory a department and laboratory facilities to ensure the high quality of our products. Specific procedures include testing at each stage such as water source, water treatment, bottling, packaging, and finished products to ensure our products are meeting all healthy water standards and the expectations of our customers.

Cooperative Partners and Suppliers for bottled Water

 The following table sets forth our major suppliers of equipment and materials in bottled water:

Component, Raw Materials and Equipment	Our Major Suppliers
Bottle blowing machine	Fogang Guozhu Blowing Equipment Co., Ltd

Racking machine	Jiangsu XinMeixin Water Purifying Equipment Co.,Ltd

Air compressor	Nanjing Hengda Compressor Co.,Ltd

Packing machinery	Jiangsu XinMeichen Packing Machinery Co.,Ltd

Water treating equipment	Zhejiang Deqing Water Treating Co.,Ltd

Bottle base, top	Yibing PuLaisi Packing Material Co.,Ltd Chengdu Pixian Rongxin Plastic Products Co.,Ltd

Carton	Chengdu Rongshun Packing Co.,Ltd

Bottle bag, label	Guangzhou Huihua Package Printing Co., Ltd Chengdu Rongfa Non-woven Bag Packaging Factory

Bottled Water

We have entered into a 50-year exclusive contract to use the glacier spring water at the Aba area with the  Aba Municipal Government of Sichuan province. According to the contract, during the first 10 years, we have the right to exclude any competitor for the water source. Currently, we have established a bottling facility in the area, primarily for 350 ML and 500 ML bottled water. A 3L facility is under construction with expected completion the end of 2011.  Our current production capacity is 120 tons per day.  We intend to increase the capacity to 200 tons per day in the future. In addition to Aba, we are in the process of exploring new water sources.

Intellectual Property

We are the only bottled water company in China  that has registered with the State Industrial and Commercial Bureau our “9000-year”, “ Dagu Glacier”, “Dagu” trade marks. And also we have registered the package patent with the State Intellectual Property Office of the PRC: (PRC Patent No. ZL 2006 2 0061617.5 )applied on July 13, 2006, declared effective on August 22, 2007 with a duration of 10 years from the date of application.

Employees

As of December 31, 2010, we had 84 employees, of whom 60 were in bottled water operations of whom24 were engaged in sales, marketing and services, the others in accounting and administration. We also had no employees in our waste water treatment at the end of 2010. None of our employees is represented by a collective bargaining agreement, and we believe that we have satisfactory relations with our employees.

Regulation

The PRC’s numerous ongoing water reforms are moving toward a user-pay, market-driven sector. Legislation serves as the basis to regulate and enforce these reforms. The Water Resource Law, amended and put into effect on October 1, 2002, significantly changes water resource management systems, water resource protection, water conservation, and legal responsibilities.

The following is a summary of ralated laws and regulations regarding water, water supply and waste water discharge in the PRC:

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

Bottled water sales For a company to sell bottled water products, the company must obtain a State issued certificate for water source, and meets the State Quality Assurance (“QA”) standard and State requirements of the Food Safety Law and Drinking Natural Mineral Water Standard.  We have obtained the necessary certificates and believe that we meet all standards.

Item 1A.  Risk Factors.

You should carefully consider the risks described below, which constitute the material risks facing us.  If any of the following risks actually occur, our business could be harmed. You should also refer to the other information about us contained in this Form 10-K, including our financial statements and related notes.

Risks Related to Our Business

We are dependent on economic conditions in the  PRC’s  as all of our business is conducted in the PRC. All of our business operations are conducted in the PRC and all of our customers are also located in the PRC. We operate our new bottled water business internally in the PRC.  Accordingly, any significant slowdown in the PRC economy may reduce demand for premium bottled water and limit the growth of our operations.

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

We have entered the bottled water business and will be subject to all of the risks of a new business enterprise.  Based on the results of a limited test marketing effort during calendar 2007 and 2008 we intend to devote our future efforts to producing and marketing branded bottled water in the PRC.  This is a new line of business for us and there are many risks attendant to entering a new line of business such as cost uncertainties, delays in production and acceptance of our product.   If we mismanage our production of branded bottled water or if we are unable to obtain market acceptance of our product at proposed price levels we are likely to fail in this business and this will negatively impact the value of our stock.

We may require additional financing.  In order to further develop our business of marketing premium branded bottled water we will require capital resources not currently available to us.  To raise the necessary funds we must obtain debt financing, sell an existing asset or issue additional shares to investors.  We do not have any agreements or commitments to do any of the foregoing.  Nor can we predict when or if funding will be available to us or if it will be available on terms that are beneficial to our current shareholders.

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

The success of our bottled water business is dependent on our preserving a reputation for purity.  Our premium bottled water will only be purchased by consumers if they can trust that it is pure and beneficial.  Accordingly, if we experience any quality control problems, our reputation might be tarnished and our proposed new business could fail.

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

Under current regulations, Rule 144 is not available to our stockholders for resale of their shares.

Rule 144 was amended in 2008 to provide, among other things, that holders of shares of companies that had ever been a shell company, as we once were, may not utilize Rule 144 for the resale of their stock unless the company is current in its filings under the Securities Exchange Act of 1934, as amended (the “34 Act”). While we are working towards becoming current under the 34 Act, we are not current. No assurance can be given that we will become current. Accordingly, investors in our stock may have less ability to sell their stock until we are current under the 34 Act which may impair our efforts to raise capital.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

 None

Item 2. Description of Property

Our principal executive office consists of approximately 400 square meters of office space that we lease and which are located at Suite 7A01, Baicheng Building, 584 Yingbin Road, Dashi, Panyu District, Guangzhou, Guangdong, China. We lease this space pursuant to a four year lease at a rate of approximately $19,000 per year commencing April 1, 2006. Before the expiration date of March 31,2010, we have continued the lease contract till to December 31,2012.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of shareholders during the fourth quarter of the year ending December 31, 2010.

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

Quarter Ended	High	Low
March. 31, 2008	$0.10	$0.05
June 31, 2008	$0.039	$0.033
September 30, 2008	$0.03	$0.029
December 31, 2008	$0.008	$0.008
March 31, 2009	$0.017	$0.013
June 30, 2009	$0.03	$0.03
September 28,2009	$0.063	$0.05
December 31,2009	$0.08	$0.06
March 29, 2010	$0.065	$0.06
June 28, 2010	$0.05	$0.034
September 27,2010	$0.037	$0.031
December 27,2010	$0.028	$0.015

Holders

As of December 31, 2010, there were 72 record holders of our common stock.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

Dividend Policy

We have not declared or paid any dividends on our common stock to date.  We anticipate that any future earnings will be retained as working capital and used for business purposes.  Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2010

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable

ITEM 7.  MANAGEMENTS DISCUSSION and ANALYSIS of FINANCIAL CONDITIONS and REULTS OF OPERATION.

Year ended December 31, 2010 vs. Year ended December 31, 2009.

Total revenues  Revenues from our bottled water operations decreased of approximately 74% from $1,260,729 in 2009 to $325,421 in 2010. The sales to related parties are $66,625 and $ 0 in 2010 and 2009 respectively. In the year 2009, we were fully engaged in new product sales of bottled water. In order to sell new products, the company developed extensive sales channels to promote and sell products as we launched our distribution. Management believes this was an appropriate way to introduce our products in relevant markets. After the year 2009 the Company reassessed its sales policy and found what it believes will prove more suitable channels of distribution for its bottled water. We are seeking higher quality customers who accept our preferred price levels and pay promptly. However, this repositioning of our marketing and distribution effort resulted in a decrease in sales in 2010.

Cost of Revenues.  Cost of revenues from our bottled water operations decreased from $435,505 in 2009 to $217,342 in 2010. Cost of revenues to related parties are $55,953 and $ 0 in 2010 and 2009 respectively.This was primarily due to decreased levels of sales and promotional distribution of products.

Gross profit from bottled water operations was $108,079 in 2010 as compared to $825,224 in 2009, reflecting our having repositioned and expanded our bottled water operations. Decreased gross margins were mainly due to increased unit costs, increased materials and transportation costs and costs to promotional distribution of products.

Operating (General and Administrative) Expenses.  Our General and administrative expenses decreased during 2010 to $632,748 as compared to $1,245,073 in 2009 which reflected the start up costs of our bottled water operations. The principal components of operating expenses were selling and distribution expenses, administrative salaries and benefits, depreciation and amortization, travel expense, rental expense and other general administration cost. A decrease in operating expenses was primarily due to enhanced internal financial control and optimization of daily management and optimization of distribution channels as well as the lower level of sales.

Net  income. We had a net loss of $8,063,880 for the year ended 2010, and  net loss of $863,355 for the year ended 2009.  The increased net loss is due to decreased sales and the repositioning of our brand through different distribution channels and an impairment loss of $7,449,608 on goodwill.

Liquidity.

General. As of December 31, 2010, we had cash and cash equivalents of $23,873. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	The Year Ended December 31,
	2010	2009

Net cash provided by (used in) operating activities	(373,433)	(1,947,710)
Net cash provided by/(used in) investing activities	(140,538)	2,420,585
Net cash provided by/(used in) financing activities	506,499	(451,135)
Net cash inflow(outflow)	(6,624)	21,918

Financing activities. Net cash provided by financing activities was $506,499 for the year ended December 31, 2010, which is an increase of $957,634 from $(451,135) net cash used in financing activities for the same period in 2009. The net inflow from the financing activities was mainly due to the proceeds from shareholders and related companies.

Our future liquidity will be dependent on our ability to obtain financing or our obtaining loans.  None of these events are entirely within our control.  If we do not receive additional cash resources, the scope of our production, marketing and distribution effort for our bottled water will be reduced.

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

Revenues from sale of bottled water are recognized when goods are delivered. The contractual terms of the purchase agreements dictate the recognition of revenues by us. We recognize revenue in accordance with Staff Accounting Bulletin No.104. Accordingly, four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2)delivery has occurred; (3)the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4)are based on management’s judgments regarding the fixed nature of the selling prices of the products or services delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and our customer jointly determine that the product has been delivered or no refund will be required.

Impairment of assets. Our policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets. Factors considered in the evaluation include current operating results, trends and whether the anticipated undiscounted estimated future cash flows are less than the carrying value.

Allowances for accounts receivables. Our provisioning policy for bad and doubtful debt is based on the evaluation of collectability and aging analysis of accounts receivables and on management’s judgment. We do not require collateral or other security to support clients’ receivables. We conduct periodic review of our clients’ financial condition and customer payment practice to minimize collection risk on accounts receivables. This review is based on considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. As of December 31, 2010, we had made $721,788 allowance for doubtful debts.

Credit Policy. As of December 31, 2010 and 2009, our accounts receivables net were $31,413 and $179,373 respectively. The decrease in accounts receivables in 2010 was due to decrease in sales of the bottled water and we selected good credit clients for sales collections in 2010.

 ITEM 7A.  QUANTITATIVE and QUALITATIVE DISCLOSURES about MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA.

Our financial statements for the years ended December 31, 2009 and 2010, and the reports thereon of Patrizio & Zhao, LLC, respectively are included in this annual report.

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

There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of our year ended December 31, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

We have communicated with our auditors, Patrizio & Zhao,LLC. and concluded that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” established by the Public Company Accounting Oversight Board, or PCAOB.

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

Other than those disclosed above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal year ended December 31, 2010

ITEM 9B.  OTHER INFORMATION.

We do not have any information that was required to be reported on Form 8-K during the fourth quarter.

PART 1II

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Our directors and officers as of April 30, 2010 and November 20 2010 are:

Name	Age	Position
Chong Liang Pu	49	Chairman of the Board
Wenge Fang	40	Chief Executive Officer and a Director
Ding Rencai	50	Chief Financial Officer and a Director

Mr. Pu served as our chief executive officer, president and a director since October 2004 until December 2008.  He has resigned as an officer, but continues as Chairman of the Board. Mr. Pu founded Evergreen and has acted as its chairman and president since April 2004. From May 1999 until April 2004, Mr. Pu was the chief executive officer and general manager of Guang Dong Xin Xing Mei Biology Company Limited, a majority-owned subsidiary of Evergreen.

Wenge Fang, age 40.  Prior to joining the Company as director, CEO & President in December 2008 Mr. Fang had been a consultant to the Company since August 2007. Before this Mr. Fang founded Shenzhen Golden Lexicon Investment Consulting Co., Ltd (a business consulting firm)and had acted as its executive director and general manager since April 2002.  In July 1997, Mr. Fang joined MingHua Group a company engaged in the real estate hotel and hi-tech business as secretary of the board of directors. In 1998, he was appointed as vice general manager of the group. In August 2001 he became the director and vice general manager of MingHua International Holding Group(mgha.ob) until his resignation in October 2002. Mr Fang owned MBA degree from Business School of FuDan University in ShangHai, P.R.China.

Ding Rencai, age 50, has been the the Chief Financial Officer of the Company since July 1, 2008. From December 2005 to July 2008, Mr. Ding was a senior advisor to the Company and chief financial officer and financial manager of Guangdong Xinxinmei Environmental Protection Company, a majority-owned subsidiary of the Company.He was also the acting CFO of the company from April 30, 2007 until his appointment as Chief Financial Officer in July 2008. He previously served as our Chief Financial Officer from October 16,2004 to December 29,2005. From January 2000 until December 2003, Mr. Ding was a financial manager of Guangzhou Yitao Group Co., Ltd., a real estate development company in the PRC. In 1999, Mr. Ding was the chief financial officer and head of the auditing department of Shenzhen Wei Ang Appliance Development Co., Ltd., a household appliance manufacturer in the PRC.

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

 Item 11. Executive Compensation.

Compensation of Executive Officers. The following table sets forth certain information relating to the compensation paid by the company to its highest paid executive officers for services rendered during the fiscal years ended December 31, 2010 and 2009.

SUMARRY COMPENSATION TABLE

Summary Compensation Table

The following table sets forth certain information regarding our executive compensation:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Chong Liang Pu. Chairman	2009	16,400	-0-	-0-	-0-	-0-	-0-	-0-	16,400
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Wenge Fang, CEO	2009	44,100	-0-	-0-	-0-	-0-	-0-	-0-	44,100
	2010	45,300	-0-	-0-	-0-	-0-	-0-	-0-	45,300
Ding Rencai, CFO	2009	40,000	-0-	-0-	-0-	-0-	-0-	-0-	40,000
	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Compensation of Directors. Members of our board of directors do not receive cash compensation for their services as directors, although some Directors are reimbursed for reasonable expenses incurred in attending board or committee meetings. In the future, we may have to consider compensating any outside directors that become members of our board of directors.

Employment Agreements

We have annual employment agreements with our Messrs Fang which provide for the cash compensation in the amount of $45,300 . Mr. Pu and Mr. Ding wasn’t paid for their services as Chairman and CFO without an agreement.  All officers and directors are reimbursed for reasonable out of pocket expenses.These agreements are renewable on a yearly basis by us.

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

 ITEM 12.   SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2010, the stock ownership of (i) each of our named executive officers and directors, (ii )all executive officers and directors as a group, and (iii) each person known by us to be a beneficial owner of 5% or more of our common stock.  No person listed below has any option, warrant or other right to acquire additional securities from us, except as may be otherwise noted.  We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Name (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage Owned
Chong Liang Pu	49,635,000	35.61%
Shi Rong Jiang*	5,101,000	3.75%
Jia He Li*	-0-	0%
Lin Hong Ye*	-0-	0%
Peh Chung Lim*	-0-	0%
Wenge Fang	-0-	0%
Ding Rencai	-0-	0%
Gao Yongping	10,145,250	7.47%
Vision Opportunity Fund (3)	13,600,000	9.53%
All directors and executive officers as a group (3 persons	49,635,000	35.61%

* Not currently an officer or director.

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

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 139,383,450 shares of common stock outstanding as of December 31, 2010.

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 13.  CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE.

Certain Relationships and Transactions with Related Persons

We have the following related party transactions for the years ended December 31, 2010

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

As at December 31, 2010 we owed GDXS $2,837,192 and BJZC $278,106 on and interest free basis.  These loans are payable on demand.  Mr. Pu, Chairman of the Board holds and equity interest in both BJZC and GDXS.

As at December 31, 2010, our subsidiaries Aba and Xinchen owed Xinxingmei $2,034,407 on an interest free demand basis.

As at December 31, 2010, we owed Chonglaing Pu, the Chairman of the Board $284,244 and lent $1,517 to Tingli Pu, a shareholder ,on an interest free on demand basis.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2010 and 2009 were $60,000 and $55,000, respectively.

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

10.5           Agreement with Shenzhen Jukeyuan Industry Development Co., Ltd. dated July 28, 2005 (5)

10.6           Agreement with Tianjin Wuqing Huangzhuang Industrial Zone dated July 20, 2005 (5)

10.7           Agreement with Tianjin Wuqing Fuyuan Economic Development Co., Ltd. dated May 28, 2005 (5)

10.8           Agreement with Beijing Jinqiao Luyuan Environmental Protection Investment and Development Co., Ltd. dated August 4, 2005 (5)

10.9           Agreement with Yongji Economic Development Zone Land Planning and Construction Bureau dated August 6, 2005 (5)

10.10         License Agreement with Chong Liang Pu (6)

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

21.1           List of Subsidiaries (11)

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

(11)     Filed as exhibit 21.1 to 10K-SB for the year ended December 31, 2006.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, June 15 , 2012

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

Signature	Title	Date

/s/ Chong Liang Pu	Chairman of the Board	June 15 , 2012
Chong Liang Pu

/s/ Wenge Fang	Director, CEO and President	June 15, 2012
Wenge Fang

/s/ Ding Rencai	Director and CFO	June 15, 2012
Ding Rencai

CHINA WATER GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

CHINA WATER GROUP, INC.
Consolidated Financial Statements
December 31, 2010 and 2009

Patrizio & Zhao, LLC
Certified Public Accountants and Consultants	322 Route 46 West
Member of	Parsippany, NJ 07054 Tel: (973) 882-8810 Fax: (973) 882-0788
Alliance of worldwide accounting firms	www.pzcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

China Water Group, Inc.

We have audited the accompanying consolidated balance sheets of China Water Group, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Water Group, Inc. as of December 31, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Parsippany, New Jersey

June 15, 2012

/s/ Patrizio & Zhao, LLC

CHINA WATER GROUP, INC.

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$23,873	$30,497
Accounts receivable, net of allowance for doubtful accounts of $721,788 and $ 688,520 as of December 31, 2010 and 2009, respectively.	31,413	179,373
Inventory	245,873	282,999
Receivable for disposal of Evergreen	1,213,600	1,173,600
Other current assets	142,364	170,728
Total current assets	1,657,123	1,837,197

Property, plant and equipment, net	1,046,381	1,017,202
Intangible assets, net	212,675	209,886
Goodwill	6,128,051	13,178,494

Total assets	$9,044,230	$16,242,779

Liabilities
Current liabilities:
Warrant liability	$36,859	$143,875
Accounts payable	163,851	188,105
Accrued expenses	1,380,226	1,469,726
Due to shareholders	282,727	2,817
Due to related companies	3,115,298	2,780,956
Due to affiliated companies	2,034,407	1,967,353
Other current liabilities	410,751	357,041
Total current liabilities	7,424,119	6,909,873

Other payables for acquisition of a subsidiary	5,950,000	5,950,000

Total liabilities	13,374,119	12,859,873

Equity
Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized;
139,383,450 shares issued and outstanding at December 31, 2010
and December 31, 2009	139,383	139,383
Additional paid-in capital	6,131,532	6,131,532
Accumulated deficit	(12,049,057)	(4,045,147)
Accumulated other comprehensive income	1,831,989	1,468,759
Total stockholders' equity	(3,946,153)	3,694,527

Noncontrolling interest	(383,736)	(311,621)

Total equity	(4,329,889)	3,382,906

Total liabilities and equity	$9,044,230	$16,242,779

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2010	2009
Sales
Third parties	$258,796	$1,260,729
Related parties	66,625	-

Total sales	325,421	1,260,729

Cost of sales
Third parties	161,389	435,505
Related parties	55,953	-

Total cost of sales	217,342	435,505

Gross profit	108,079	825,224

Operating expenses
Selling and distribution expenses	133,310	164,755
General and administrative expenses	632,748	1,245,073

Total operating expenses	766,058	1,409,828

Loss from operations	(657,979)	(584,604)

Other income (expense)
Interest income (expense)	(368)	(174)
Gain (loss) on financial instruments	107,016	(107,265)
Other income (expense)	(12,521)	(51,014)
Impairment loss on goodwill	(7,499,608)	-

Total other income (expense)	(7,405,481)	(158,453)

Loss before income taxes	(8,063,460)	(743,057)

Provision for income taxes	420	120,298

Net loss	(8,063,880)	(863,355)

Less: net loss attributable to noncontrolling interest	(59,970)	(71,012)

Net loss attributable to China Water Group, Inc.	$(8,003,910)	$(792,343)

Basic loss per share	$(0.06)	$(0.00)
Diluted loss per share	$(0.06)	$(0.00)

Weighted average number of common shares outstanding
Basic	139,383,450	139,383,450
Diluted	139,383,450	139,383,450

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Comprehensive Loss

	For the Years Ended December 31,
	2010	2009

Net loss	$(8,063,880)	$(863,355)

Other comprehensive income
Foreign currency translation adjustment	351,085	62,888

Total other comprehensive income	351,085	62,888

Total comprehensive loss	(7,712,795)	(800,467)

Less: comprehensive loss
attributable to the noncontrolling interest	(72,115)	(72,374)

Comprehensive loss attributable to China Water Group, Inc.	$(7,640,680)	$(728,093)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive	Total	Noncontrolling	Total
	Number	Par Value	Capital	Deficit	Income	CHWG	Interest	Equity
Balance as of January 1, 2009	139,383,450	$139,383	$6,131,532	$(3,252,804)	$1,404,509	$4,422,620	$(239,247)	$4,183,373

Comprehensive income (loss):
Net loss	-	-	-	(792,343)	-	(792,343)	(71,012)	(863,355)
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	64,250	64,250	(1,362)	62,888
Comprehensive loss	-	-	-	-	-	(728,093)	(72,374)	(800,467)

Balance as of December 31, 2009	139,383,450	$139,383	$6,131,532	$(4,045,147)	$1,468,759	$3,694,527	$(311,621)	$3,382,906

Comprehensive income (loss):
Net Loss	-	-	-	(8,003,910)	-	(8,003,910)	(59,970)	(8,063,880)
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	363,230	363,230	(12,145)	351,085
Comprehensive loss	-	-	-	-	-	(7,640,680)	(72,115)	(7,712,795)

Balance as of December 31, 2010	139,383,450	$139,383	$6,131,532	$(12,049,057)	$1,831,989	$(3,946,153)	$(383,736)	$(4,329,889)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(8,063,880)	$(863,355)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	150,148	162,012
Provision for bad debt	29,727	668,065
Impairment loss on goodwill	7,449,608	-
(Gain) loss on fair value of financial instruments	(107,016)	107,265
Changes in operating assets and liabilities :
Accounts receivable	120,528	(829,055)
Inventory	45,612	112,262
Receivable for disposal of Evergreen	-	(1,172,720)
Other current assets	33,334	(129,119)
Accounts payable	(29,905)	41
Accrued expenses	(92,101)	95,596
Due to directors	-	(249,937)
Other current liabilities	40,512	151,235
Total adjustments	190,839	(1,084,355)

Net cash used in operating activities	(373,433)	(1,947,710)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(140,316)	(288,517)
Acquisition of intangible assets	(222)	(76,344)
Disposal of subsidiary – Evergreen, net of cash	-	2,785,446

Net cash provided by (used in) investing activities	(140,538)	2,420,585

Cash flows from financing activities:
Due to shareholders	272,879	-
Due to related companies	233,620	(405,357)
Due to affiliated companies	-	(45,778)

Net cash provided by (used in) financing activities	506,499	(451,135)

Effect of foreign currency translation on cash and cash equivalents	848	178

Net increase (decrease) in cash and cash equivalents	(6,624)	21,918

Cash and cash equivalents - beginning	30,497	8,579

Cash and cash equivalents - ending	$23,873	$30,497

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

On October 15, 2004, we were subject to the reverse acquisition by Evergreen Asset Group Limited, an International Business Company organized under the laws of the British Virgin Islands (“Evergreen”), pursuant to which we acquired 100% of the outstanding shares of Evergreen capital stock in exchange for a controlling interest in our common stock. Pursuant to a securities purchase agreement dated September 9, 2004, as amended, we issued 83,500,000 shares of our common stock (representing 83.5% of our outstanding capital stock) in exchange for all of the issued and outstanding shares of Evergreen capital stock transferred to us by the Evergreen shareholders at the closing (the “Reverse Acquisition”). Following the close of the Reverse Acquisition, we changed our corporate name from “Discovery Investments, Inc.” to “China Evergreen Environmental Corporation.” On November 7, 2006, we changed our name to “China Water Group, Inc.” to reflect our focus on China’s water treatment and supply needs.

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

The principal activities of the Company were are the research and development of waste water, garbage treatment and aqueous purifying techniques, investment and construction of waste water treatment plant and sales of environment protection related products. The Company is now engaged in the production, sales and marketing of the bottled water.

On January 8, 2008, the Chinese government approved the sale of Evergreen’s 58% of the total equity interest in Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”) to Wenming Pu at a total consideration of RMB 7,308,600. After completing the transfer formalities, Evergreen held 32% of total equity of Xinxingmei, instead of the previous 90% interest.

On January 23, 2008, the Chinese government approved China Water Group Inc’s. acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited. Guangzhou Xinchen Water Company Limited owns 100% equity interest of Aba Xinchen Dagu Glacier Spring Co., Limited. The acquisition was completed for a consideration of $13.45 million, of which $7.5 million was paid in cash, and the remaining $5.95 million will be paid in the future. The primary reason for the acquisition was to enter into the bottled water industry.  The Company recorded a liability of $5.95 million, which represented the fair value of stock calculated based on US$ 0.2 per share, with reference to contemporaneous prices of the Company’s common stock on the Pink Quote, with total of 29.75 million shares. This liability does not represent a contingent liability as defined under paragraph 25 of SFAS 141. Approximately $13 million of the purchase price of $13.45 million was assigned to goodwill as the net asset of Aba Xinchen Dagu Glacier Spring Co., Limited. was minimum at the acquisition date. The consolidated statement of operations for the twelve months ended December 31, 2008 included the twelve-month results of operations of Aba Xinchen Dagu Glacier Spring Co., Limited.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements

Note 1 – Organization and nature of business (continued)

In January, 2009, the Group sold 100% of the equity interest in Evergreen to Whole Treasure Investment Ltd. at a total consideration of RMB 19,000,000 (approximately $2,784,450). After completing the transfer formalities, the Group no longer possesses any share in Evergreen. As of December 31, 2010, the receivable for disposal of Evergreen is $1,213,600.

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

In preparing the accompanying consolidated financial statements, the Company evaluated the period from December 31, 2010 through the date when the financial statements were issued for material subsequent events requiring recognition or disclosure. (see Note 19)

Use of Estimates

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

Risk and Uncertainties

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the PRC’s political, economic and legal environments as well as by the general state of the PRC’s economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Revenue Recognition

We recognize revenue using various revenue recognition policies based on the nature of the sale and the terms of the contract. Revenues from sale of bottled water are recognized when goods are delivered. The contractual terms of the purchase agreements dictate the recognition of revenues by us. We recognize revenue in accordance with Staff Accounting Bulletin No. 104,codified in ASC Topic 480 Accordingly, four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products or services delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and our customer jointly determine that the product has been delivered or no refund will be required.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued)

Cash and Cash Equivalents

In accordance with ASC 230-10 (formerly SFAS No. 95, “Statement of Cash Flows”), the Company considers all highly liquid investments with an original maturity of three months or less to be “cash equivalents”. Because of the short maturity of these investments, the carrying amounts approximate their fair value.

Accounts Receivable

Accounts receivable are stated at historical cost, net of allowance for doubtful accounts. The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of accounts receivables and other receivables. A considerable amount of judgment is required in assessing the amount of the allowance; the Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Bad debts are written off when identified. The Company extends unsecured credit to customers ranging from three to six months in the normal course of business. The Company does not accrue interest on accounts receivables.

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by the management and no significant additional bad debts have been written off directly to the profit and loss.

The balance of allowance for doubtful accounts amounted to $721,788 and $ $668,520 as of December 31, 2010 and 2009, respectively.

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

Cost of Sales

Cost of sales comprises of labor and other cost of personnel directly engaged in providing the product. as well as amortization expense and raw materials.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and impairment loss. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

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

Fair Value Measurement And Financial Instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2009. SFAS 157 has been codified as ASC 820-10, “Fair Value Measurements.” ASC 820-10, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

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

Earnings (Loss) Per Share

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2010	December 31, 2009
Balance sheet items, except for stockholders’ equity items	RMB 1: US$0.15170	RMB 1: US$0.14670

Amounts included in the statements of operations,comprehensive loss, and statements of cash flows	RMB 1: US$0.14794	RMB 1: US$0.14661

Stockholders’ equity items	Historical rate	Historical rate

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued)

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, Comprehensive Income (Topic 220) (“ASU 2011-12”). ASU 2011-12 allows deferral of the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income in ASU No. 2011-05. This update is effective at the same time as the amendments in ASU No. 2011-05. The adoption of this ASU will not have a material impact on the Company’s financial statements.

In December 2011, FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) (“ASU 2011-11). ASU 2011-11 provides enhanced disclosures that will enable users of its financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The objective of this update is to facilitate comparison of entities that prepare their financial statements on the basis of U.S. generally accepted accounting principles (“GAAP”) with those preparing their financial statements on the basis of International Financial Reporting Standards (“IFRS”). ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this ASU will not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not change the presentation of its consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). ASU 2011-04 expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. This guidance will be effective for the Company beginning January 1, 2012. The Company anticipates that the adoption of this standard will not materially affect its consolidated financial statements.

Reclassification

Certain amounts as of December 31, 2009 were reclassified for presentation purposes.

Note 3 – Inventory

Inventory as of December 31, 2010 and December 31, 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Raw materials	$110,193	$139,077
Finished goods	135,680	143,922

Total	$245,873	$282,999

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements

Note 4 – Other Current Assets

Other current assets consisted mainly of prepayments to vendors for goods and services. The balance of other current assets as of December 31, 2010 and December 31, 2009 was $142,364 and $170,728, respectively.

Note 5 – Property, Plant And Equipment, Net

Property, plant and equipment, net as of December 31, 2010 and December 31, 2009 consists of the following:

	December 31, 2010	December 31, 2009

Office equipment	$5,654	$31,448
Furniture and fixtures	32,521	5,468
Motor vehicles	257,821	249,323
Building and structure	263,780	179,674
Bottled water production equipment	750,578	729,945
Subtotal	1,310,354	1,195,858
Less: Accumulated depreciation	352,410	196,345
	957,944	999,513
Construction in progress	88,437	17,689
Total	$1,046,381	$1,017,202

Depreciation expenses for the year ended December 31, 2010 and 2009 amounted to $145,670 and $159,101 respectively.

Note 6 – Intangible Assets

Intangible assets at December 31, 2010 and 2009 consist of the following:

	December 31, 2010	December 31, 2009
Rights to use land	$229,815	$222.021
Less: accumulated amortization	17,140	12,135
Total	$212,675	$209,886

Amortization expense for the years ended December 31, 2010 and 2009 amounted to$4,478, and $2,911 respectively.

Note 7 - Goodwill

On January 23, 2008, the Company completed its acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited for a consideration of $13.45 million. Goodwill, which is equal to the excess of cost over the fair value of acquired assets, has been recorded in conjunction with the acquisition. Goodwill is accounted for in accordance with ASC 350 (formerly SFAS 142). Under ASC 350, goodwill is not amortized and is subject to impairment test, at least annually, when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) adverse action or assessment by a regulator. The test of goodwill impairment consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amounts, including goodwill. The company estimates the fair value of reporting unit using a discounted cash flow (“DCF”) model. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 450-10 (formerly SFAS No 141(R)), “Business Combinations”. As of December 31, 2010, the Company’s evaluation of goodwill resulted in an impairment loss of $7,449,608.

Balance as of December 31, 2009	$13,178,494
Foreign currency exchange adjustment	449,165
Impairment loss on goodwill	(7,499,608)
Adjusted balance as of December 31, 2010	$6,128,051

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements

Note 8 - Warrant Liability

The fair values of the warrant liability as of December 31, 2010 and 2009 were as following:

	December 31, 2010	December 31, 2009
Warrants issued in April 2005, at fair value	$4,659	$68,153
Warrants issued in September 2005, at fair value	-	43,522
Shares issued in September 2005, accounted for as liability	32,200	32,200
Total	$36,859	$143,875

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

The Company granted to the holders of the April Warrants certain piggy-back and demand registration rights. Pursuant to the agreements surrounding the April Private Placement, in the event that the Company determined to undertake a registration of securities, the Company would include, at the request of the holder of “Registrable Securities”, the Registrable Securities in the registration statement. If the Company did not file a registration statement by the 120th day from the closing of such financing, and the Company shall have received a written request signed by the holders holding the majority of the Registrable Securities, then the Company was obligated to file, at its expense, a registration statement covering the Registrable Securities. Once such registration statement has been filed and declared effective, the Company is obligated to keep such registration statement effective until the earlier of (i) the date that all of the Registrable Securities have been sold pursuant to such registration statement, (ii) all Registrable Securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, and the Company has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, or (iii) all Registrable Securities may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision then in effect under the Securities Act. As of December 31, 2010, the Company has not received any written request signed by the holders holding the majority of the Registrable Securities.

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

Under the subscription agreement for the September Private Placement, we agreed to prepare and file with the SEC (and did so file), at our own expense, a registration statement covering the registrable securities related to that placement. We agreed that in the event that the registration statement is not declared effective by the SEC within the earlier of 120 days from the final closing, or three (3) business days of clearance by the Commission to request effectiveness, we would pay to the investors in the September Private Placement liquidated damages in the amount of 2.0% of the purchase price of the registrable securities for each month until the registration statement is declared effective. These liquidated damages began accruing on January 12, 2006. We agreed that if we do not remit payment of these liquidated damages, we will pay the investors in the September Private Placement interest at the rate of 12% per year until the liquidated damages are paid in full. The subscription agreement provides that if a registration statement is not effective at any time after one year following the issuance date of the September Warrants, these liquidated damages obligations will stop accruing. As of September 14, 2006 the liquidated damages obligations stopped accruing. As of December 31, 2010, we have made an accrual of $1,324,735 for registration right liability.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements

Note 8 - Warrant Liability (continued)

The fair value of the warrants liability as of December 31, 2010 was $36,859, which was calculated by Binominal Option Pricing model.

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

Note 9 – Accrued Expenses

Accrued expenses as of December 31, 2010 and December 31, 2009 consist of the following:

	December 31, 2010	December 31, 2009
City maintenance construction tax and value added tax	$14,271	$39,466
Contribution for employee welfare plan	41,220	39,650
Registration right liability	1,324,735	1,324,735
Income taxes payable	-	65,875
Total	$1,380,226	$1,469,726

Note 10 – Other Current Liabilities

Other current liabilities as of December 31, 2010 and December 31, 2009 consist of the following:

	December 31, 2010	December 31, 2009
Other payables	$284,128	$262,016
Customer deposits	126,623	95,025
Total	$410,751	$357,041

Note 11 – Due to Related Companies

As of December 31, 2010 and December 31, 2009, the balance due to related companies was $3,115,298 and $2,780,956, respectively. This balance represents financing obtained from Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) and Beijing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”) in which Mr. Pu, the Chairman of the Board, has equity interests. All amounts are non-interest-bearing, unsecured and repayable on demand.

Note 12 – Due to Affiliated Companies

As of December 31, 2010 and December 31, 2009, the balance due to affiliated companies was $2,034,407, and $1,967,353, respectively. This balance represents financing obtained from Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”). All amounts are non-interest-bearing, unsecured and repayable on demand.

Note 13 – Income Taxes

The Company was incorporated in the State of Nevada and therefore, is not subject to any income tax according to the rules and regulations of the State of Nevada. The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC and are subject to statutory income tax rate of 25%. For the years ended December 31, 2010 and 2009, the income tax provision for the Company was $420 and $120,298, respectively.

Note 13 – Income Taxes (continued)

	For the Years Ended December 31,
	2010	2009

Current	$420	$120,298
Deferred	-	-
Total provision for income taxes	$420	$120,298

A reconciliation of the provision for income taxes with amounts determined by applying the statutory income tax rate to income before income taxes is as follows:

	For the Years Ended December 31,
	2010	2009
Computed tax @ statutory rate of 25% $(8,063,460)*25% and $(743,057)*25% for December 31, 2010 and 2009, respectively)	$(2,015,865)	$(185,764)
Non deductible expense	$7,431	$165,696
Current year losses from PRC subsidiaries	$142,809	$91,631
Current year losses from U.S. parent holding company not subject to PRC income taxes	$1,866,045	$48,735
Total provision for income taxes	$420	$120,298

Note 14 – Loss Per Share

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

	For the Years Ended December 31,
	2010	2009
Net loss attributable to CHWG	$(8,003,910)	$(792,343)
Weighted average common shares
(denominator for basic income per share)	139,383,450	139,383,450
Effect of dilutive securities:	-	-
Weighted average common shares
(denominator for diluted income per share)	139,383,450	139,383,450
Basic loss per share	$(0.06)	$(0.00)
Diluted loss per share	$(0.06)	$(0.00)

As the April Warrants and the September Warrants are anti-dilutive, they are being excluded from the calculation of diluted loss per share.

Note 15 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes monthly contributions of 12% of all employees' salaries to the employee welfare plan.

Note 16 – Risk of Concentrations in Sales and Purchases

Two major customers accounted for approximately 16% for the Company’s sales for the year ended December 31, 2010. Two major customers accounted for approximately 42% of the Company’s sales for the year ended December 31, 2009. Total sales to these customers were $41,725 and $526,741, for the years ended December 31, 2010 and 2009, respectively.

For the year ended December 31, 2010, two major vendors accounted for approximately 67% of the Company’s cost for purchases. For the year ended December 31, 2009, three major vendors accounted for approximately 69% of the Company’s cost for purchases. Total purchases from these vendors were $52,860and $147,137 for the years ended December 31, 2010 and 2009, respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 17 - Supplemental Disclosure of Cash Flow Information

The following is the supplemental information relating to the consolidated statements of cash flows:

	For the Years Ended December 31,
	2010	2009
Cash paid for interest	$-	$174
Cash paid for income taxes	$420	$120,298

Note 18 – Related Party Sales

Sales to a related party, Guang Dong Xin Sheng Environmental Protection Company Limited, accounted for approximately 20% and 0% of the Company’s revenue, for the twelve months ended December 31, 2010 and 2009, respectively. Total sales to a related party were $66,625 and $ 0 for the twelve months ended December 31, 2010 and 2009, respectively.

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

On the September 30, 2011 , Guangzhou Xinchen Water Co., a subsidiary of the Company and China Construction Bank Co., Ltd. Guangzou Liwan Sub-branch, concluded RMB 15 million ($2.37 million USD) loan agreement (the “Loan Agreement”). The Loan Agreement specifies the loan term as three years commencing from October 9, 2011, a variable loan interest rate of equal to the benchmark interest rate of People’s Bank of China as in effect from time to time (currently 6.65%) plus 15% resulting in a current rate of 7.65%, The loan proceeds will be used for the Registrant’s working capital needs to expand its bottled water operations.

