Form 10-Q
period 2011-03-31
China Water Group, Inc.
filed 2012-07-24
CIK 1083459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 160,869,561 shares of common stock, par value $.0001 per share, as of March 31, 2011.

Transitional Small Business Disclosure Format (Check one). YES ☐ NO ☒

CHINA WATER GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

(UNAUDITED)

CHINA WATER GROUP, INC.

Consolidated Financial Statements

March 31, 2011 and 2010

(Unaudited)

CHINA WATER GROUP, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$513,946	$23,873
Accounts receivable, net of allowance for doubtful accounts of $726,546 and $721,788 as of March 31, 2011 and December 31, 2010, respectively	61,258	31,413
Inventory	247,734	245,873
Receivable for disposal of Evergreen	1,221,600	1,213,600
Other current assets	129,122	142,364
Total current assets	2,173,660	1,657,123

Property, plant and equipment, net	1,029,343	1,046,381
Intangible assets, net	212,893	212,675
Goodwill	6,217,884	6,128,051

Total assets	$9,633,780	$9,044,230

Liabilities
Current liabilities:

Warrant liability	$22,271	$36,859
Accounts payable	169,850	163,851
Accrued expenses	1,380,417	1,380,226
Due to shareholders	284,591	282,727
Due to related companies	3,834,573	3,115,298
Due to affiliated companies	2,047,818	2,034,407
Other current liabilities	382,496	410,751
Total current liabilities	8,122,016	7,424,119

Other payables for acquisition of a subsidiary	-	5,950,000

Total liabilities	8,122,016	13,374,119

Equity
Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 169,133,450 and 139,383,450 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	169,133	139,383
Additional paid-in capital	12,051,782	6,131,532
Accumulated deficit	(12,212,359)	(12,049,057)
Accumulated other comprehensive income	1,903,004	1,831,989
Total stockholders' equity	1,911,560	(3,946,153)

Noncontrolling interest	(399,796)	(383,736)

Total equity	1,511,764	(4,329,889)

Total liabilities and equity	$9,633,780	$9,044,230

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

Sales	$43,375	$47,928

Cost of sales	33,219	44,377

Gross profit	10,156	3,551

Operating expenses:
Selling and distribution expenses	34,482	17,023
General and administrative expenses	166,702	152,477

Total operating expenses	201,184	169,500

Loss from operations	(191,028)	(165,949)

Other income (expense):
Interest income (expense)	34	(140)
Gain (loss) on financial instruments	14,588	46,175
Other expense	(177)	(6,023)

Total other income (expense)	14,445	40,012

Loss before income taxes	(176,583)	(125,937)

Provision for income taxes	203	413

Net loss	(176,786)	(126,350)

Less: net loss attributable to noncontrolling interest	(13,484)	(15,126)

Net loss attributable to China Water Group, Inc.	$(163,302)	$(111,224)

Basic loss per share	$(0.00)	$(0.00)
Diluted loss per share	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
Basic	160,869,561	139,383,450
Diluted	160,869,561	139,383,450

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010

Net loss	$(176,786)	$(126,350)

Other comprehensive income (loss)
Foreign currency translation adjustment	68,439	(59)

Total other comprehensive income (loss)	68,439	(59)

Comprehensive loss	(108,347)	(126,409)

Less: comprehensive loss attributable to the noncontrolling interest	(16,060)	(15,131)

Comprehensive loss attributable to China Water Group, Inc.	$(92,287)	$(111,278)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(176,786)	$(126,350)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,035	21,513
Gain on fair value of financial instruments	(14,588)	(46,175)
Changes in operating assets and liabilities :
Accounts receivable	(29,537)	142,185
Inventory	(239)	20,879
Other current assets	14,132	(20,779)
Accounts payable	4,903	(2,931)
Accrued expenses	(175)	(86,230)
Other current liabilities	(30,857)	(259,000)
Total adjustments	(31,326)	(230,538)

Net cash used in operating activities	(208,112)	(356,888)

Cash flows from investing activities:
Acquisition of property, plant and equipment	-	(516)

Net cash used in investing activities	-	(516)

Cash flows from financing activities:
Due to related companies	696,359	116,950
Due to affiliated companies	-	245,111

Net cash provided by financing activities	696,359	362,061

Effect of foreign currency translation on cash and cash equivalents	1,826	-

Net increase in cash and cash equivalents	490,073	4,657

Cash and cash equivalents - beginning	23,873	30,497

Cash and cash equivalents - ending	$513,946	$35,154

Supplemental schedule of non-cash activities:
Issuance of common stock pursuant to conversion of other payables for acquisition of a subsidiary	$5,950,000	$-

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

The principal activities of the Company were the research and development of waste water, garbage treatment and aqueous purifying techniques, investment and construction of waste water treatment plant and sales of environment protection related products. The Company is now engaged in the production, sales and marketing of the bottled water.

On January 8, 2008, the Chinese government approved the sale of Evergreen’s 58% of the total equity interest in Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”) to Wenming Pu at a total consideration of RMB 7,308,600. After completing the transfer formalities, Evergreen held 32% of total equity of Xinxingmei, instead of the previous 90% interest.

On January 23, 2008, the Chinese government approved China Water Group Inc’s. acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited. Guangzhou Xinchen Water Company Limited owns 100% equity interest of Aba Xinchen Dagu Glacier Spring Co., Limited. The acquisition was completed for a consideration of $13.45 million, of which $7.5 million was paid in cash, and the remaining $5.95 million will be paid in the future.  The primary reason for the acquisition was to enter into the bottled water industry.  The Company recorded a liability of $5.95 million, which represented the fair value of stock calculated based on US$ 0.2 per share, with reference to contemporaneous prices of the Company’s common stock on the Pink Quote, with total of 29.75 million shares.   Approximately $13 million of the purchase price of $13.45 million was assigned to goodwill as the net asset of Aba Xinchen Dagu Glacier Spring Co., Limited. was minimum at the acquisition date (see Note 7). On January 26, 2011, the Company issued 29.75 million shares of its common stock to Fortune Luck Global International Limited to settle the $5.95 million remaining purchase price incurred for the acquisition.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and nature of business (continued)

In January, 2009, the Company sold 100% of the equity interest in Evergreen to Whole Treasure Investment Ltd. at a total consideration of RMB 19,000,000 (approximately $2,784,450). After completing the transfer formalities, the Company no longer holds any share in Evergreen. As of March 31, 2011, the receivable for disposal of Evergreen was $1,221,600.

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

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from March 31, 2011 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. (see Note18)

Interim Financial Statements

These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements followed the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2010.

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

Note 3 – Inventory

Inventory as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31,	December 31,
	2011	2010

Raw materials	$98,591	$110,193
Finished goods	149,143	135,680

Total	$247,734	$245,873

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 4 – Other Current Assets

Other current assets consisted mainly of prepayments to vendors for goods and services. The balance of other current assets as of March 31, 2011 and December 31, 2010 was $ 129,122 and $142,364, respectively.

Note 5 – Property, Plant And Equipment, Net

Property, plant and equipment, net as of March 31, 2011 and December 31, 2010 consists of the following:

	March 31, 2011	December 31, 2010

Office equipment	$5,691	$5,654
Furniture and fixtures	32,735	32,521
Motor vehicles	259,521	257,821
Building and structure	265,519	263,780
Bottled water production equipment	755,526	750,578
Subtotal	1,318,992	1,310,354
Less: Accumulated depreciation	378,669	352,410
	940,323	957,944
Construction in progress	89,020	88,437
Total	$1,029,343	$1,046,381

Depreciation expense for the three months ended March 31, 2011 and 2010 was $23,855 and $20,785, respectively.

Note 6 – Intangible Assets

Intangible assets at March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011	December 31, 2010
Rights to use land	$231,330	$229,815
Less: accumulated amortization	18,437	17,140
Total	$212,893	$212,675

Amortization expense for the three months ended March 31, 2011 and 2010 was $1,180 and $728, respectively.

Note 7 - Goodwill

On January 23, 2008, the Company completed its acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited for a consideration of $13.45 million. Goodwill, which is equal to the excess of cost over the fair value of acquired assets, has been recorded in conjunction with the acquisition. Goodwill is accounted for in accordance with ASC 350 (formerly SFAS 142). Under ASC 350, goodwill is not amortized and is subject to impairment test, at least annually, when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The test of goodwill impairment consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The Company estimates the fair value of the reporting unit using a discounted cash flow (“DCF”) model. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 450-10 (formerly SFAS No 141(R)), “Business Combinations”. After recognizing an impairment loss of $7,499,608 at December 31, 2010, the adjusted balance of goodwill at March 31, 2011 was as follows:

Balance as of December 31, 2010	$6,128,051
Foreign currency exchange adjustment	89,833
Adjusted balance as of March 31, 2011	$6,217,884

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 8 - Warrant Liability

The fair values of the warrant liability as of March 31, 2011 and December 31, 2010 were as following:

	March 31, 2011	December 31, 2010

Warrants issued in April 2005, at fair value	$22,271	$4,659
Shares issued in September 2005, accounted for as liability	-	32,200

Total	$22,271	$36,859

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

The Company used the Binomial Option Pricing Model in calculating the fair market value of the April Warrants and allocated $148,531, $74,266 and $185,664 of the $408,461 net proceeds to the Convertible Debenture, the Bifurcated Conversion Feature of the Debenture and the April Warrants, respectively. The differences between the fair value of each of the Convertible Debenture, the Bifurcated Conversion Feature of the Debenture and the April Warrants and the respective allocated amounts are recorded as non-cash financing charges and expensed at the date of issuance. The principal assumptions used in the computation of the April Warrants are: expected term of 10 years; a risk-free rate of return of 4.24%; dividend yield of zero percent; and a volatility of 70%.

The Company granted to the holders of the April Warrants certain piggy-back and demand registration rights. Pursuant to the agreements surrounding the April Private Placement, in the event that the Company determined to undertake a registration of securities, the Company would include, at the request of the holder of “Registrable Securities”, the Registrable Securities in the registration statement. If the Company did not file a registration statement by the 120th day from the closing of such financing, and the Company shall have received a written request signed by the holders holding the majority of the Registrable Securities, then the Company was obligated to file, at its expense, a registration statement covering the Registrable Securities. Once such registration statement has been filed and declared effective, the Company is obligated to keep such registration statement effective until the earlier of (i) the date that all of the Registrable Securities have been sold pursuant to such registration statement, (ii) all Registrable Securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, and the Company has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, or (iii) all Registrable Securities may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision then in effect under the Securities Act. As of March 31, 2011, the Company has not received any written request signed by the holders holding the majority of the Registrable Securities.

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

Under the subscription agreement for the September Private Placement, we agreed to prepare and file with the SEC (and did so file), at our own expense, a registration statement covering the registrable securities related to that placement. We agreed that in the event that the registration statement is not declared effective by the SEC within the earlier of 120 days from the final closing or three (3) business days of clearance by the Commission to request effectiveness, we would pay to the investors in the September Private Placement liquidated damages in the amount of 2.0% of the purchase price of the registrable securities for each month until the registration statement is declared effective. These liquidated damages began accruing on January 12, 2006. We agreed that if we do not remit payment of these liquidated damages, we will pay the investors in the September Private Placement interest at the rate of 12% per year until the liquidated damages are paid in full. The subscription agreement provides that if a registration statement is not effective at any time after one year following the issuance date of the September Warrants, these liquidated damages obligations will stop accruing. As of September 14, 2006 the liquidated damages obligations stopped accruing. As of March 31, 2011, we have made an accrual of $1,324,735 for registration right liability.

The fair value of the warrants liability as of March 31, 2011 was $22,271 which was calculated by Binomial Option Pricing Model.

Under ASC 815-40, contracts that include any provision that could require net-cash settlements cannot be accounted for as equity. Accordingly, the proceeds of the September Private Placement allocated for par value of the common stock and the September Warrants have been recorded as a liability on the balance sheet. Upon the effectiveness of the registration statement, the amount will be recorded as equity.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 9 – Accrued Expenses

Accrued expenses as of March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011	December 31, 2010
City maintenance construction tax and value added tax	$16,820	$14,271
Contribution for employee welfare plan	38,862	41,220
Registration right liability	1,324,735	1,324,735
Total	$1,380,417	$1,380,226

Note 10 – Other Current Liabilities

Other current liabilities as of March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011	December 31, 2010
Other payables	$259,200	$284,128
Customer deposits	123,296	126,623
Total	$382,496	$410,751

Note 11 – Due to Related Companies

As of March 31, 2011 and December 31, 2010, the balance due to related companies was $3,834,573 and $3,115,298, respectively. This balance represents financing obtained from Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) and Beijing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”) in which Mr. Pu, the Chairman of the Board, has equity interests. All amounts are non-interest-bearing, unsecured and repayable on demand.

Note 12 – Due to Affiliated Companies

As of March 31, 2011 and December 31, 2010, the balance due to affiliated companies was $2,047,818, and $2,034,407, respectively. This balance represents financing obtained from Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”). All amounts are non-interest-bearing, unsecured and repayable on demand.

Note 13 – Income Taxes

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiaries, which solely operate in the PRC. As the Company is a U.S. holding company, it did not generate any revenues for the three months ended March 31, 2011 and 2010, and therefore there was no income tax provision or benefit for U.S. income tax purpose.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC and are subject to statutory income tax rate of 25%. For the three months ended March 31, 2011 and 2010, the income tax provision for the Company was $203, and $413, respectively.

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued Cai Shui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a Foreign Invested Entity (“FIE”) prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future.

Note 14 – Loss Per Share

The Company presents loss per share on a basic and diluted basis. Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares outstanding including the dilutive effect of equity securities. The weighted average number of shares calculated for diluted loss per share excludes the potential common stock that would be exercised under the warrants granted to investors because of their anti-dilutive effect.

	For the Three Months Ended March 31,
	2011	2010
Net loss attributable to CHWG	$(163,302)	$(111,224)
Weighted average common shares (denominator for basic loss per share)	160,869,561	139,383,450
Effect of dilutive securities:	-	-
Weighted average common shares (denominator for diluted loss per share)	160,869,561	139,383,450
Basic loss per share	$(0.00)	$(0.00)
Diluted loss per share	$(0.00)	$(0.00)

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 14 – Loss Per Share (continued)

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

Note 16 – Risk of Concentrations in Sales and Purchases

Two major customers accounted for approximately 17% and 25% of the Company’s sales for the three months ended March 31, 2011 and 2010, respectively. Total sales to these customers were $7,369 and $12,076, for the three months ended March 31, 2011 and 2010, respectively.

One major vendor accounted for approximately 51% and 98% of the Company’s cost for purchases for the three months ended March 31, 2011 and 2010, respectively. Total purchases from the vendor were $11,195 and $2,608 for the three months ended March 31, 2011 and 2010, respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions which hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 17 - SUPPLEMENTAL Disclosure of CASH FLOW Information

The following is the supplemental information relating to the consolidated statements of cash flows:

	For the Three Months Ended March 31,
	2011	2010

Cash paid for interest	$-	$140

Cash paid for income taxes	$203	$65,885

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Note 18 – Subsequent Event

On the September 30, 2011, Guangzhou Xinchen Water Co., a subsidiary of the Company and China Construction Bank Co., Ltd. Guangzou Liwan Sub-branch, signed an RMB 15 million ($2.37 million) loan agreement (the “Loan Agreement”). The Loan Agreement specifies the loan term as three years commencing from October 9, 2011, a variable loan interest rate of equal to the benchmark interest rate of People’s Bank of China as in effect from time to time (currently 6.65%) plus 15% resulting in a current rate of 7.65%. The loan proceeds will be used for the Registrant’s working capital needs to expand its bottled water operations.

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

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, including various state and federal food regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders; and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

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

RESULTS OF OPERATIONS

Quarter Ended March 31,2011 vs. Quarter Ended March 31, 2010

Total revenue. We reported total revenue of $43,375 for the three months ended March 31, 2011 which decreased by approximately 9% as compared to $47,928 for the three months ended March 31, 2010. After the year 2009 the Company reassessed its sales policy and found what it believes will prove more suitable channels of distribution for its bottled water. We are seeking higher quality customers who accept our preferred price levels and pay promptly. During the 2011 the company continued to carry out this sales policy, However, this repositioning of our marketing and distribution effort resulted in a decrease in sales in first quarter of 2011.

Cost of revenue. Our total cost of revenue decreased by $11,158 approximately 25% from $44,377 for the three months ended March 31, 2010 to $33,219 for the three months ended March 31,2010. This was primarily due to decreased sales and enhanced management of the expenditure of materials

Gross profit. Gross profit, as a percentage of total revenue for the three months ended March 31, 2011 and 2010, was approximately 23% or $10,156 as compared to7.41% or $3,551.  Increased gross margins were mainly due to the decreased materials and labor cost and reduced promotional cost related to price reduction during the first quarter of 2011

Operating expenses. Our total operating expenses for the three months ended March 31, 2011 and 2010 were $201,184 and $169,500, respectively. The principal components of operating expenses were selling and distribution expenses, administrative salaries and benefits, depreciation and amortization, travel expense, rental expense and other general administration cost. An increase in operating expenses for the three months ended March 31, 2011 of $31,684 as compared to the three months ended March 31, 2010 was primarily due to the increased levels of selling and distribution expense as sales effort was enhanced during this period of repositioning of our branded bottled water.

Unrealized gain on financial instruments. Unrealized gains or losses on financial instruments represent the change in the fair market value of the financial instruments at each reporting date. The unrealized gain on financial instruments for the three months ended March 31, 2011 was $14,588. There was an unrealized gain on financial instruments of $ 46,175 for the three months ended March 31,2010.

Net loss. We had a net loss of $(176,786) for the three months ended March 31, 2011, and  $(126,350) for the three months ended March 31, 2010.  The increased net loss primarily due to the increased levels of selling and distribution expense as sales effort was enhanced during this period of repositioning of our branded bottled water.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow generated from financing. Net cash provided by financing activities during the three months ended March 31, 2011was $ 696,359, which was mainly attributable to the proceeds due to affiliated (related) companies. Our cash and cash equivalents were $513,946.   We plan to secure bank loans to support our future projects.  Our Chairman, the majority shareholder, has also promised to provide additional funds when needed.  However, this promise is not a legally binding commitment.

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

Impairment of assets. Our policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets. Factors considered in this evaluation include current operating results, trends and anticipated undiscounted estimated future cash flows are less than the carrying value.

Allowances for accounts receivable. Our provisioning policy for bad and doubtful debt is based on the evaluation of collectibility and aging analysis of accounts receivable and on management's judgment. We do not require collateral or other security to support client receivables. We conduct periodic reviews of our clients' financial condition and customer payment practices to minimize collection risks on accounts receivable. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. As of March 31, 2011, we had made $726,546 allowance for doubtful debts.

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

Steps Undertaken with respect to Material Weaknesses Prior to 2010

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

Other than those disclosed above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the first quarter of our 2010 fiscal year.

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

(b) Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act,  management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of March 31,2010. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 that occurred during the first quarter of our year ended December 31, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

CHINA WATER GROUP, INC.
(Registrant)

Dated: July 24, 2012	By: /s/ Wenge Fang
Wenge Fang,
Chief Executive Officer

Dated: July 24, 2012	By: /s/ Ding Rencai
Ding Rencai,
Chief Financial Officer

