Form 10-Q
period 2011-06-30
China Water Group, Inc.
filed 2012-08-23
CIK 1083459

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011.

[ ]	Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______.

Commission File Number: 000-26175

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 169,133,450 shares of common stock, par value $.0001 per share, as of June 30, 2011.

Transitional Small Business Disclosure Format (Check one).  Yes [  ]  No [X]

PART I – FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

CHINA WATER GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010

(UNAUDITED)

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2011

CHINA WATER GROUP, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 54,579	$ 23,873
Accounts receivable, net of allowance for doubtful accounts of $736,062	63,857	31,413
and $721,788 as of June 30, 2011 and December 31, 2010, respectively
Inventory	257,640	245,873
Receivable for disposal of Evergreen	1,237,600	1,213,600
Other current assets	167,146	142,364
Total current assets	1,780,822	1,657,123

Property, plant and equipment, net	1,011,404	1,046,381
Intangible assets, net	215,007	212,675
Goodwill	6,397,550	6,128,051

Total assets	$ 9,404,783	$ 9,044,230

Liabilities
Current liabilities:
Warrant liability	$ 11,687	$ 36,859
Accounts payable	162,720	163,851
Accrued expenses	1,383,918	1,380,226
Due to shareholders	319,258	282,727
Due to related companies	3,442,422	3,115,298
Due to affiliated companies	2,074,639	2,034,407
Other current liabilities	434,736	410,751
Total current liabilities	7,829,380	7,424,119

Other payables for acquisition of a subsidiary	-	5,950,000

Total liabilities	7,829,380	13,374,119

Equity
Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized,
169,133,450 and 139,383,450 shares issued
and outstanding at June 30, 2011 and December 31, 2010, respectively	169,133	139,383
Additional paid-in capital	12,051,782	6,131,532
Accumulated deficit	(12,279,198)	(12,049,057)
Accumulated other comprehensive income	2,044,206	1,831,989
Total stockholders' equity	1,985,923	(3,946,153)

Noncontrolling interest	(410,520)	(383,736)

Total equity	1,575,403	(4,329,889)

Total liabilities and equity	$ 9,404,783	$ 9,044,230

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Sales	$ 79,334	$ 98,009	$ 122,709	$ 145,937

Cost of sales	51,336	48,041	84,555	92,418

Gross profit	27,998	49,968	38,154	53,519

Operating expenses:
Selling and distribution expenses	37,951	42,639	72,433	59,662
General and administrative expenses	70,240	104,803	236,942	257,280

Total operating expenses	108,191	147,442	309,375	316,942

Loss from operations	(80,193)	(97,474)	(271,221)	(263,423)

Other income (expense):
Interest expense	(644)	(102)	(610)	(242)
Gain on financial instruments	10,584	41,828	25,172	88,003
Other expenses	(1,819)	(13,763)	(1,996)	(19,786)

Total other income (expense)	8,121	27,963	22,566	67,975

Loss before income taxes	(72,072)	(69,511)	(248,655)	(195,448)

Provision for income taxes	281	4	484	417

Net loss	(72,353)	(69,515)	(249,139)	(195,865)

Less: net loss attributable to noncontrolling interest	(5,514)	(10,130)	(18,998)	(25,256)

Net loss attributable to China Water Group, Inc.	$ (66,839)	$ (59,385)	$ (230,141)	$ (170,609)

Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding
Basic	169,133,450	139,383,450	165,024,334	139,383,450
Diluted	169,133,450	139,383,450	165,024,334	139,383,450

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net loss	(72,353)	(69,515)	(249,139)	(195,865)

Other comprehensive income
Foreign currency translation adjustment	135,992	43,055	204,431	42,996

Total other comprehensive income	135,992	43,055	204,431	42,996

Total Comprehensive income (loss)	63,639	(26,460)	(44,708)	(152,869)

Less: comprehensive loss attributable to
the noncontrolling interest	(10,724)	(11,505)	(26,784)	(26,636)

Comprehensive income (loss) attributable to China Water Group, Inc.	74,363	(14,955)	(17,924)	(126,233)

The accompanying notes are an integral part of these consolidated financial statements.
                                                                                                           4

CHINA WATER GROUP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(249,139)	$(195,865)
Adjustments to reconcile net income to net cash provided by (used in)
Operating activities:
Depreciation and amortization	57,588	39,757
Gain on fair value of derivative instruments	(25,172)	(88,003)
Changes in operating assets and liabilities :
Accounts receivable	(31,496)	133,101
Inventory	(6,834)	602
Other current assets	(21,741)	(17,783)
Accounts payable	(4,326)	11,742
Accrued expenses	2,568	(66,156)
Other current liabilities	15,698	(228,746)
Total adjustments	(13,715)	(215,486)

Net cash provided used in operating activities	(262,854)	(411,351)

Cash flows from investing activities:
Acquisition of property, plant and equipment	0	(22,896)
Acquisition of intangible assets	(635)	0

Net cash used in investing activities	(635)	(22,896)

Cash flows from financing activities:
Due to shareholders	30,622	269,114
Due to related companies	262,788	(78,640)
Due to affiliated companies	0	245,178

Net cash provided by financing activities	293,410	435,652

Effect of foreign currency translation on cash and cash equivalents	785	132

Net increase in cash and cash equivalents	30,706	1,537

Cash and cash equivalents - beginning	23,873	30,497

Cash and cash equivalents - ending	$54,579	$32,034

Supplemental schedule of non-cash activities:
Issuance of common stock pursuant to conversion of other payables for acquisition of a subsidiary	5,950,000	0

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

In January, 2009, the Company sold 100% of the equity interest in Evergreen to Whole Treasure Investment Ltd. at a total consideration of RMB 19,000,000 (approximately $2,784,450). After completing

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

the transfer formalities, the Company no longer holds any share in Evergreen. As of June 30, 2011, the receivable for disposal of Evergreen was $1,237,600.

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

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from June 30, 2011 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. (see Note18)

INTERIM FINANCIAL STATEMENTS

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

NOTE 3 – INVENTORY

Inventory as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30,	December 31,
	2011	2010

Raw materials	$ 99,876	$ 110,193
Finished goods	157,764	135,680
Total	$ 257,640	$ 245,873

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consisted mainly of prepayments to vendors for goods and services. The balance of other current assets as of June 30, 2011 and December 31, 2010 was $ 167,146 and $142,364, respectively.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net as of June 30, 2011 and December 31, 2010 consists of the following:

	June 30, 2011	December 31, 2010

Office equipment	$ 5,766	$ 5,654
Furniture and fixtures	33,164	32,521
Motor vehicles	262,920	257,821
Building and structure	268,996	263,780
Bottled water production equipment	765,421	750,578
Subtotal	1,336,267	1,310,354
Less: accumulated depreciation	415,049	352,410
	921,218	957,944
Construction in progress	90,186	88,437
Total	$ 1,011,404	$ 1,046,381

Depreciation expense for the three months ended June 30, 2011 and 2010 was $31,244 and $17,516, respectively, and for the six months ended June 30, 2011 and 2010 was $55,099 and $38,301, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets at June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010

Rights to use land	$ 235,002	$ 229,815
Less: accumulated amortization	19,995	17,140
Total	$ 215,007	$ 212,675

Amortization expense for the three months ended June 30, 2011 and 2010 was $1,309 and $728, and for the six months ended June 30, 2010 and 2009 was $2,489 and $1,456, respectively.

NOTE 7 - GOODWILL

On January 23, 2008, the Company completed its acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited for a consideration of $13.45 million. Goodwill, which is equal to the excess of cost over the fair value of acquired assets, has been recorded in conjunction with the acquisition. Goodwill is accounted for in accordance with ASC 350 (formerly SFAS 142). Under ASC 350, goodwill is not amortized and is subject to impairment test, at least annually, when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The test of goodwill impairment consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The Company estimates the fair value of the reporting unit using a discounted cash flow (“DCF”) model. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 450-10 (formerly SFAS No 141(R)), “Business Combinations”. After recognizing an impairment loss of $7,499,608 at December 31, 2010, the adjusted balance of goodwill at June 30, 2011 was as follows:

Balance as of December 31, 2010	$ 6,128,051
Foreign currency exchange adjustment	269,499
Adjusted balance as of June 30, 2011	$ 6,397,550

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 8 - WARRANT LIABILITY

The fair values of the warrant liability as of June 30, 2011 and December 31, 2010 were as following:

	June 30, 2011	December 31, 2010
Warrants issued in April 2005,
at fair value	$ 11,687	$ 4,659
Shares issued in September 2005,
accounted for as liability	-	32,200

Total	$ 11,687	$ 36,859

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

The Company granted to the holders of the April Warrants certain piggy-back and demand registration rights. Pursuant to the agreements surrounding the April Private Placement, in the event that the Company determined to undertake a registration of securities, the Company would include, at the request of the holder of “Registrable Securities”, the Registrable Securities in the registration statement. If the Company did not file a registration statement by the 120th day from the closing of such financing, and the Company shall have received a written request signed by the holders holding the majority of the Registrable Securities, then the Company was obligated to file, at its expense, a registration statement covering the Registrable Securities. Once such registration statement has been filed and declared effective, the Company is obligated to keep such registration statement effective until the earlier of (i) the date that all of the Registrable Securities have been sold pursuant to such registration statement, (ii) all Registrable Securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, and the Company has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, or (iii) all Registrable Securities may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision then in effect under the Securities Act. As of June 30, 2011, the Company has not received any written request signed by the holders holding the majority of the Registrable Securities.

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

Under the subscription agreement for the September Private Placement, we agreed to prepare and file with the SEC (and did so file), at our own expense, a registration statement covering the registrable securities related to that placement. We agreed that in the event that the registration statement is not declared effective by the SEC within the earlier of 120 days from the final closing or three (3) business days of clearance by the Commission to request effectiveness, we would pay to the investors in the September Private Placement liquidated damages in the amount of 2.0% of the purchase price of the registrable securities for each month until the registration statement is declared effective. These liquidated damages began accruing on January 12, 2006. We agreed that if we do not remit payment of these liquidated damages, we will pay the investors in the September Private Placement interest at the rate of 12% per year until the liquidated damages are paid in full. The subscription agreement provides that if a registration statement is not effective at any time after one year following the issuance date of the September Warrants, these liquidated damages obligations will stop accruing. As of September 14, 2006 the liquidated damages obligations stopped accruing. As of June 30, 2011, we have made an accrual of $1,324,735 for registration right liability.

The fair value of the warrants liability as of June 30, 2011 was $11,687 which was calculated by Binomial Option Pricing Model.

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 9 – ACCRUED EXPENSES

Accrued expenses as of June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010
City maintenance construction tax and value added tax	$ 20,085	$ 14,271
Contribution for employee welfare plan	39,098	41,220
Registration right liability	1,324,735	1,324,735
Total	$ 1,383,918	$ 1,380,226

NOTE 10 – OTHER CURRENT LIABILITIES

Other current liabilities as of June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011	December 31, 2010
Other payables	$ 228,533	$ 284,128
Customer deposits	206,203	126,623
Total	$ 434,736	$ 410,751

NOTE 11 – DUE TO RELATED COMPANIES

As of June 30, 2011 and December 31, 2010, the balance due to related companies was $3,442,422 and $3,115,298, respectively. This balance represents financing obtained from Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) and Beijing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”) in which Mr. Pu, the Chairman of the Board, has equity interests. All amounts are non-interest-bearing, unsecured and repayable on demand.

NOTE 12 – DUE TO AFFILIATED COMPANIES

As of June 30, 2011 and December 31, 2010, the balance due to affiliated companies was $2,074,639, and $2,034,407, respectively. This balance represents financing obtained from Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”). All amounts are non-interest-bearing, unsecured and repayable on demand.

NOTE 13 – INCOME TAXES

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiaries, which solely operate in the PRC. As the Company is a U.S. holding company, it did not generate any revenues for the six months ended June 30, 2011 and 2010, and therefore there was no income tax provision or benefit for U.S. income tax purpose.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC and are subject to statutory income tax rate of 25%. For the six months ended June 30, 2011 and 2010, the income tax provision for the Company was $484, and $417, respectively.

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements

(Unaudited)

NOTE 14 – LOSS PER SHARE (CONTINUED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net loss attributable to CHWG	$ (66,839)	$ (59,385)	$ (230,141)	$ (170,609)

Weighted average common shares	169,133,450	139,383,450	165,024,334	139,383,450
(denominator for basic
income per share)
Effect of dilutive securities:	-	-	-	-

Weighted average common shares	169,133,450	139,383,450	165,024,334	139,383,450
(denominator for diluted
income per share)
Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

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

NOTE 16 – RISK OF CONCENTRATIONS IN SALES AND PURCHASES

One major vendor accounted for approximately 87% and 98% of the Company’s cost for purchases for the six months ended June 30, 2011 and 2010, respectively. Total purchases from the vendor were $20,316 and $2,607 for the six months ended June 30, 2011 and 2010, respectively.

For the six months ended June 30, 2011 and 2010, no single customer accounted for more than 10% of the Company’s sales.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions which hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

NOTE 17 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is the supplemental information relating to the consolidated statements of cash flows:

	For the Six Months Ended June 30,
	2011	2010

Cash paid for interest	$ -	$ 242

Cash paid for income taxes	$ 484	$ 66,292

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

RESULTS OF OPERATIONS

Quarter Ended June 30, 2011 vs. Quarter Ended June 30, 2010

Total revenue. We reported total revenue of $79,334 for the three months ended June 30, 2011 which decreased by approximately 19% as compared to $98,009 for the three months ended June 30, 2010. After the year 2009 the Company reassessed its sales policy and found what it believes will prove more suitable channels of distribution for its bottled water. We are seeking higher quality customers who accept our preferred price levels and pay promptly. During the 2011 the company continued to carry out this sales policy, However, this repositioning of our marketing and distribution effort resulted in a decrease in sales in second  quarter of 2011.

Cost of revenue. Our total cost of revenue increased by $3,295 approximately 7% from $48,041 for the three months ended June 30, 2010 to $51,336 for the three months ended June 30,2010. This was primarily due to the increased materials and labor cost.

Gross profit. Gross profit, as a percentage of total revenue for the three months ended June 30, 2011 and 2010, was approximately 35% or $27,998 as compared to 51% or $49,968.  Decreased gross margins were mainly due to the increased materials and labor cost and promotional cost related to price increase .

Operating expenses. Our total operating expenses for the three months ended June 30, 2011 and 2010 were $108,191 and $147,442, respectively. The principal components of operating expenses were selling and distribution expenses, administrative salaries and benefits, depreciation and amortization, travel expense, rental expense and other general administration cost. A decrease in operating expenses for the three months ended June 30, 2011 of $39,251 as compared to the three months ended June 30, 2010 was primarily due to the reduction of selling and administrative expenses during second quarter of 2011.

Unrealized gain on financial instruments. Unrealized gains or losses on financial instruments represent the change in the fair market value of the financial instruments at each reporting date. The unrealized gain on financial instruments for the three months ended June 30, 2011 was $10,584. There was an unrealized gain on financial instruments of $ 41,828 for the three months ended June 30, 2010.

Net loss. We had a net loss of $(72,353) for the three months ended June 30, 2011, and $(69,515) for the three months ended June 30, 2010.  The increase of net loss was primarily due to the decreased sales volume, the increased materials and cost to the production and the increased promotional cost.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow generated from financing. Net cash provided by financing activities during the three months ended June 30, 2011 was $ 293,410, which was mainly attributable to the proceeds due to affiliated (related) companies. Our cash and cash equivalents were $54,579.   We plan to secure bank loans to support our future projects.  Our Chairman, the majority shareholder, has also promised to provide additional funds when needed.  However, this promise is not a legally binding commitment.

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

Allowances for accounts receivable. Our provisioning policy for bad and doubtful debt is based on the evaluation of collectibility and aging analysis of accounts receivable and on management's judgment. We do not require collateral or other security to support client receivables. We conduct periodic reviews of our clients' financial condition and customer payment practices to minimize collection risks on accounts receivable. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. As of June 30, 2011, we had made $736,062 allowance for doubtful debts.

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

The financial statements which should no longer be relied upon include:

(i)

the audited consolidated financial statements contained in our report on Form 10-KSB for the fiscal year ended December 31, 2004 (the “2004 10-KSB”), filed with the SEC on April 15, 2005, Amendment No. 1 to the 2004 10-KSB filed on July 15, 2005, and Amendment No. 2 to the 2004 10-KSB filed on January 13, 2006,

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

Material Weaknesses as at June 30, 2011

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

(b) Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act,  management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30,2010. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

CHINA WATER GROUP, INC.
(Registrant)

Dated: August 22, 2012	By: /s/ Wenge Fang
Wenge Fang,
Chief Executive Officer

Dated: August 22, 2012	By: /s/ Ding Rencai
Ding Rencai,
Chief Financial Officer

