Form 10-K
period 2011-12-31
China Water Group, Inc.
filed 2012-12-14
CIK 1083459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes [  ]   No [X]

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

Yes [  ]   No [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, March 31, 2011, was $3,599,888. The registrant has no non-voting common stock.

As of December 31, 2011, there were 169,133,450 shares of our common stock issued and outstanding.

EXPLANATORY NOTE

We, China Water Group, Inc., are filing this Annual Report on Form 10-K for the year ended December 31, 2011 during calendar 2012, as a step towards becoming current in our filing obligations under the Securities Exchange Act of 1934. We will endeavor to file additional periodic reports to become current in our filings as expeditiously as the limited size of our staff allows.  Unless otherwise indicated, all references to our company include our wholly and majority owned subsidiaries.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in the Section of this report entitled “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission (‘SEC’), including the Quarterly Reports on Form 10-Q to be filed by us in the fiscal year 2011.

PART I

Item 1. Description of Business.

We are a bottled water company based in the PRC. We have also operated various waste water treatment facilities in last five years. Through our majority-owned subsidiaries, we were engaged in the design, construction, implementation and management of industrial and municipal waste water treatment facilities throughout the PRC. We have disposed of those operations on December 30, 2008. Now we are focusing on providing high quality bottled water in China by using 9000-Year Old Glacier Spring Water. Our bottled water has been marketed in many big cities in China such as Shanghai, Beijing, Guangzhou, Chengdu and others.

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

We previously held a 28.8% and 11.2% of the equity interest in the following two water treatment facilities operated through build, operate and transfer (“BOT”) arrangements with the PRC government: (i) Tian Jin Shi Sheng Water Treatment Company Limited (“TianJin”), which commissioned water treatment in November 2003 and has a daily treatment capacity of approximately 10,000 tons; and (ii) Xin Le Sheng Mei Water Purifying Company Limited (“XinLe”), which also commissioned water treatment in November 2003 and has a daily treatment capacity of 40,000 tons. We have been retained as the manager to manage both TianJing and XinLe. The fees from XinLe and TianJing did not represent a significant portion of our revenue during 2008.

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

Our Corporate headquarters is located in Guangzhou, Guangdong, China.

Our Business

General

We are a PRC based bottled water production, sales and marketing company, and had previously been a waste water engineering company before 31 December,2008 ,which through our majority-owned subsidiaries, engaged in the design, construction, implementation and management of industrial and municipal waste water treatment facilities throughout the PRC.  Starting in 2007 we repositioned our business focus to bottled water production, sales and distribution in the PRC.

BOTTLED WATER OPERATIONS

In 2007 we entered into an agreement with Fortune Luck Global International Limited to secure a high quality source of natural drinking water from the Dagu Glacier.  During the calendar years 2007 and 2008 we conducted a limited test market of bottled water in Guangzhou. Management was satisfied with the results and intended to expand this business to make it the main business of the Company in the future. At the beginning of 2008, we started developing the  bottled water business. The Company established development and branding strategies for the bottled water business, managed to set up four regional sales centers in the cities of Shanghai, Beijing, Chengdu and Guangzhou, as part of the strategy to promote our products in China’s major cities. The May 12, 2008 earthquake in Sichuan, however, had a severe impact on our marketing efforts, as the earthquake damaged the roads between Aba, where our production is located, and Chengdu. The roads did not reopen until November 2010,,more than two years after the disaster of the earthquake in Sichuang. The public infrastructures are now reestablished and we are increasing our promotional effort so we anticipate that bottled water sales will increase in the future.

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

The Chinese Bottled Water Industry.

In China, water resources per capita are only 28% of the world average. Compounding the lack of water resources, the State Environment Protection Administration of China estimated in 2007 that tap water in one-half of China's major cities was polluted by industrial chemicals and agriculture fertilizers. A large amount of wastewater is directly discharged into water bodies, and industrial wastewater treatment has not been completely established, resulting in serious water pollution problems. Safe drinking water is a priority in China, and given the lack of wastewater treatment plants, the drinking water issues are not likely to be solved in the near future. China's bottled water industry started to grow as drinking water quality in China began to deteriorate. According to Passport by Euromonitor International 2011, bottled water witnessed 8% volume growth in 2010, to 19.6 billion litres, and have a value of 59 billion RMB, an increase of 9.3%. From 2010 to 2015, a total volume CAGR of 6% is predicted for the forecast period. In 2015, the volume is expected to be 26 billion liters, and have a value of 67 billion RMB.

Industry Background

Bottled Water Markets . Management believes that the bottled water industry in PRC is in the stage of rapid and continuous growth and development. It plays a major role in solving water pollution problems and providing the public with safe and convenient drinking water. Rising concerns amongst consumers regarding health and with increasing promotional activities; the market shows huge potential for players.

Our Production Process

Raw water flows into water processing workshop through a stainless steel pipe.  After sand filtration, carbon filtration, membrane filtration and ozone sterilizing, the water is placed into containers. Then the water is poured into PET bottles automatically by an aseptic operation.  Then these filled PET products are packed and transported to the market.

Competition

We believe our main competitor in top level bottled water business is Evian, a French bottled water company, which entered China more than 15 years ago and occupied the largest share of the Chinese market for branded bottled water. Several other local brands of high level bottled water companies such as 5100, Kunlun Mountains, Parmir, recently entered the market and have relatively small market shares.  We are seeking companies that have access to a high quality water source within China to be acquired that will give us a further competitive advantage in the top level bottled water business .

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

High Quality Water Source In 2007, the Company entered into a 50-year exclusive contract to use the Dagu Glacier spring water with the Aba Municipal Government of Sichuan province. According to the contract, during the first 10 years, we have the right to exclude any competitor from the water source. Glacier water is recognized worldwide for the high quality water, rare and precious.

Market network We place great emphasis on high quality bottled water marketing and brand building also concentrate more on technical research and development, and we have been building our bottled water market network in China’s principal cities such as Shanghai, Guangzhou,Hangzhou and Chengdu, and have developed more than 300 distribution channels to sell our 9000-Year Old Glacier Spring Water.  Our water is sold mainly in luxury hotels, restaurants, chain stores and supermarkets, chambers of commerce and beauty parlors.

Customers, Sales and Marketing

In our bottled water business, the customers include the retail stores and wholesale distributors. We target at such ultimate consumers as middle class and wealthy families, large companies and government offices as these consumers are less sensitive to price and willing to pay a premium for high quality water that is perceived to be safer.

One major customer accounted for approximately 12% of the sales for the year ended December 31, 2011. Two major customers accounted for approximately 13% of the sales for the year ended December 31, 2010. The loss of either of these customers could have a material adverse effect on our operations.

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

 Bottled Water

We have entered into a 50-year exclusive contract to use the glacier spring water at the Aba area with the  Aba Municipal Government of Sichuan province. According to the contract, during the first 10 years, we have the right to exclude any competitor for the water source. Currently, we have established a bottling facility in the area, primarily for 350 ML and 500 ML bottled water. A 3L facility was completed  the end of 2012.  Our current production capacity is 120 tons per day.  We intend to increase the capacity to 200 tons per day in the future. In addition to Aba, we are in the process of exploring new water sources

Intellectual Property

We are the only bottled water company in China  that has registered with the State Industrial and Commercial Bureau our “9000-year”, “ Dagu Glacier”, “Dagu” trade marks. And also we have registered the package patent with the State Intellectual Property Office of the PRC: (PRC Patent No. ZL 2006 2 0061617.5 ) applied on July 13, 2006, declared effective on August 22, 2007 with a duration of 10 years from the date of application.

Employees

As of December 31, 2011, we had 72 employees, of whom 43 were in bottled water operations , of whom 22 were engaged in sales, marketing and services, the other 7,employees  in accounting and administration. We also had no employees in our waste water treatment at the end of 2011. None of our employees is represented by a collective bargaining agreement, and we believe that we have satisfactory relations with our employees.

Regulation

The PRC’s numerous ongoing water reforms are moving toward a user-pay, market-driven sector. Legislation serves as the basis to regulate and enforce these reforms. The Water Resource Law, amended and put into effect on October 1, 2002, significantly changes water resource management systems, water resource protection, water conservation, and legal responsibilities.

The following is a summary of related laws and regulations regarding water, water supply and waste water discharge in the PRC:

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

Our operations could be adversely affected by changes in the political and economic conditions in the PRC. The PRC is our main market and accounted for all of our revenue in 2011.  Therefore, we face risks related to conducting business in the PRC. Changes in the social, economic and political conditions of the PRC may adversely affect our business. Unfavorable changes in government policies, political unrest and economic developments may also have a negative impact on our operations.

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

We have entered the bottled water business and will be subject to all of the risks of one and only business enterprise.  Based on the results of a limited test marketing effort during calendar 2007 and 2008 we have devoted our efforts to producing and marketing branded bottled water in the PRC. Now this is our one and only business and there are many risks attendant to entering this business such as cost uncertainties, delays in production and acceptance of our product.   If we mismanage our production of branded bottled water or if we are unable to obtain market acceptance of our product at proposed price levels we are likely to fail in this business and this will negatively impact the value of our stock.

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

Commencing  May 1 , 2010, we leased about 300 square meters of office space for the bottled water marketing development team  at Suite 4D, Yijing Building, NO.119,Guanghzou Dadao Rd, Yuexiu District, Guanghzou City, P.R.China. We lease this space pursuant to a five year lease at a rate of approximately $43,000 per year with yearly increases of approximately 5% per annum during the term of the lease.  The office is located at  Zhujiang New Town, CBD of Guangzhou

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

Item 4. Mine Safety Disclosures.

Not applicable.

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

Quarter Ended	High	Low
March 31, 2009	$0.017	$0.013
June 30, 2009	$0.03	$0.03
September 28,2009	$0.063	$0.05
December 31,2009	$0.08	$0.06
March 29, 2010	$0.065	$0.06
June 28, 2010	$0.05	$0.034
September 27,2010	$0.037	$0.031
December 27,2010	$0.028	$0.015
March 31,2011	$0.04	$0.01
June 30, 2011	$0.04	$0.00
September 30,2011	$0.03	$0.01
December 31,2011	$0.01	$0.00

Holders

As of December 31, 2011, there were 72 record holders of our common stock.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

Dividend Policy

We have not declared or paid any dividends on our common stock to date.  We anticipate that any future earnings will be retained as working capital and used for business purposes.  Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2011

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable

ITEM 7.  MANAGEMENTS DISCUSSION and ANALYSIS of FINANCIAL CONDITIONS and REULTS OF OPERATION.

Year ended December 31, 2011 vs. Year ended December 31, 2010.

Total Revenues.  Revenues from our bottled water operations increased of approximately 7% from $325,421 in 2010 to $348,078 in 2011. The sales to related parties are $26,850 and $66,625 in 2011 and 2010 respectively. In the year 2009, we were fully engaged in new product sales of bottled water. In order to sell new products, the Company developed extensive sales channels to promote and sell products as we launched our distribution. After the year 2010, the Company reassessed its sales policy and found what it believes proved more suitable channels of distribution for its bottled water and sought higher quality customers who accept our preferred price levels and pay promptly. As a result, the Company has obtained more new areas and customers to increase its sales volume. The increased sales volume mainly resulted in the increased revenues.

Cost of Revenues.  Cost of revenues from our bottled water operations increased from $217,342 in 2010 to $259,393 in 2011. Cost of revenues to related parties is $17,989 and $ 55,953 in 2011 and 2010 respectively. This was primarily due to increased levels of sales .Gross profit from bottled water operations was $88,685 in 2011 as compared to $108,079 in 2010, reflecting the repositioning and expansion of our bottled water operations. Decreased gross margins were mainly due to increased unit costs, increased materials and transportation costs and costs to promotional distribution of products.

Operating (General and Administrative) Expenses.  Our General and administrative expenses increased during 2011 to $640,871 as compared to $632,748 in 2010 which reflected the start up costs of our repositioned bottled water operations. The principal components of operating expenses were selling and distribution expenses, administrative salaries and benefits, depreciation and amortization, travel expense, rental expense and other general administration cost. An increase in operating expenses was primarily due to increased salaries to management and increased costs for marketing and distribution efforts.

Net income. We had a net loss of $1,126,698 for the year ended 2011, and  net loss of $8,063,880 for the year ended 2010.  The decreased net loss is due to increased sales volumes and an impairment loss of $472,984 and $7,499,608 on goodwill in 2011 and 2010.

Liquidity.

General. As of December 31, 2011, we had cash and cash equivalents of $157,955. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	The Year Ended December 31,
	2011	2010
Net cash provided by (used in) operating activities	(383,991)	(373,433)
Net cash provided by/(used in) investing activities	1,056,058	(140,538)
Net cash provided by/(used in) financing activities	(540,947)	506,499
Net cash inflow(outflow)	134,082	(6,624)

Investing activities.Net cash provided by investing activities was $1,056,058 for the year ended December 31, 2011, which is an increase of $1,196,596 from $(140,538) net cash used in investing activities for the same period in 2010. The net inflow from the investing activities was mainly due to disposal of a subsidiary.

Financing activities.Net cash used in financing activities was $540,947 for the year ended December 31, 2011, including $2,324,400 proceeds from long-term bank loan and $2,898,163 repayment to related companies.

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

Allowances for accounts receivables. Our provisioning policy for bad and doubtful debt is based on the evaluation of collectability and aging analysis of accounts receivables and on management’s judgment. We do not require collateral or other security to support clients’ receivables. We conduct periodic review of our clients’ financial condition and customer payment practice to minimize collection risk on accounts receivables. This review is based on considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. As of December 31, 2011we had made $746,439 allowance for doubtful debts.

Credit Policy. As of December 31, 2011 and 2010, our accounts receivables net were $40,099 and $31,413 respectively. The increase in accounts receivables in 2011 was due to increase in sales of the bottled water ..

ITEM 7A.  QUANTITATIVE and QUALITATIVE DISCLOSURES about MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA.

Our financial statements for the years ended December 31, 2010 and 2011, and the reports thereon of Patrizio & Zhao, LLC, respectively are included in this annual report.

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

There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of our year ended December 31, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Other than those disclosed above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal year ended December 31, 2011

ITEM 9B.  OTHER INFORMATION.

We do not have any information that was required to be reported on Form 8-K during the fourth quarter.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Our directors and officers as of April 30, 2011 and November 20 2011 are:

Name	Age	Position
Chong Liang Pu	50	Chairman of the Board
Wenge Fang	41	Chief Executive Officer and a Director
Ding Rencai	51	Chief Financial Officer and a Director

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

Wenge Fang, age 41.  Prior to joining the Company as director, CEO & President in December 2008 Mr. Fang had been a consultant to the Company since August 2007. Before this Mr. Fang founded Shenzhen Golden Lexicon Investment Consulting Co., Ltd (a business consulting firm) and had acted as its executive director and general manager since April 2002.  In July 1997, Mr. Fang joined MingHua Group a company engaged in the real estate hotel and hi-tech business as secretary of the board of directors. In 1998, he was appointed as vice general manager of the group. In August 2001 he became the director and vice general manager of MingHua International Holding Group (mgha.ob) until his resignation in October 2002.  Mr Fang owned MBA degree from Business School of FuDan University in ShangHai, P.R.China.

Ding Rencai, age 51, has been the Chief Financial Officer of the Company since July 1, 2008. From December 2005 to July 2008, Mr. Ding was a senior advisor to the Company and chief financial officer and financial manager of Guangdong Xinxinmei Environmental Protection Company, a majority-owned subsidiary of the Company.He was also the acting CFO of the company from April 30, 2007 until his appointment as Chief Financial Officer in July 2008. He previously served as our Chief Financial Officer from October 16,2004 to December 29,2005. From January 2000 until December 2003, Mr. Ding was a financial manager of Guangzhou Yitao Group Co., Ltd., a real estate development company in the PRC. In 1999, Mr. Ding was the chief financial officer and head of the auditing department of Shenzhen Wei Ang Appliance Development Co., Ltd., a household appliance manufacturer in the PRC.

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

Item 11. Executive Compensation.

Compensation of Executive Officers. The following table sets forth certain information relating to the compensation paid by the company to its highest paid executive officers for services rendered during the fiscal years ended December 31, 2011 and 2010.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

The following table sets forth certain information regarding our executive compensation:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Chong Liang Pu. Chairman	2010	16,400	-0-	-0-	-0-	-0-	-0-	-0-	16,400
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Wenge Fang, CEO	2010	44,100	-0-	-0-	-0-	-0-	-0-	-0-	44,100
	2011	45,300	-0-	-0-	-0-	-0-	-0-	-0-	45,300
Ding Rencai, CFO	2010	40,000	-0-	-0-	-0-	-0-	-0-	-0-	40,000
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Compensation of Directors. Members of our board of directors do not receive cash compensation for their services as directors, although some Directors are reimbursed for reasonable expenses incurred in attending board or committee meetings. In the future, we may have to consider compensating any outside directors that become members of our board of directors.

Employment Agreements

We have an annual employment agreements with Mr. Fang which provides for cash compensation in the amount of $45,300 . Mr. Pu and Mr. Ding weren’t paid for their services as Chairman and CFO in 2011.  All officers and directors are reimbursed for reasonable out of pocket expenses. Our employment agreements are renewable on a yearly basis.

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

ITEM 12.  SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2011, the stock ownership of (i) each of our named executive officers and directors, (ii ) all executive officers and directors as a group, and (iii) each person known by us to be a beneficial owner of 5% or more of our common stock.  No person listed below has any option, warrant or other right to acquire additional securities from us, except as may be otherwise noted.  We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Name (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage Owned
Chong Liang Pu	49,635,000	35.61%
Shi Rong Jiang*	5,101,000	3.75%
Jia He Li*	-0-	0%
Lin Hong Ye*	-0-	0%
Peh Chung Lim*	-0-	0%
Wenge Fang	-0-	0%
Ding Rencai	-0-	0%
Gao Yongping*	10,145,250	7.47%
Vision Opportunity Fund (3)	13,600,000	9.53%
All directors and executive officers as a group (3 persons	49,635,000	35.61%

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

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 169,133,450 shares of common stock outstanding as of December 31, 2011.

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 13.  CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE.

Certain Relationships and Transactions with Related Persons

We have the following related party transactions for the years ended December 31, 2011.

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

As at December 31, 2011 we lent $101,138 to GDXS and owed BJZC $288,555 on and interest free basis.  These loans are payable on demand.  Mr. Pu, Chairman of the Board holds and equity interest in both BJZC and GDXS.

As at December 31, 2011, our subsidiaries Aba and Xinchen owed Xinxingmei $1,847,770 on an interest free demand basis.

As at December 31, 2011, we owed Chonglaing Pu, the Chairman of the Board $328,258and lent $1,574 to Tingli Pu, a shareholder,, on an interest free on demand basis.

Director Independence

Our current directors are Messrs. Pu, Fang, and Ding.  We are not currently subject to corporate governance standards defining the independence of our directors.  We have not yet adopted an independence standard or policy, although we intend to do so in the future. Accordingly, the Company’s Board currently determines the independence of each Director and nominee for election as a Director.  The Board has determined that none of the Company’s directors currently qualifies as an independent director.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2011 and 2010 were $65,000 and $60,000, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

Pre-Approval Policies and Procedures

The board of directors has not adopted any pre-approval policies and approves all engagements with the Company’s auditors prior to performance of services by them.

PART IV

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, December 14, 2012

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

Signature	Title	Date

/s/ Chong Liang Pu	Chairman of the Board	Dec. 14, 2012
Chong Liang Pu

/s/ Wenge Fang	Director, CEO and President	Dec. 14, 2012
Wenge Fang

/s/ Ding Rencai	Director and CFO	Dec. 14, 2012
Ding Rencai

CHINA WATER GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

CHINA WATER GROUP, INC.

Patrizio & Zhao, LLC

Certified Public Accountants and Consultants

322 Route 46 West

Parsippany, NJ 07054

Member of Affilica International

Tel:  (973) 882-8810

Fax: (973) 882-0788

Alliance of worldwide accounting firms

www.pzcpa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

China Water Group, Inc.

We have audited the accompanying consolidated balance sheets of China Water Group, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Water Group, Inc. as of December 31, 2011 and 2010, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Parsippany, New Jersey

December 14, 2012

CHINA WATER GROUP, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$ 157,955	$ 23,873
Accounts receivable, net of allowance for doubtful accounts of $746,439	40,099	31,413
and $721,788 as of December 31, 2011 and 2010, respectively
Inventory	243,404	245,873
Receivable for disposal of Evergreen	-	1,213,600
Due from related company	101,138	-
Other current assets	30,515	142,364
Total current assets	573,111	1,657,123

Property, plant and equipment, net	988,380	1,046,381
Intangible assets, net	216,185	212,675
Goodwill	6,167,114	6,128,051
Total assets	$ 7,944,790	$ 9,044,230

Liabilities
Current liabilities:
Warrant liability	$ -	$ 36,859
Accounts payable and accrued expenses	155,954	163,851
Due to shareholders	326,683	282,727
Due to related companies	288,555	3,115,298
Due to affiliated companies	2,110,848	2,034,407
Other current liabilities	1,825,385	1,790,977
Total current liabilities	4,707,425	7,424,119

Long-term liabilities
Long-term bank loan	2,361,000	-
Other payables for acquisition of a subsidiary	-	5,950,000
Total long-term liabilities	2,361,000	5,950,000
Total liabilities	7,068,425	13,374,119

Equity (deficit)
Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized;
169,133,450 and 139,383,450 shares issued and outstanding at
December 31, 2011 and 2010, respectively	169,133	139,383
Additional paid-in capital	12,051,782	6,131,532
Accumulated deficit	(13,126,728)	(12,049,057)
Accumulated other comprehensive income	2,230,131	1,831,989
Total stockholders' equity (deficit)	1,324,318	(3,946,153)

Noncontrolling interest	(447,953)	(383,736)
Total equity (deficit)	876,365	(4,329,889)
Total liabilities and equity	$ 7,944,790	$ 9,044,230

The accompanying notes are an integral part of these consolidated financial statements. F-2

CHINA WATER GROUP, INC.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2011	2010
Sales:
Third parties	$ 321,228	$ 258,796
Related parties	26,850	66,625
Total sales	348,078	325,421

Cost of sales:
Third parties	241,404	161,389
Related parties	17,989	55,953
Total cost of sales	259,393	217,342

Gross profit	88,685	108,079

Operating expenses:
Selling and distribution expenses	145,015	133,310
General and administrative expenses	640,871	632,748
Total operating expenses	785,886	766,058

Loss from operations	(697,201)	(657,979)

Other income (expense):
Interest expense, net	(5,980)	(368)
Gain on financial instruments	36,859	107,016
Other income (expense)	14,665	(12,521)
Impairment loss on goodwill	(472,984)	(7,499,608)
Total other expense	(427,440)	(7,405,481)

Loss before income taxes	(1,124,641)	(8,063,460)

Provision for income taxes	2,057	420

Net loss	(1,126,698)	(8,063,880)

Less: net loss attributable to noncontrolling interest	(49,027)	(59,970)

Net loss attributable to China Water Group, Inc.	$(1,077,671)	$(8,003,910)

Basic loss per share	$ (0.01)	$ (0.06)
Diluted loss per share	$ (0.01)	$ (0.06)

Weighted average number of common shares outstanding
Basic	167,095,779	139,383,450
Diluted	167,095,779	139,383,450

The accompanying notes are an integral part of these consolidated financial statements. F-3

CHINA WATER GROUP, INC.

Consolidated Statements of Comprehensive Loss

	For the Years Ended
	December 31,
	2011	2010

Net loss	$ (1,126,698)	$ (8,063,880)

Other comprehensive income
Foreign currency translation adjustment	382,952	351,085

Total other comprehensive income	382,952	351,085

Total comprehensive loss	(743,746)	(7,712,795)

Less: comprehensive loss
attributable to the noncontrolling interest	(64,217)	(72,115)

Comprehensive loss attributable to China Water Group, Inc.	$ (679,529)	$ (7,640,680)

The accompanying notes are an integral part of these consolidated financial statements. F-4

CHINA WATER GROUP, INC.

Consolidated Statements of Changes in Equity

					Accumulated
			Additional		Other
	Common Stock		Paid in	Accumulated	Comprehensive	Total	Noncontrolling	Total
	Number	Par Value	Capital	Deficit	Income	CHWG	Interest	Equity (deficit)

Balance as of January 1, 2010	139,383,450	$ 139,383	$ 6,131,532	$ (4,045,147)	$ 1,468,759	$ 3,694,527	$ (311,621)	$ 3,382,906

Comprehensive income (loss):
Net loss	-	-	-	(8,003,910)	-	(8,003,910)	(59,970)	(8,063,880)
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	363,230	363,230	(12,145)	351,085
Comprehensive loss	-	-	-	-	-	(7,640,680)	(72,115)	(7,712,795)

Balance as of December 31, 2010	139,383,450	$ 139,383	$ 6,131,532	$ (12,049,057)	$ 1,831,989	$ (3,946,153)	$ (383,736)	$ (4,329,889)

Common stock issued for acquisition of a	29,750,000	29,750	5,920,250	-	-	5,950,000	-	5,950,000
subsidiary
Comprehensive income (loss):
Net loss	-	-	-	(1,077,671)	-	(1,077,671)	(49,027)	(1,126,698)
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	398,142	398,142	(15,190)	382,952
Comprehensive loss	-	-	-	-	-	(679,529)	(64,217)	(743,746)

Balance as of December 31, 2011	169,133,450	$ 169,133	$ 12,051,782	$ (13,126,728)	$ 2,230,131	$ 1,324,318	$ (447,953)	$ 876,365

The accompanying notes are an integral part of these consolidated financial statements.      F-5

CHINA WATER GROUP, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$ (1,126,698)	$ (8,063,880)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	184,274	150,148
Provision for bad debt	46,173	29,727
Impairment loss on goodwill	472,984	7,499,608
Gain on fair value of financial instruments	(36,859)	(107,016)
Changes in operating assets and liabilities :
Accounts receivable	(4,958)	120,528
Inventory	11,526	45,612
Other current assets	66,775	33,334
Accounts payable and accrued expenses	(13,835)	(29,905)
Income tax payable	-	(66,432)
Other current liabilities	16,627	14,843
Total adjustments	742,707	7,690,447

Net cash used in operating activities	(383,991)	(373,433)

Cash flows from investing activities:
Due from related company	(99,570)	-
Acquisition of property, plant and equipment	(83,773)	(140,316)
Acquisition of intangible assets	(279)	(222)
Disposal of subsidiary – Evergreen, net of cash	1,239,680	-

Net cash provided by (used in) investing activities	1,056,058	(140,538)

Cash flows from financing activities:
Due to shareholders	32,816	272,879
Due to related companies	(2,898,163)	233,620
Proceeds from long-term bank loan	2,324,400	-

Net cash provided by (used in) financing activities	(540,947)	506,499

Effect of foreign currency translation on cash and cash equivalents	2,962	848

Net increase (decrease) in cash and cash equivalents	134,082	(6,624)

Cash and cash equivalents - beginning	23,873	30,497

Cash and cash equivalents - ending	$ 157,955	$ 23,873

Supplemental schedule of non-cash activities:
Issuance of common stock pursuant to conversion of other payables for acquisition of a subsidiary	$ 5,950,000	$ -

The accompanying notes are an integral part of these consolidated financial statements. F-6

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

On January 23, 2008, the Chinese government approved China Water Group Inc’s. acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited. Guangzhou Xinchen Water Company Limited owns 100% equity interest of Aba Xinchen Dagu Glacier Spring Co., Limited. The acquisition was completed for a consideration of $13.45 million, of which $7.5 million was paid in cash, and the remaining $5.95 million will be paid in the future.  The primary reason for the acquisition was to enter into the bottled water industry.  The Company recorded a liability of $5.95 million, which represented the fair value of stock calculated based on US$ 0.2 per share, with reference to contemporaneous prices of the Company’s common stock on the Pink Quote, with total of 29.75 million shares. Approximately $13 million of the purchase price of $13.45 million was assigned to goodwill since the net asset of Aba Xinchen Dagu Glacier Spring Co., Limited. was minimum at the acquisition date (see Note 8).

On January 26, 2011, the Company issued 29.75 million shares of its common stock to Fortune Luck Global International Limited to settle the $5.95 million remaining purchase price incurred for the acquisition.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS (CONTINUED)

In January, 2009, the Company sold 100% of the equity interest in Evergreen to Whole Treasure Investment Ltd. at a total consideration of RMB 19,000,000 (approximately $2,784,450). After completing the transfer formalities, the Company no longer holds any share in Evergreen. On October 28, 2011, the Company collected the remaining receivables on disposal of Evergreen.

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

In preparing the accompanying audited consolidated financial statements, the Company evaluated the period from December 31, 2011 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. No such event was noted.

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

Revenue Recognition

We recognize revenue using various revenue recognition policies based on the nature of the sale and the terms of the contract. Revenues from sale of bottled water are recognized when goods are delivered. The contractual terms of the purchase agreements dictate the recognition of revenues by us. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, codified in ASC Topic 480. Accordingly, four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products or services delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and our customer jointly determine that the product has been delivered or no refund will be required.

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

The balance of allowance for doubtful accounts amounted to $746,439 and $721,788 as of December 31, 2011 and 2010, respectively.

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

Cost of Sales

Cost of sales comprises labor and other cost of personnel directly engaged in providing the product, as well as raw materials and amortization expense.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and impairment loss. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

Estimated Useful Life
Office equipment	5 years
Furniture and fixtures	5 years
Tools and equipment	5 years
Motor vehicles	5 - 10 years
Building	10 - 20 years

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

Comprehensive Income

The Company has adopted ASC 220 “Reporting Comprehensive Income” which establishes rules for the reporting and display of comprehensive income, its components and accumulated balances. ASC 220 defines comprehensive income to include all changes in equity, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on available-for-sale marketable securities, except those resulting from investments by owners and distributions to owners.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2011	December 31, 2010
Balance sheet items, except for stockholders’ equity items	RMB 1: US$0.15740	RMB 1: US$0.15170

Amounts included in the statements of operations, comprehensive loss, and statements of cash flows	RMB 1: US$0.15496	RMB 1: US$0.14794

Stockholders’ equity items	Historical rate	Historical rate

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

Reclassification

Certain amounts as of December 31, 2010 were reclassified for presentation purposes.

NOTE 3 – INVENTORY

Inventory as of December 31, 2011 and 2010 consisted of the following:

	December 31,	December 31,
	2011	2010

Raw materials	$ 101,620	$ 110,193
Finished goods	141,784	135,680

Total	$ 243,404	$ 245,873

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements

NOTE 4 – DUE FROM RELATED COMPANY

As of December 31, 2011 and 2010, the Company had outstanding loan to a related company of $101,138 and $0, respectively.  The loan is made to Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”), in which Mr. Pu, the Chairman of the Board, has equity interests. All amounts are payable on demand, do not bear interest, and are made in good faith.

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consisted mainly of prepayments to vendors for goods and services. The balance of other current assets as of December 31, 2011 and 2010 was $30,515 and $142,364, respectively.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net as of December 31, 2011 and 2010 consists of the following:

	December 31,	December 31,
	2011	2010

Office equipment	$ 41,382	$ 32,521
Furniture and fixtures	4,304	5,654
Motor vehicles	352,317	257,821
Building	261,885	263,780
Bottled water production equipment	868,412	750,578
Subtotal	1,528,300	1,310,354
Less: Accumulated depreciation	548,062	352,410
	980,238	957,944
Construction in progress	8,142	88,437
Total	$ 988,380	$ 1,046,381

Depreciation expenses for the year ended December 31, 2011 and 2010 amounted to $179,584 and $145,670, respectively.

NOTE 7 – INTANGIBLE ASSETS

Intangible assets at December 31, 2011 and 2010 consist of the following:

	December 31, 2011	December 31, 2010

Rights to use land	$ 238,734	$ 229,815
Less: accumulated amortization	22,549	17,140

Total	$ 216,185	$ 212,675

Amortization expense for the years ended December 31, 2011 and 2010 amounted to $4,690, and $4,478, respectively.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements

NOTE 8 - GOODWILL

On January 23, 2008, the Company completed its acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited for a consideration of $13.45 million. Goodwill, which is equal to the excess of cost over the fair value of acquired assets, has been recorded in conjunction with the acquisition. Goodwill is accounted for in accordance with ASC 350 (formerly SFAS 142). Under ASC 350, goodwill is not amortized and is subject to impairment test, at least annually, when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The test of goodwill impairment consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The Company estimates the fair value of the reporting unit using a discounted cash flow (“DCF”) model. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 450-10 (formerly SFAS No 141(R)), “Business Combinations”. As of December 31, 2011, the Company’s evaluation of goodwill resulted in an impairment loss of $472,984. The following table provides a reconciliation of the beginning and ending carrying amounts of goodwill for the years ended December 31, 2011 and 2010:

	2011	2010
Goodwill at January 1	$ 6,128,051	$ 13,178,494
Goodwill, net of accumulated impairment losses	6,128,051	13,178,494
Impairment losses during the year	472,984	7,499,608
Goodwill, net of impairment losses at December 31	5,655,067	5,678,886
Foreign currency exchange adjustment	512,047	449,165
Adjusted goodwill at December 31	$ 6,167,114	$ 6,128,051

NOTE 9 - WARRANT LIABILITY

The fair values of the warrant liability as of December 31, 2011 and 2010 were as following:

	December 31, 2011	December 31, 2010

Warrants issued in April 2005,
at fair value	$ -	$ 4,659
Shares issued in September 2005,
accounted for as liability	-	32,200

Total	$ -	$ 36,859

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

NOTE 9 - WARRANT LIABILITY (CONTINUED)

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

The Company granted to the holders of the April Warrants certain piggy-back and demand registration rights. Pursuant to the agreements surrounding the April Private Placement, in the event that the Company determined to undertake a registration of securities, the Company would include, at the request of the holder of “Registrable Securities”, the Registrable Securities in the registration statement. If the Company did not file a registration statement by the 120th day from the closing of such financing, and the Company shall have received a written request signed by the holders holding the majority of the Registrable Securities, then the Company was obligated to file, at its expense, a registration statement covering the Registrable Securities. Once such registration statement has been filed and declared effective, the Company is obligated to keep such registration statement effective until the earlier of (i) the date that all of the Registrable Securities have been sold pursuant to such registration statement, (ii) all Registrable Securities have been otherwise transferred to persons who may trade such shares without restriction under the Securities Act, and the Company has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend, or (iii) all Registrable Securities may be sold at any time, without volume or manner of sale limitations pursuant to Rule 144(k) or any similar provision then in effect under the Securities Act. As of December 31, 2011, the Company has not received any written request signed by the holders holding the majority of the Registrable Securities.

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

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements

NOTE 9 - WARRANT LIABILITY (CONTINUED)

Under the subscription agreement for the September Private Placement, we agreed to prepare and file with the SEC (and did so file), at our own expense, a registration statement covering the registrable securities related to that placement. We agreed that in the event that the registration statement is not declared effective by the SEC within the earlier of 120 days from the final closing or three (3) business days of clearance by the Commission to request effectiveness, we would pay to the investors in the September Private Placement liquidated damages in the amount of 2.0% of the purchase price of the registrable securities for each month until the registration statement is declared effective. These liquidated damages began accruing on January 12, 2006. We agreed that if we do not remit payment of these liquidated damages, we will pay the investors in the September Private Placement interest at the rate of 12% per year until the liquidated damages are paid in full. The subscription agreement provides that if a registration statement is not effective at any time after one year following the issuance date of the September Warrants, these liquidated damages obligations will stop accruing. As of September 14, 2006 the liquidated damages obligations stopped accruing. As of December 31, 2011, we have made an accrual of $1,324,735 for registration right liability.

The fair value of the warrants liability as of December 31, 2011 was $0 which was calculated by Binomial Option Pricing Model.

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

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	December 31, 2011	December 31, 2010

Accounts payable	$ 150,437	$ 163,851
Accrued expenses	5,517	-
Total	$ 155,954	$ 163,851

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

NOTE 11 – DUE TO SHAREHOLDERS

As of December 31, 2011 and 2010, the balance due to shareholders was $326,683 and $282,727, respectively. This balance represents financing obtained from Mr. Chongliang Pu, the Chairman of the Board.  All amounts are non-interest-bearing, unsecured and repayable on demand.

NOTE 12 – DUE TO RELATED COMPANIES

As of December 31, 2011 and 2010, the balance due to related companies was $288,555 and $3,115,298, respectively. The balance as of December 31, 2011 represents financing obtained from Beijing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”) while the balance as of December 31, 2010 represents financing obtained from Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) and Beijing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”). Mr. Pu, the Chairman of the Board, has equity interests in both companies. All amounts are non-interest-bearing, unsecured and repayable on demand.

NOTE 13 – DUE TO AFFILIATED COMPANIES

As of December 31, 2011 and 2010, the balance due to affiliated companies was $2,110,848, and $2,034,407, respectively. This balance represents financing obtained from Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”) and Evergreen Asset Group Limited (“Evergreen”). All amounts are non-interest-bearing, unsecured and repayable on demand.

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements

NOTE 14 – OTHER CURRENT LIABILITIES

Other current liabilities as of December 31, 2011 and 2010 consist of the following:

	December 31, 2011	December 31, 2010
City maintenance construction tax and value added tax	$ 26,116	$ 14,271
Contribution for employee welfare plan	43,444	41,220
Customer deposits	159,809	126,623
Registration right liability	1,324,735	1,324,735
Other payables	271,281	284,128

Total	$1,825,385	$1,790,977

NOTE 15 – LONG-TERM BANK LOAN

Long-term bank loan consists of the following:

	December 31,	December 31,
	2011	2010
On October 11, 2011, the Company signed a loan agreement with China
Construction Bank. The loan is to be repaid in full on October 10, 2014.
The interest rate is a variable rate equal to 15% per annum above the floating base interest for loans of the same term promulgated by the
People’s Bank of China. The average annual interest rate for the year ended December 31, 2011 was approximately 7.65%. The loan was
designated to finance the operation of the Company.	$ 2,361,000	$ -

Total long-term bank loan	$ 2,361,000	$ -

NOTE 16 – INCOME TAXES

The Company was incorporated in the State of Nevada and therefore, is not subject to any income tax according to the rules and regulations of the State of Nevada. The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC and are subject to statutory income tax rate of 25%. For the years ended December 31, 2011 and 2010, the income tax provision for the Company was $2,057 and $420, respectively.

For the Years Ended December 31,
	2011	2010
Current	$ 2,057	$ 420
Deferred	-	-
Total provision for income taxes	$ 2,057	$ 420

A reconciliation of the provision for income taxes with amounts determined by applying the statutory income tax rate to income before income taxes is as follows:

	For the Years Ended December 31,
	2011	2010
Computed tax @ statutory rate of 25%
$(1,124,641)*25% and $(8,063,460)*25% for
December 31, 2011 and 2010, respectively	$ (281,160)	$ (2,015,865)

Non deductible expense	13,799	7,431
Current year losses from PRC subsidiaries	123,148	142,809
Current year losses from U.S. parent holding
company not subject to PRC income taxes	146,270	1,866,045

Total provision for income taxes	$ 2,057	$ 420

CHINA WATER GROUP, INC.

Notes to Consolidated Financial Statements

NOTE 17 – LOSS PER SHARE

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

	For the Years Ended December 31,
	2011	2010
Net loss attributable to CHWG	$ (1,077,671)	$ (8,003,910)
Weighted average common shares	167,095,779	139,383,450
(denominator for basic loss per share)
Effect of dilutive securities:	-	-

Weighted average common shares	167,095,779	139,383,450
(denominator for diluted loss per share)

Basic loss per share	$ (0.01)	$ (0.06)
Diluted loss per share	$ (0.01)	$ (0.06)

As the April Warrants are anti-dilutive, they are being excluded from the calculation of diluted loss per share.

NOTE 18 – EMPLOYEE WELFARE PLAN

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes monthly contributions of 12% of all employees' salaries to the employee welfare plan.

NOTE 19 – RISK OF CONCENTRATIONS IN SALES AND PURCHASES

One major customer accounted for approximately 12% for the Company’s sales for the year ended December 31, 2011. Two major customers accounted for approximately 13% of the Company’s sales for the year ended December 31, 2010. Total sales to these customers were $40,628 and $41,725, for the years ended December 31, 2011 and 2010, respectively.

For the year ended December 31, 2011 and 2010, two major vendors accounted for approximately 26% and 67% of the Company’s cost for purchases, respectively. Total purchases from these vendors were $68,052 and $52,860 for the years ended December 31, 2011 and 2010, respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

NOTE 20 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is the supplemental information relating to the consolidated statements of cash flows:

	For the Years Ended December 31,
	2011	2010
Cash paid for interest	$ 5,980	$ -

Cash paid for income taxes	$ 2,057	$ 420

NOTE 21 – RELATED PARTY SALES

For the twelve months ended December 31, 2011 and 2010, sales to related parties Chongliang Pu and Guang Dong Xin Sheng Environmental Protection Company Limited accounted for approximately 8% and 20% of the Company’s revenue, respectively. Total sales to related parties were $26,850 and $66,625 for the twelve months ended December 31, 2011 and 2010, respectively.