Form 10-Q
period 2012-03-31
China Water Group, Inc.
filed 2015-08-31
CIK 1083459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 169,133,450 shares of common stock, par value $.0001 per share, as of March 31, 2012.

Transitional Small Business Disclosure Format (Check one). Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

CHINA WATER GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(UNAUDITED)

INDEX TO FINANCIAL STATEMENTS

MARCH 31, 2012

CHINA WATER GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
Assets	2012	2011
Current assets:	(Unaudited)	(Audited)
Cash and cash equivalents	$ 89,093	$ 157,955
Accounts receivable, net of allowance for doubtful accounts of $773,539 and $746,439 as of March 31, 2012 and December 31, 2011, respectively	47,595	40,099
Inventory	252,246	243,404
Due from related company	-	101,138
Other current assets	235,876	30,515
Total current assets	624,810	573,111
Property, plant and equipment, net	881,291	988,380
Intangible assets, net	213,540	216,185
Goodwill	6,247,964	6,167,114
Total assets	$ 7,967,605	$ 7,944,790
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$ 215,852	$ 155,954
Due to shareholders	287,506	326,683
Due to related companies	444,962	288,555
Due to affiliated companies	2,122,919	2,110,848
Other current liabilities	2,023,021	1,825,385
Total current liabilities	5,094,260	4,707,425
Long-term liabilities
Long-term bank loan	2,327,010	2,361,000
Total long-term liabilities	2,327,010	2,361,000
Total liabilities	7,421,270	7,068,425
Equity
Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized, 169,133,450 and 169,133,450sharesissued and outstanding at March 31, 2012 and December 31, 2011, respectively	169,133	169,133
Additional paid-in capital	12,051,782	12,051,782
Accumulated deficit	(13,490,261)	(13,126,728)
Accumulated other comprehensive income	2,291,374	2,230,131
Total stockholders' equity	1,022,028	1,324,318
Non-controlling interest	(475,693)	(447,953)
Total equity	546,335	876,365
Total liabilities and equity	$ 7,967,605	$ 7,944,790

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Sales	$ 89,554	$ 43,375

Cost of sales	65,948	33,219

Gross profit	23,606	10,156

Operating expenses:
Selling and distribution expenses	30,928	34,482
General and administrative expenses	336,272	166,702

Total operating expenses	367,200	201,184

Loss from operations	(343,594)	(191,028)

Other income (expense):
Interest expense	(45,763)	34
Gain on financial instruments	-	14,588
Other expenses	621	(177)

Total other income (expense)	(45,142)	14,445

Loss before income taxes	(388,736)	(176,583)

Provision for income taxes	10	203

Net loss	(388,746)	(176,786)
Less: net loss attributable to noncontrolling interest	(25,213)	(13,484)
Net loss attributable to China Water Group, Inc.	$ (363,533)	$ (163,302)

Basic loss per share	$ (0.00)	$ (0.01)
Diluted loss per share	$ (0.00)	$ (0.01)

Basic	169,133,450	160,869,561
Diluted	169,133,450	160,869,561

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

Net loss	$ (388,746)	$ (176,786)

Other comprehensive income
Foreign currency translation adjustment	58,716	68,439

Total other comprehensive income	58,716	68,439

Total Comprehensive income (loss)	(330,030)	(108,347)

Less: comprehensive loss attributable to the non-controlling interest	(27,740)	(16,060)
Comprehensive income (loss) attributable to China Water Group, Inc.	(302,290)	(92,287)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(388,746)	$(176,786)
Adjustments to reconcile net income to net cash provided by (used in) Operating activities:
Depreciation and amortization	139,525	25,035
Provision for bad debt	4,140	(14,588)
Changes in operating assets and liabilities :
Accounts receivable	(30,141)	(29,537)
Inventory	(7,461)	(239)
Other current assets	(185,603)	14,132
Accounts payable and Accrued expenses	59,089	4,903
Income tax payable	10	-
Other current liabilities	195,036	(30,857)
Total adjustments	174,595	(31,326)
Net cash used in operating activities	(214,151)	(208,112)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(23,887)	-
Due from related company	101,859	-
Net cash provided by investing activities	77,972	-

Cash flows from financing activities:
Due to shareholders	(41,103)	-
Due to related companies	154,974	696,359
Long-term borrowing	(47,557)	-
Net cash provided by financing activities	66,314	696,359

Effect of foreign currency translation on cash and cash equivalents	1,003	1,826

Net increase in cash and cash equivalents	(68,862)	490,073
Cash and cash equivalents - beginning	157,955	23,873
Cash and cash equivalents - ending	$89,093	$513,946

Supplemental schedule of non-cash activities:
Issuance of common stock pursuant to conversion of other payables for acquisition of a subsidiary	-	5,950,000

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

On January 23, 2008, the Chinese government approved China Water Group Inc’s. acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited. Guangzhou Xinchen Water Company Limited owns 100% equity interest of Aba XinchenDagu Glacier Spring Co., Limited. The acquisition was completed for a consideration of $13.45 million, of which $7.5 million was paid in cash, and the remaining $5.95 million will be paid in the future. The primary reason for the acquisition was to enter into the bottled water industry. The Company recorded a liability of $5.95 million, which represented the fair value of stock calculated based on US$ 0.2 per share, with reference to contemporaneous prices of the Company’s common stock on the Pink Quote, with total of 29.75 million shares. Approximately $13 million of the purchase price of $13.45 million was assigned to goodwill as the net asset of Aba XinchenDagu Glacier Spring Co., Limited. was minimum at the acquisition date (see Note 7). On January 26, 2011, the Company issued 29.75 million shares of its common stock to Fortune Luck Global International Limited to settle the $5.95 million remaining purchase price incurred for the acquisition.

In January, 2009, the Company sold 100% of the equity interest in Evergreen to Whole Treasure Investment Ltd. at a total consideration of RMB 19,000,000 (approximately $2,784,450). After completing the transfer formalities, the Company no longer holds any share in Evergreen. As of March 31, 2012, the receivable for disposal of Evergreen was $0.

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

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from March 31, 2012 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. (See Note17)

INTERIM FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2011, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements followed the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2011.

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

NOTE 3 – INVENTORY

Inventory as of March 31, 2012 and December 31, 2011 consisted of the following:

	March 31,	December 31,
	2012	2011

Raw materials	$ 100,925	$ 101,620
Finished goods	151,321	141,784
Total	$ 252,246	$ 243,404

NOTE 4 – OTHER CURRENT ASSETS

	March 31,	December 31,
	2012	2011

Prepayments to vendors	$ 170,710	$ 16,891
Other receivables	65,166	13,624
Total	$ 235,876	$ 30,515

Other current assets consisted mainly of prepayments to vendors for goods and services, rent deposit and petty cash for employees. The balance of other current assets as of March 31, 2012 and December 31, 2011 was $235,876 and $30,515, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net as of March 31, 2012 and December 31, 2011 consists of the following:

	March 31, 2012	December 31, 2011

Office equipment	$ 44,597	$ 41,382
Furniture and fixtures	1,190	4,304
Motor vehicles	354,577	352,317
Building and structure	263,383	261,885
Bottled water production equipment	897,146	868,412
Subtotal	1,560,893	1,528,300
Less: accumulated depreciation	687,790	548,062
		980,238
Construction in progress	8,188	8,142
Total	$ 881,291	$ 988,380

Depreciation expense for the three months ended March 31, 2012 and 2011 was $43,509 and $23,855, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets at March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012	December 31, 2011

Rights to use land	$ 218,175	$ 238,734
Less: accumulated amortization	4,635	22,549
Total	$ 213,540	$ 216,185

Amortization expense for the three months ended March 31, 2012 and 2011 was $1,195 and $1,180.

NOTE 7 - GOODWILL

On January 23, 2008, the Company completed its acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited for a consideration of $13.45 million. Goodwill, which is equal to the excess of cost over the fair value of acquired assets, has been recorded in conjunction with the acquisition. Goodwill is accounted for in accordance with ASC 350 (formerly SFAS 142). Under ASC 350, goodwill is not amortized and is subject to impairment test, at least annually, when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The test of goodwill impairment consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The Company estimates the fair value of the reporting unit using a discounted cash flow (“DCF”) model. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 450-10 (formerly SFAS No 141(R)), “Business Combinations”. After recognizing an impairment loss of $7,499,608 at December 31, 2010, the adjusted balance of goodwill at March 31, 2012 was as follows:

Balance as of December 31, 2011	$ 6,167,114
Foreign currency exchange adjustment	80,850
Adjusted balance as of March 31, 2012	$ 6,247,964

NOTE 8 –ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012	December 31, 2011
Accounts payable	$ 210,303	$ 150,437
Accrued expenses	5,549	5,517
Total	$ 215,852	$ 155,954

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities as of March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012	December 31, 2011
City maintenance construction tax and value added tax	$ 26,359	$ 26,116
Contribution for employee welfare plan	40,667	43,444
Customer deposits	162,124	159,809
Registration right liability	1,324,735	1,324,735
Other payables	469,136	271,281
Total	$ 2,023,021	$ 1,825,385

NOTE 10 – DUE TO RELATED COMPANIES

As of March 31, 2012 and December 31, 2011, the balance due to related companies was $444,962 and $288,555, respectively. This balance represents financing obtained from Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) and Beijing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”) in which Mr. Pu, the Chairman of the Board, has equity interests. All amounts are non-interest-bearing, unsecured and repayable on demand.

NOTE 11– DUE TO AFFILIATED COMPANIES

As of March 31, 2012 and December 31, 2011, the balance due to affiliated companies was $2,122,919, and $2,110,848, respectively. This balance represents financing obtained from Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”). All amounts are non-interest-bearing, unsecured and repayable on demand.

NOTE 12 –LONG-TERM BANK LOAN

The Company’s short term bank loans consisted of the follows:

	March 31,	December 31,
	2012	2011
The interest rate is a variable rate equal to 1.5% per annum above the floating base interest for loans of the same term promulgated by the People’s Bank of China. The average annual interest rate for the year ended December 31, 2012 was approximately 7.65%. The loan was designated to finance the operation of the Company.	$2,327,010	$2,361,000
Total	$2,327,010	$2,361,000

NOTE 13 – INCOME TAXES

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiaries, which solely operate in the PRC. As the Company is a U.S. holding company, it did not generate any revenues for the Three Months Ended March 31, 2012 and 2011, and therefore there was no income tax provision or benefit for U.S. income tax purpose.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC and are subject to statutory income tax rate of 25%. For the Three Months Ended March 31, 2012 and 2011, the income tax provision for the Company was $10 and $203, respectively.

On February 22, 2008, the Ministry of Finance (“MOF”) and the State Administration of Taxation (“SAT”) jointly issued CaiShui [2008] Circular 1 (“Circular 1”). According to Article 4 of Circular 1, distributions of accumulated profits earned by a Foreign Invested Entity (“FIE”) prior to January 1, 2008 to foreign investor(s) in 2008 or after will be exempt from withholding tax (“WHT”) while distribution of the profit earned by an FIE after January 1, 2008 to its foreign investor(s) shall be subject to WHT. Since the Company intends to reinvest its earnings to further expand its businesses in mainland China, its foreign invested enterprises do not intend to declare dividends to their immediate foreign holding companies in the foreseeable future.

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

	For the Three Months Ended March 31,
	2012	2011
Net loss attributable to CHWG	(363,533)	(163,302)

Weighted average common shares	169,133,450	160,869,561
(denominator for basic income per share)
Effect of dilutive securities:

Weighted average common shares	169,133,450	160,869,561
(denominator for diluted income per share)
Basic loss per share	$ (0.00)	$ (0.01)
Diluted loss per share	$ (0.00)	$ (0.01)

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

NOTE 16 – RISK OF CONCENTRATIONS IN SALES AND PURCHASES

One major vendor accounted for approximately 79% and 51% of the Company’s cost for purchases for the Three Months Ended March 31, 2012 and 2011, respectively. Total purchases from the vendor were $ 25,798 and $11,195 for the Three Months Ended March 31, 2012 and 2011, respectively.

One major customer accounted for approximately 13% and two major accounted 17% of the Company’s sales for the three months ended March 31, 2012 and 2011, respectively. Total sales to these customers were $50,919 and $7,369, for the three months ended March 31, 2012 and 2011, respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions which hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

NOTE 17 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is the supplemental information relating to the consolidated statements of cash flows:

	For the Three Months Ended March 31,
	2012	2011
Cash paid for interest	$ (45,966)	$ -
Cash paid for income taxes	$ 10	$ 203

NOTE 18 – SUBSEQUENT EVENT

Beijing Jiuqiannian Trading Company Ltd., the subsidiary of Guangzhou Xinchen Water Company had a cancellation of registration at July 15, 2014.

On the September 30, 2011, Guangzhou Xinchen Water Co., a subsidiary of the Company and China Construction Bank Co., Ltd. GuangzouLiwan Sub-branch, signed an RMB 15 million ($2.37 million) loan agreement (the “Loan Agreement”). The Loan Agreement specifies the loan term as three years commencing from October 9, 2011, a variable loan interest rate of equal to the benchmark interest rate of People’s Bank of China as in effect from time to time (currently 6.65%) plus 15% resulting in a current rate of 7.65%. The loan proceeds will be used for the Registrant’s working capital needs to expand its bottled water operations. On May,2014,this loan was repaid in full.

On the November 12, 2014, Guangzhou Xinchen Water Co., a subsidiary of the Company and China Construction Bank Co., Ltd. GuangzouLiwan Sub-branch, signed an RMB 9.5 million ($1.55 million) loan agreement (the “Loan Agreement”). The Loan Agreement specifies the loan term as two years and The annual interest rate in 6.9% commencing from On the November 12, 2014. The loan proceeds will be used for the Registrant’s working capital needs to expand its bottled water operations.

On the August 29, 2014, Guangzhou Xinchen Water Co., a subsidiary of the Company and Qianhai Equity trading center(Shenzhen) Co., ltd , signed an RMB 10 million ($1.65 million) loan agreement (the “Loan Agreement”). The Loan Agreement specifies the loan term as two years and The annual interest rate in 12.5% commencing from On the November 12, 2014. The loan proceeds will be used for the Registrant’s working capital needs to expand its bottled water operations.

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

         RESULTS OF OPERATIONS

Quarter Ended March 31, 2012 vs. Quarter Ended March 31, 2011

Total revenue. We reported total revenue of $89,554 for the three months ended March 31, 2012 which increased by approximately 106% as compared to $43,375 for the three months ended March 31, 2011. In the year 2009, we were fully engaged in new product sales of bottled water. In order to sell new products, the Company developed extensive sales channels to promote and sell products as we launched our distribution. After nearly 3 years our product promotion and cultivation of sales channels until 2012, the Company has obtained more new areas and customers to increase its sales volume. The increased sales volume mainly resulted in the increased revenues.

Cost of revenue. Our total cost of revenue increased by $32,729 approximately 99% from $33,219 for the three months ended March 31,2011 to $65,948 for the three months ended March 31,2012. This was primarily due to the increased sales volume that related to the cost of the materials. .

Gross profit. Gross profit, as a percentage of total revenue for the three months ended March 31, 2012 and 2011, was approximately 26% or $23,606 as compared to 23% or $10,156. Increased gross margins were mainly due to the decreased unit cost and due to increased production volume.

Operating expenses. Our total operating expenses for the three months ended March 31, 2012 and 2011 were $367,200 and $201,184, respectively. The principal components of operating expenses were selling and distribution expenses, administrative salaries and benefits, depreciation and amortization, travel expense, rental expense and other general administration cost. An increase in operating expenses for the three months ended March 31, 2012 of $166,016 as compared to the three months ended March 31,2011 was primarily due to the increasing of administrative expenses during first quarter of 2012.

Unrealized gain on financial instruments. Unrealized gains or losses on financial instruments represent the change in the fair market value of the financial instruments at each reporting date. The unrealized gain on financial instruments for the three months ended March 31, 2012 was $0. There was an unrealized gain on financial instruments of $14,588for the three months ended March 31, 2011.

Net loss. We had a net loss of $388,746 for the three months ended March 31, 2012, and $176,786 for the three months ended March 31, 2011. The increase of net loss was primarily due to the increased administrative expenses, the increased materials and cost to the production and the increased promotional cost.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow generated from investing and financing. Net cash provided by investing and financing activities during the three months ended March 31, 2012 was$77,972 and$66,314,respectively, which was mainly attributable to the proceeds from affiliated (related) companies. Our cash and cash equivalents were $89,093 as of March 31, 2012. We plan to secure bank loans to support our future projects. Our Chairman, the majority shareholder, has also promised to provide additional funds when needed. However, this promise is not a legally binding commitment.

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

Revenues from the sale of bottled water products are recognized when goods are delivered. The contractual terms of the purchase agreements dictate the recognition of revenues by us. We recognize revenue in accordance with SAB No. 104. Accordingly, four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and our customer jointly determine that the product has been delivered or no refund will be required.

Impairment of assets. Our policy is to periodically review and evaluate whether there has been a permanent impairment in the value of long-lived assets. Factors considered in this evaluation include current operating results, trends and anticipated undiscounted estimated future cash flows are less than the carrying value.

Allowances for accounts receivable. Our provisioning policy for bad and doubtful debt is based on the evaluation of collectability and aging analysis of accounts receivable and on management's judgment. We do not require collateral or other security to support client receivables. We conduct periodic reviews of our clients' financial condition and customer payment practices to minimize collection risks on accounts receivable. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. As of March 31, 2012, we had made $773,539 allowance for doubtful debts.

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

ITEM 3.QUANTITATIVE and QUALITATIVE DISCLOSURES about MARKET RISK.

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

Material Weaknesses identified Prior to Fiscal 2011

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
(iii) (iv)

the unaudited consolidated financial statements contained in our quarterly report on Form 10-QSB for the quarterly period ended March 31, 2005 (the “March 31, 2005 10-QSB”), filed with the SEC on May 24, 2005;

the unaudited consolidated financial statements contained in our quarterly report on Form 10-QSB for the quarterly period ended March 31, 2005 (the “March 31, 2005 10-QSB”), filed with the SEC on August 15, 2005;

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

Gain on disposal of XY

As previously disclosed in our 2004 10-KSB, including amendments thereto, and comparative figures in our 2005 10-KSB, we recorded a gain on disposal of $2,029,720 in 2004 for the disposal of our 90% attributable interest in Xian Yang Bai Sheng Water Purifying Company Limited (“XY”) to True Global Limited (“TGL”), an independent party, at a consideration of $4,130,435 (RMB34.2 million). The disposal was made pursuant to a tri-party framework agreement between Evergreen Asset Group Limited (“EGAG”), TGL and Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) in which EGAG transferred 90% of its equity interest in XY to TGL while GDXS continued to own 10% of its equity interest in XY. The transaction was consummated on October 26, 2004 and the gain represents the difference between the disposal proceeds and our share of net assets of XY at the date of disposal. In the same year, we also recognized an amount of $9,115,942 for the construction revenue of XY using the percentage-of-completion method, estimated costs and claim recognition for construction contracts. The amount accounted for 97% of our total revenue in 2004.

In the previously filed 2004 10-KSB, as amended to date, and comparative figures in our previously filed 2005 10-KSB, the accounting treatment for the construction revenue of XY does not comply with SOP 81-1 or EITF 00-21. As a result, we will file an amendment to the 2004 10-KSB and 2005 10-KSB with adjusted disclosure to record the transaction as part of the gain on the disposal of the XY subsidiary rather than as revenue from construction of wastewater treatment plant. As such our adjusted total revenue for the fiscal year ended December 31, 2004 was $250,571 and the adjusted gain on disposal of interest in a subsidiary - XY was $5,220,299. Due to the same reason, account receivable from TGL amounted to $9,416,039 as of December 31, 2004 will be reclassified to prepayment, deposits and other receivables in our upcoming amendment to the 2004 10-KSB, comparative figures in this amendment to the 2005 10-KSB and comparative figures in the upcoming or recently filed amendments to the March 31, 2005 10-QSB and September 30, 2005 10-QSB.

Group reorganization

In Note 2(ii) and 2(iii) to the consolidated financial statements contained in the previously filed 2004 10-KSB and 2005 10-KSB and Note 2 to the consolidated financial statements contained in the previously filed March 31, 2005 10-QSB, March 31, 2005 10-QSB, September 30, 2005 10-QSB and March 31, 2006 10-QSB, we disclosed group reorganization transactions. Pursuant to rules promulgated by the SEC, the merger or acquisition of a private operating company into a non-operating public shell corporation with nominal net assets is considered a capital transaction, rather than a business combination. As such, no disclosures are required under FAS 141 because the transactions described were not business combinations. For accounting purposes, the transaction has been treated as a reverse acquisition and a recapitalization, and pro-forma information is not presented. Accordingly, the upcoming amendments to the 2004 10-KSB, this amendment to the 2005 10-KSB, and the recent or upcoming amendments to the March 31, 2005 10-QSB, March 31, 2005 10-QSB, September 30, 2005 10-QSB and March 31, 2006 10-QSB will not include references to the group reorganization transactions throughout the financial statements. We will also restate the common stock immediately after the recapitalization to $100,000 in the upcoming amended March 31, 2005 10-QSB and have done so in the recent amended March 31, 2005 10-QSB.

Reclassification of April warrants

In our previously filed 2005 10-KSB, March 31, 2005 10-QSB and March 31, 2006 10-QSB, we recorded as equity the warrants issued as part of the units sold in our April 2005 convertible debt issuance. Under EITF No. 00-19, the fair value of these warrants should be reported as a liability. Pursuant to the Warrant Agreement, because there is currently no effective registration statement covering the shares of common stock underlying these warrants, these warrants are currently subject to a cashless exercise whereby the warrant holders may surrender their warrants to the company in exchange for shares of common stock. The number of shares of common stock into which a warrant would be exchangeable in such a cashless exercise depends on both the exercise price of the warrants and the market price of the common stock, each at or near the time of exercise. Because both of these factors are variable, it is possible that the company could have insufficient authorized shares to satisfy a cashless exercise. In this scenario, if the company were unable to obtain shareholder approval to increase the number of authorized shares, the company could be obligated to settle such a cashless exercise with cash rather than by issuing shares of common stock. Further, EITF No. 00-19 requires that we record the potential settlement obligation at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through our statement of operations. We will continue to report the potential settlement obligation as a liability until such time as the warrants are exercised or expire or we are otherwise able to modify the warrant agreement to remove the provisions which require this treatment. In addition to this restatement of our 2005 10-KSB, we will restate our March 31, 2005 10-QSB and our March 31, 2006 10-QSB to reclassify the April 2005 warrants as a liability.

April and September 2005 Private Placements—non-cash financing charges

In our March 31, 2005 10-QSB, we did not record any non-cash financing charges and in our September 30, 2005 10-QSB, as amended to date, we did not properly record the non-cash financing charges. Non-cash financing charges represent the amount by which the fair value of derivative liabilities issued exceeds the amount of proceeds received, as an expense at the date of issuance of the April convertible debenture and the September private placement. We will restate our March 31, 2005 10-QSB and our September 30, 2005 10-QSB to record the non-cash financing charges, which represent the amount by which the fair value of derivative liabilities issued exceeds the amount of proceeds received, as an expense at the date of issuance of the April convertible debenture and the September private placement. As a result of the recording of non-cash financing charges, certain expenses which were previously recorded under general and administrative expenses in our September 30, 2005 10-QSB will be reclassified under non-cash financing charges.

April 2005 Private Placements—unrealized gains or losses in financial instruments

In our March 31, 2005 10-QSB and our September 30, 2005 10-QSB, as amended to date, we did not record properly the unrealized gains or losses in financial instruments, which represent the change in fair market value of the financial instruments at each reporting date for the April warrants and the bifurcated conversion feature for the convertible debenture. The unrealized gains or losses in financial instruments should have been reported in those filings. We will restate the March 31, 2005 10-QSB and September 30, 2005 10-QSB, as amended to date, to record the unrealized gains or losses in financial instruments which represent the change in fair market value of the financial instruments at each reporting date for the April warrants and the bifurcated conversion feature for the convertible debenture.

Interest in associate

In our March 31, 2005 10-QSB and our September 30, 2005 10-QSB, as amended to date, the comparative figures for our interest in associate as of December 31, 2004 were recorded based on an effective percentage of equity attributable to the group of 31.5% instead of a direct interest of 35%. We will restate the comparative figures for our interest in associate as of December 31, 2004 in the March 31, 2005 10-QSB and September 30, 2005 10-QSB to include our interest in associate based on a direct interest of 35%.

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

Steps Undertaken with respect to Material Weaknesses Prior to 2011

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

We have communicated with our auditors, Canuswa Accounting & Tax Services Inc. and concluded that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” established by the Public Company Accounting Oversight Board, or PCAOB.

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
2.

modify the mandate of our internal audit function to place greater emphasis on the adequacy of, and compliance with, procedures relating to internal controls over US GAAP financial reporting and engage an experience accountant familiar with USGAAP which is not affiliated with Canuswa Accounting & Tax Services Inc., to assist our accounting department and internal audit function in the preparation of our US GAAP consolidated financial statements;

3.	recruit an accounting staff member with US GAAP expertise and who is not affiliated with Canuswa Accounting & Tax Services Inc.; and
4.

engage an internationally recognized accounting firm, which is not affiliated with ,Canuswa Accounting & Tax Services Inc., to provide us with technical advice on US GAAP matters and SEC disclosure requirements on an ongoing basis.

We have fully implemented items 1, 2, and 3, while item 4 remains in the planning stage.

Our board of directors discussed the matters disclosed in this filing with the registrant’s independent accountant. On September 25, 2006, we filed a current report on Form 8-K relating to these matters, including a response from our independent account relating to the statements contained therein.

Other than those disclosed above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the first quarter of our 2011 fiscal year.

Material Weaknesses as at March 31, 2012

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

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act,  management has conducted an assessment, including testing, using the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

CHINA WATER GROUP, INC.
(Registrant)

Dated: August 31, 2015	By: /s/ Wenge Fang
Wenge Fang,
Chief Executive Officer

Dated: August 31, 2015	By: /s/ Ding Rencai
Ding Rencai,
Chief Financial Officer