Form 10-Q
period 2012-06-30
China Water Group, Inc.
filed 2015-09-02
CIK 1083459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 169,133,450 shares of common stock, par value $.0001 per share, as of June 30, 2012.

Transitional Small Business Disclosure Format (Check one). Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA WATER GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

(UNAUDITED)

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2012

CHINA WATER GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
Assets	2012	2011
Current assets:	(Unaudited)	(Audited)
Cash and cash equivalents	$ 74,608	$ 157,955
Accounts receivable, net of allowance for doubtful accounts of $774,027 and $746,439 as of June 30, 2012 and December 31, 2011, respectively	78,910	40,099
Inventory	247,359	243,404
Due from related company	-	101,138
Other current assets	179,287	30,515
Total current assets	580,164	573,111
Property, plant and equipment, net	840,418	988,380
Intangible assets, net	212,368	216,185
Goodwill	6,256,947	6,167,114
Total assets	$ 7,889,898	$ 7,944,790
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$ 212,870	$ 155,954
Due to shareholders	275,718	326,683
Due to related companies	609,138	288,555
Due to affiliated companies	2,124,259	2,110,848
Other current liabilities	1,990,242	1,825,385
Total current liabilities	5,212,228	4,707,425
Long-term liabilities
Long-term bank loan	2,280,960	2,361,000
Total long-term liabilities	2,280,960	2,361,000
Total liabilities	7,493,188	7,068,425
Equity
Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 169,133,450 and 169,133,450shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	169,133	169,133
Additional paid-in capital	12,051,782	12,051,782
Accumulated deficit	(13,632,005)	(13,126,728)
Accumulated other comprehensive income	2,297,578	2,230,131
Total stockholders' equity	886,488	1,324,318
Non-controlling interest	(489,779)	(447,953)
Total equity	396,709	876,365
Total liabilities and equity	$ 7,889,897	$ 7,944,790

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011

Sales	$ 197,795	$ 79,334	$ 287,349	$ 122,709

Cost of sales	101,952	51,336	167,900	84,555

Gross profit	95,843	27,998	119,449	38,154

Operating expenses:
Selling and distribution expenses	45,848	37,951	76,776	72,433
General and administrative expenses	160,370	70,240	496,642	236,942

Total operating expenses	206,218	108,191	573,418	309,375

Loss from operations	(110,375)	(80,193)	(453,969)	(271,221)

Other income (expense):
Interest expense	(44,986)	(644)	(90,749)	(610)
Gain on financial instruments	-	10,584	-	25,172
Other expenses	199	(1,819)	820	(1,996)

Total other income (expense)	(44,787)	8,121	(89,929)	22,566

Loss before income taxes	(155,162)	(72,072)	(543,898)	(248,655)

Provision for income taxes	346	281	356	484

Net loss	(155,508)	(72,353)	(544,254)	(249,139)
Less: net loss attributable to noncontrolling interest	(13,764)	(5,514)	(38,977)	(18,998)
Net loss attributable to China Water Group, Inc.	$ (141,744)	$ (66,839)	$ (505,277)	$ (230,141)

Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Basic	169,133,450	169,133,450	169,133,450	165,024,334
Diluted	169,133,450	169,133,450	169,133,450	165,024,334

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net loss	(155,508)	(72,353)	(544,254)	(249,139)

Other comprehensive income
Foreign currency translation adjustment	5,882	135,992	64,598	204,431

Total other comprehensive income	5,882	135,992	64,598	204,431

Total Comprehensive income (loss)	(149,626)	63,639	(479,656)	(44,708)

Less: comprehensive loss attributable to the noncontrolling interest	(14,086)	(10,724)	(41,826)	(26,784)
Comprehensive income (loss) attributable to China Water Group, Inc.	(135,540)	74,363	(437,830)	(17,924)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(544,254)	$(249,139)
Adjustments to reconcile net income to net cash provided by (used in)
Operating activities:
Depreciation and amortization	185,451	57,588
Provision for bad debt	4,136	-
Gain on financial instruments	-	(25,172)
Changes in operating assets and liabilities :
Accounts receivable	(61,398)	(31,496)
Inventory	(2,409)	(6,834)
Other current assets	(129,858)	(21,741)
Accounts payable and Accrued expenses	55,922	(1,758)
Income tax payable	66	-
Other current liabilities	161,598	15,698
Total adjustments	213,508	(13,715)
Net cash provided used in operating activities	(330,746)	(262,854)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(26,030)	-
Acquisition of intangible assets	-	(635)
Due from related company	101,774	-
Net cash used in investing activities	75,744	(635)

Cash flows from financing activities:
Due to shareholders	(53,037)	30,622
Due to related companies	318,728	262,788
Long-term borrowing	(95,033)	-
Net cash provided by financing activities	170,658	293,410

Effect of foreign currency translation on cash and cash equivalents	997	785
Net increase in cash and cash equivalents	(83,347)	30,706
Cash and cash equivalents - beginning	157,955	23,873
Cash and cash equivalents - ending	$74,608	$54,579

Supplemental schedule of non-cash activities:
Issuance of common stock pursuant to conversion of other payables for acquisition of a subsidiary	-	5,950,000

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

In January, 2009, the Company sold 100% of the equity interest in Evergreen to Whole Treasure Investment Ltd. at a total consideration of RMB 19,000,000 (approximately $2,784,450). After completing the transfer formalities, the Company no longer holds any share in Evergreen. As of June 30, 2012, the receivable for disposal of Evergreen was $0.

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

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from June 30, 2012 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. (See Note17)

INTERIM FINANCIAL STATEMENTS

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

NOTE 3 – INVENTORY

Inventory as of June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011

Raw materials	$ 132,118	$ 101,620
Finished goods	115,241	141,784
Total	$ 247,359	$ 243,404

NOTE 4 – OTHER CURRENT ASSETS

	June 30,	December 31,
	2012	2011

Prepayments to vendors	$ 96,629	$ 16,891
Other receivables	82,658	13,624
Total	$ 179,287	$ 30,515

Other current assets consisted mainly of prepayments to vendors for goods and services, rent deposit and petty cash for employees. The balance of other current assets as of June 30, 2012 and December 31, 2011 was $179,287 and $30,515,respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net as of June 30, 2012 and December 31, 2011 consists of the following:

	June 30, 2012	December 31, 2011

Office equipment	$ 45,390	$ 41,382
Furniture and fixtures	1,191	4,304
Motor vehicles	354,690	352,317
Building and structure	263,549	261,885
Bottled water production equipment	899,221	868,412
Subtotal	1,564,041	1,528,300
Less: accumulated depreciation	731,817	548,062

Construction in progress	8,194	8,142
Total	$ 840,418	$ 988,380

Depreciation expense for the three months ended June 30, 2012 and 2011 was $18,102 and $31,244, respectively, and for the six months ended June 30, 2012 and 2011 was $36,163 and $55,099, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets at June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2011

Rights to use land	$ 217,017	$ 238,734
Less: accumulated amortization	4,649	22,549
Total	$ 212,368	$ 216,185

Amortization expense for the three months ended June 30, 2012 and 2011 was $1,210 and $1,309, and for the six months ended June 30, 2012 and 2011 was $2,406 and $2,489, respectively.

NOTE 7 - GOODWILL

On January 23, 2008, the Company completed its acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited for a consideration of $13.45 million. Goodwill, which is equal to the excess of cost over the fair value of acquired assets, has been recorded in conjunction with the acquisition. Goodwill is accounted for in accordance with ASC 350 (formerly SFAS 142). Under ASC 350, goodwill is not amortized and is subject to impairment test, at least annually, when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The test of goodwill impairment consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The Company estimates the fair value of the reporting unit using a discounted cash flow (“DCF”) model. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 450-10 (formerly SFAS No 141(R)), “Business Combinations”. After recognizing an impairment loss of $7,499,608 at December 31, 2010, the adjusted balance of goodwill at June 30, 2012 was as follows:

Balance as of December 31, 2011	$ 6,167,114
Foreign currency exchange adjustment	89,833
Adjusted balance as of June 30, 2012	$ 6,256,947

NOTE 8 –ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2011
Accounts payable	$ 207,318	$ 150,437
Accrued expenses	5,552	5,517
Total	$ 212,870	$ 155,954

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities as of June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2011
City maintenance construction tax and value added tax	$ 31,987	$ 26,116
Contribution for employee welfare plan	40,310	43,444
Customer deposits	163,264	159,809
Registration right liability	1,324,735	1,324,735
Other payables	429,945	271,281
Total	$ 1,990,242	$ 1,825,385

NOTE 10 – DUE TO RELATED COMPANIES

As of June 30, 2012 and December 31, 2011, the balance due to related companies was $609,138and $288,555, respectively. This balance represents financing obtained from Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) and Beijing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”) in which Mr. Pu, the Chairman of the Board, has equity interests. All amounts are non-interest-bearing, unsecured and repayable on demand.

NOTE 11– DUE TO AFFILIATED COMPANIES

As of June 30, 2012 and December 31, 2011, the balance due to affiliated companies was $2,124,259and $2,110,848, respectively. This balance represents financing obtained from Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”). All amounts are non-interest-bearing, unsecured and repayable on demand.

NOTE 12 –LONG-TERM BANK LOAN

The Company’s short term bank loans consisted of the follows:

	June 30,	December 31,
	2012	2011
The interest rate is a variable rate equal to 15% per annum above the floating base interest for loans of the same term promulgated by the People’s Bank of China. The average annual interest rate for the year ended December 31, 2012 was approximately 7.65%. The loan was designated to finance the operation of the Company.	$2,280,960	$2,361,000
Total	$ ....2,280,960	$2,361,000

NOTE 13 – INCOME TAXES

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiaries, which solely operate in the PRC. As the Company is a U.S. holding company, it did not generate any revenues for the six months ended June 30, 2012 and 2011, and therefore there was no income tax provision or benefit for U.S. income tax purpose.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC and are subject to statutory income tax rate of 25%. For the six months ended June 30, 2012 and 2011, the income tax provision for the Company was $356, and $484, respectively.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net loss attributable to CHWG	$ (141,744)	$ (66,839)	$ (505,277)	$ (230,141)

Weighted average common shares	169,133,450	169,133,450	169,133,450	165,024,334
(denominator for basic
income per share)
Effect of dilutive securities:	-	-	-	-

Weighted average common shares	169,133,450	169,133,450	169,133,450	165,024,334
(denominator for diluted
income per share)
Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

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

NOTE 16 – RISK OF CONCENTRATIONS IN SALES AND PURCHASES

One major vendor accounted for approximately 35% and 87% of the Company’s cost for purchases for the six months ended June 30, 2012 and 2011, respectively. Total purchases from the vendor were $44,690and $20,316 for the six months ended June 30, 2012 and 2011, respectively.

Two major customers accounted for approximately31% or $124,622 For the six months ended June 30, 2012 and no single customer accounted for more than 10% For the six months ended June 30, 2011 of the Company’s sales

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions which hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

NOTE 17 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is the supplemental information relating to the consolidated statements of cash flows:

	For the Six Months Ended June 30,
	2012	2011
Cash paid for interest	$ (90,749)	$ -
Cash paid for income taxes	$ 356	$ 484

NOTE 18 – SUBSEQUENT EVENT

BeijingJiuqiannian Trading Company Ltd., the subsidiary of Guangzhou Xinchen Water Company had a cancellation of registration at July 15, 2014.

On the September 30, 2011, Guangzhou Xinchen Water Co., a subsidiary of the Company and China Construction Bank Co., Ltd. Guangzou Liwan Sub-branch, signed an RMB 15 million ($2.37 million) loan agreement (the “Loan Agreement”). The Loan Agreement specifies the loan term as three years commencing from October 9, 2011, a variable loan interest rate of equal to the benchmark interest rate of People’s Bank of China as in effect from time to time (currently 6.65%) plus 15% resulting in a current rate of 7.65%. The loan proceeds will be used for the Registrant’s working capital needs to expand its bottled water operations. On May, 2014, this loan was repaid in full.

On the November 12, 2014, Guangzhou Xinchen Water Co., a subsidiary of the Company and China Construction Bank Co., Ltd. Guangzou Liwan Sub-branch, signed an RMB 9.5 million ($1.55 million) loan agreement (the “Loan Agreement”). The Loan Agreement specifies the loan term as two years and the annual interest rate in 6.9% commencing from On the November 12, 2014. The loan proceeds will be used for the Registrant’s working capital needs to expand its bottled water operations.

On the August 29, 2014, Guangzhou Xinchen Water Co., a subsidiary of the Company and Qianhai Equity trading center(Shenzhen) Co., ltd , signed an RMB 10 million ($1.65 million) loan agreement (the “Loan Agreement”). The Loan Agreement specifies the loan term as two years and the annual interest rate in 12.5% commencing from On the November 12, 2014. The loan proceeds will be used for the Registrant’s working capital needs to expand its bottled water operations

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

RESULTS OF OPERATIONS

Quarter Ended June 30, 2012 vs. Quarter Ended June 30, 2011

Total revenue. We reported total revenue of $197,795for the three months ended June 30, 2012 which increased by approximately $118,461 or 149% as compared to $79,334 for the three months ended June 30, 2011. After the year 2009 the Company reassessed its sales policy then approved more suitable channels of distribution for its bottled water.

After nearly 3 years our product promotion and cultivation of sales channels until 2012, the Company has obtained more new areas and customers to increase its sales volume. The increased sales volume mainly resulted in the increased revenues.

Cost of revenue. Our total cost of revenue increased by $50,617 approximately 99% from $51,335 for the three months ended June 30, 2011 to $101,952 for the three months ended June 30,2012. This was primarily due to the increased sales volume.

Gross profit. Gross profit, as a percentage of total revenue for the three months ended June 30, 2012 and 2011, was approximately48% or $95,843 as compared to 35% or $27,998. Increased gross margins were mainly due to the decreased unit cost due to increased production volume.

Operating expenses. Our total operating expenses for the three months ended June 30, 2012 and 2011 were $206,218 and $108,191, respectively. The principal components of operating expenses were selling and distribution expenses, administrative salaries and benefits, depreciation and amortization, travel expense, rental expense and other general administration cost. An increase in operating expenses for the three months ended June 30, 2012 of $98,027 as compared to the three months ended June 30, 2011was primarily due to the increasing of administrative expenses during second quarter of 2012.

Unrealized gain on financial instruments. Unrealized gains or losses on financial instruments represent the change in the fair market value of the financial instruments at each reporting date. The unrealized gain on financial instruments for the three months ended June 30, 2012 was $0. There was an unrealized gain on financial instruments of $10,584for the three months ended June 30, 2011.

Net loss. We had a net loss of $155,508 for the three months ended June 30, 2012, and $72,353 for the three months ended June 30, 2011.The increase of net loss was primarily due to the increased administrative expenses, the increased materials and cost to the production and the increased promotional cost.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash from operations and cash flow generated from investing and financing. Net cash provided by investing and financing activities during the three months ended June 30, 2012 was $75,744 and $170,658respectively, which was mainly attributable to the proceeds from affiliated (related) companies. Our cash and cash equivalents were $74,608 as of June 30, 2012. We plan to secure bank loans to support our future projects. Our Chairman, the majority shareholder, has also promised to provide additional funds when needed. However, this promise is not a legally binding commitment.

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

Allowances for accounts receivable. Our provisioning policy for bad and doubtful debt is based on the evaluation of collectibility and aging analysis of accounts receivable and on management's judgment. We do not require collateral or other security to support client receivables. We conduct periodic reviews of our clients' financial condition and customer payment practices to minimize collection risks on accounts receivable. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. As of June 30, 2012, we had made $774,027 allowance for doubtful debts.

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

Other than those disclosed above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the second quarter of our 2011 fiscal year.

Material Weaknesses as at June 30, 2012

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

CHINA WATER GROUP, INC.
(Registrant)

Dated: September 1, 2015	By: /s/ Wenge Fang
Wenge Fang,
Chief Executive Officer

Dated: September 1, 2015	By: /s/ Ding Rencai
Ding Rencai,
Chief Financial Officer