Form 10-Q
period 2012-09-30
China Water Group, Inc.
filed 2015-09-09
CIK 1083459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 169,133,450 shares of common stock, par value $.0001 per share, as of September 30, 2012.

Transitional Small Business Disclosure Format (Check one).  Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

CHINA WATER GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012 AND 2011

(UNAUDITED)

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

CHINA WATER GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
Assets	2012	2011
Current assets:	(Unaudited)	(Audited)
Cash and cash equivalents	$ 66,982	$ 157,955
Accounts receivable, net of allowance for doubtful accounts of $772,561 and $746,439 as of September 30, 2012 and December 31, 2011, respectively	57,384	40,099
Inventory	208,005	243,404
Due from related company	-	101,138
Other current assets	158,032	30,515
Total current assets	490,403	573,111
Property, plant and equipment, net	822,258	988,380
Intangible assets, net	210,649	216,185
Goodwill	6,229,998	6,167,114
Total assets	$ 7,753,306	$ 7,944,790
Liabilities
Current liabilities:
Accounts payable and accrued expenses	222,326	155,954
Due to shareholders	265,006	326,683
Due to related companies	669,550	288,555
Due to affiliated companies	2,120,236	2,110,848
Other current liabilities Warrant liability	1,953,410	1,825,385
Total current liabilities	5,230,528	4,707,425
Long-term liabilities
Long-term bank loan	2,229,210	2,361,000
Total long-term liabilities	2,229,210	2,361,000
Total liabilities	7,459,738	7,068,425
Equity
Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized, 169,133,450 and 169,133,450 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	169,133	169,133
Additional paid-in capital	12,051,782	12,051,782
Accumulated deficit	(13,707,903)	(13,126,728)
Accumulated other comprehensive income	2,278,032	2,230,131
Total stockholders' equity	791,044	1,324,318
Non-controlling interest	(497,475)	(447,953)
Total equity	293,569	876,365
Total liabilities and equity	$ 7,753,307	$ 7,944,790

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011

Sales	$ 254,161	$ 137,189	$ 541,510	$ 259,898

Cost of sales	134,205	71,578	302,105	156,133

Gross profit	119,956	65,611	239,405	103,765

Operating expenses:
Selling and distribution expenses	51,418	36,841	128,194	109,274
General and administrative expenses	106,405	145,557	603,047	382,499

Total operating expenses	157,823	182,398	731,241	491,773

Loss from operations	(37,867)	(116,787)	(491,836)	(388,008)

Other income (expense):
Interest expense	(46,172)	607	(136,921)	(3)
Gain on financial instruments	-	7,497	-	32,669
Other expenses	(428)	(3,341)	392	(5,337)

Total other income (expense)	(46,600)	4,763	(136,529)	27,329

Loss before income taxes	(84,467)	(112,024)	(628,365)	(360,679)

Provision for income taxes	38	907	394	1,391

Net loss	(84,505)	(112,931)	(628,759)	(362,070)
Less: net loss attributable to noncontrolling interest	(8,607)	(9,580)	(47,584)	(28,578)
Net loss attributable to China Water Group, Inc.	$ (75,898)	$ (103,351)	$ (581,175)	$ (333,492)

Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Basic	169,133,450	169,133,450	169,133,450	166,409,091
Diluted	169,133,450	169,133,450	169,133,450	166,409,091

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net loss	$ (84,505)	$ (112,931)	$ (628,759)	$ (362,070)

Other comprehensive income
Foreign currency translation adjustment	(18,635)	121,170	45,963	325,601

Total other comprehensive income	(18,635)	121,170	45,963	325,601

Total Comprehensive income (loss)	(103,140)	8,239	(582,796)	(36,469)

Less: comprehensive loss attributable to The noncontrolling interest	(7,696)	(14,374)	(49,522)	(41,158)
Comprehensive income (loss) attributable to China Water Group, Inc.	$ (95,444)	$ 22,613	$ (533,274)	$ 4,689

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(628,759)	$(362,070)
Adjustments to reconcile net income to net cash provided by (used in)
Operating activities:
Depreciation and amortization	205,409	90,500
Provision for bad debt	4,133	-
Gain on fair value of derivative instruments	-	(32,669)
Changes in operating assets and liabilities :
Accounts receivable	(39,955)	(70,263)
Inventory	36,523	15,841
Other current assets	(108,830)	48,378
Accounts payable and Accrued expenses	65,753	40,057
Income tax payable	113	-
Other current liabilities	125,829	33,121
Total adjustments	288,975	124,965
Net cash provided used in operating activities	(339,784)	(237,105)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(52,702)	(105,863)
Acquisition of intangible assets	24,511	(524)
Due from related company	101,704	-
Net cash used in investing activities	73,513	(106,387)

Cash flows from financing activities:
Due to shareholders	(63,202)	52,473
Due to related companies	380,145	298,820
Long-term borrowing	(142,452)	-
Net cash provided by financing activities	174,491	351,293

Effect of foreign currency translation on cash and cash equivalents	807	876
Net increase in cash and cash equivalents	(90,973)	8,677
Cash and cash equivalents - beginning	157,955	23,873
Cash and cash equivalents - ending	$66,982	$32,550

Supplemental schedule of non-cash activities:
Issuance of common stock pursuant to conversion of other payables for acquisition of a subsidiary	-	5,950,000

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

On January 23, 2008, the Chinese government approved China Water Group Inc.’s acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited. Guangzhou Xinchen Water Company Limited owns 100% equity interest of Aba Xinchen Dagu Glacier Spring Co., Limited. The acquisition was completed for a consideration of $13.45 million, of which $7.5 million was paid in cash, and the remaining $5.95 million will be paid in the future.  The primary reason for the acquisition was to enter into the bottled water industry.  The Company recorded a liability of $5.95 million, which represented the fair value of stock calculated based on US$ 0.2 per share, with reference to contemporaneous prices of the Company’s common stock on the Pink Quote, with total of 29.75 million shares.   Approximately $13 million of the purchase price of $13.45 million was assigned to goodwill as the net asset of Aba Xinchen Dagu Glacier Spring Co., Limited. was minimum at the acquisition date (see Note 7). On January 26, 2011, the Company issued 29.75 million shares of its common stock to Fortune Luck Global International Limited to settle the $5.95 million remaining purchase price incurred for the acquisition.

In January, 2009, the Company sold 100% of the equity interest in Evergreen to Whole Treasure Investment Ltd. at a total consideration of RMB 19,000,000 (approximately $2,784,450). After completingthe transfer formalities, the Company no longer holds any share in Evergreen. As of September 30, 2012, the receivable for disposal of Evergreen was $0.

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

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from September 30, 2012 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. (See Note17)

INTERIM FINANCIAL STATEMENTS

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

NOTE 3 – INVENTORY

Inventory as of September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011

Raw materials	$ 132,062	$ 101,620
Finished goods	75,943	141,784
Total	$ 208,005	$ 243,404

NOTE 4 – OTHER CURRENT ASSETS

	September 30,	December 31,
	2012	2011
Prepayments to vendors	$ 77,469	$ 16,891
Other receivables	80,563	13,624
Total	$ 158,032	$ 30,515

Other current assets consisted mainly of prepayments to vendors for goods and services, rent deposit and petty cash for employees. The balance of other current assets as of September 30, 2012 and December 31, 2011 was $158,032and $30,515, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net as of September 30, 2012 and December 31, 2011 consists of the following:

	September 30, 2012	December 31, 2011

Office equipment	$ 47,996	$ 41,382
Furniture and fixtures	1,189	4,304
Motor vehicles	354,129	352,317
Building and structure	263,050	261,885
Bottled water production equipment	921,374	868,412
Subtotal	1,587,738	1,528,300
Less: accumulated depreciation	773,658	548,062

Construction in progress	8,178	8,142
Total	$ 822,258	$ 988,380

Depreciation expense for the three months ended September 30, 2012 and 2011 was $18,054 and $33,749, respectively, and for the nine months ended September 30, 2012 and 2011 was $54,217 and $86,849, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets at September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012	December 31, 2011

Rights to use land	$ 215,313	$ 238,734
Less: accumulated amortization	4,664	22,549
Total	$ 210,649	$ 216,185

Amortization expense for the three months ended September 30, 2012 and 2011 was $1,216 and $1,162, and for the nine months ended September 30, 2012 and 2011 was $3,622 and $3,651, respectively.

NOTE 7 - GOODWILL

On January 23, 2008, the Company completed its acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited for a consideration of $13.45 million. Goodwill, which is equal to the excess of cost over the fair value of acquired assets, has been recorded in conjunction with the acquisition. Goodwill is accounted for in accordance with ASC 350 (formerly SFAS 142). Under ASC 350, goodwill is not amortized and is subject to impairment test, at least annually, when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The test of goodwill impairment consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The Company estimates the fair value of the reporting unit using a discounted cash flow (“DCF”) model. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 450-10 (formerly SFAS No 141(R)), “Business Combinations”. After recognizing an impairment loss of $7,499,608 at December 31, 2010 the adjusted balance of goodwill at September 30, 2012 was as follows:

Balance as of December 31, 2011	$ 6,167,114
Foreign currency exchange adjustment	62,884
Adjusted balance as of September 30, 2012	$ 6,229,998

NOTE 8 –ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012	December 31, 2011
Accounts payable	$ 216,784	$ 150,437
Accrued expenses	5,542	5,517
Total	$ 222,326	$ 155,954

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities as of September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012	December 31, 2011
City maintenance construction tax and value added tax	$ 39,334	$ 26,116
Contribution for employee welfare plan	39,077	43,444
Customer deposits	172,561	159,809
Registration right liability	1,324,735	1,324,735
Other payables	377,703	271,281
Total	$ 1,953,410	$ 1,825,385

NOTE 10 – DUE TO RELATED COMPANIES

As of September 30, 2012 and December 31, 2011, the balance due to related companies was $669,550and $288,555, respectively. This balance represents financing obtained from Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) and Beijing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”) in which Mr. Pu, the Chairman of the Board, has equity interests. All amounts are non-interest-bearing, unsecured and repayable on demand.

NOTE 11– DUE TO AFFILIATED COMPANIES

As of September 30, 2012 and December 31, 2011, the balance due to affiliated companies was $2,120,236and $2,110,848, respectively. This balance represents financing obtained from Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”). All amounts are non-interest-bearing, unsecured and repayable on demand.

NOTE 12 –LONG-TERM BANK LOAN

The Company’s short term bank loans consisted of the follows:

	September30,	December 31,
	2012	2011
The interest rate is a variable rate equal to 15% per annum above the floating base interest for loans of the same term promulgated by the People’s Bank of China. The average annual interest rate for the year ended December 31, 2012 was approximately 7.65%. The loan was designated to finance the operation of the Company.	$ 2,229,210	$2,361,000
Total	$ 2,229,210	$2,361,000

NOTE 13 – INCOME TAXES

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiaries, which solely operate in the PRC. As the Company is a U.S. holding company, it did not generate any revenues for the nine months ended September 30, 2012 and 2011, and therefore there was no income tax provision or benefit for U.S. income tax purpose.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC and are subject to statutory income tax rate of 25%. For the nine months ended September 30, 2012 and 2011, the income tax provision for the Company was $394 and $1,391respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss attributable to CHWG	$ (75,898)	$ (103,351)	$ (581,175)	$ (333,492)

Weighted average common shares	169,133,450	169,133,450	169,133,450	166,409,091
(denominator for basic
income per share)
Effect of dilutive securities:	-	-	-	-

Weighted average common shares	169,133,450	169,133,450	169,133,450	166,409,091
(denominator for diluted
income per share)
Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

As the April Warrants and the September Warrants are anti-dilutive, they are being excluded from the calculation of diluted loss per share.

NOTE 15– EMPLOYEE WELFARE PLAN

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes monthly contributions of 12% of all employees' salaries to the employee welfare plan.

NOTE 16 – RISK OF CONCENTRATIONS IN SALES AND PURCHASES

One major vendor accounted for approximately28% and 56% of the Company’s cost for purchases for the nine months ended September 30, 2012 and 2011, respectively. Total purchases from the vendor were $ 51,659 and $34,271 for the nine months ended September 30, 2012 and 2011, respectively.

One major customer accounted for approximately10% or $55,08 for the nine months ended September 30, 2012 and 2011 and no single customer accounted for more than 10% for th e nine months ended September 30, 2011 of the Company’s sales.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions which hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

NOTE 17- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is the supplemental information relating to the consolidated statements of cash flows:

	For the Nine months ended September 30,
	2012	2011
Cash paid for interest	$ (136,921)	$ -
Cash paid for income taxes	$ 394	$ 1,391

NOTE 18– SUBSEQUENT EVENT

Beijing Jiuqiannian Trading Company Ltd., the subsidiary of Guangzhou Xinchen WaterCompany had a cancellation of registration at July 15, 2014.

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

RESULTS OF OPERATIONS

Quarter Ended September 31, 2012 vs. Quarter Ended September 31, 2011

Total revenue. We reported total revenue of $254,161for the three months ended September 31, 2012 which increased by approximately 116,972 or 85% as compared to $137,189 for the three months ended September 31, 2011.After the year 2009 the Company reassessed its sales policy then approved more suitable channels of distribution for its bottled water. After nearly 3 years our product promotion and cultivation of sales channels until 2012, the Company has obtained more new areas and customers to increase its sales volume. The increased sales volume mainly resulted in the increased revenues.

Cost of revenue. Our total cost of revenue increased by $62,627approximately 87% from $71,578 for the three months ended September 31, 2011 to $134,205 for the three months ended September 31,2012. This was primarily due to the increased sales volume.

Gross profit.  Gross profit, as a percentage of total revenue for the three months ended September 31, 2012 and 2011, was approximately 47% or $119,956 as compared to 48% or $65,611. Increased gross margins were mainly due to the decreased unit cost due to increased production volume.

Operating expenses. Our total operating expenses for the three months ended September 31, 2012 and 2011 were $157,823 and $182,398, respectively. The principal components of operating expenses were selling and distribution expenses, administrative salaries and benefits, depreciation and amortization, travel expense, rental expense and other general administration cost. A decrease in operating expenses for the three months ended September 31, 2012 of $24,575 as compared to the three months ended September 31, 2011 was primarily due to the reduction of administrative expenses during third quarter of 2012.

Unrealized gain on financial instruments. Unrealized gains or losses on financial instruments represent the change in the fair market value of the financial instruments at each reporting date. The unrealized gain on financial instruments for the three months ended September 31, 2012 was $0. There was an unrealized gain on financial instruments of $7,497for the three months ended September 31, 2011.

Net loss. We had a net loss of $84,505 for the three months ended September 31, 2012, and $112,931 for the three months ended September 31, 2011. The decrease of net loss was primarily due to the increased sales volume, the decreased cost to the production and the decreased promotional cost.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow generated from investing and financing. Net cash provided by investing and financing activities during the nine months ended September 31, 2012 was $73,513 and $174,491 respectively, which was mainly attributable to the proceeds due to affiliated (related) companies. Our cash and cash equivalents were $66,982 as of September 31, 2012. We plan to secure bank loans to support our future projects. Our Chairman, the majority shareholder, has also promised to provide additional funds when needed. However, this promise is not a legally binding commitment.

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

Allowances for accounts receivable. Our provisioning policy for bad and doubtful debt is based on the evaluation of collectability and aging analysis of accounts receivable and on management's judgment. We do not require collateral or other security to support client receivables. We conduct periodic reviews of our clients' financial condition and customer payment practices to minimize collection risks on accounts receivable. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. As of September 31, 2012, we had made $772,561 allowance for doubtful debts.

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

Recently issued accounting pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the fair value of the indefinite-lived intangible asset to measure the amount of actual impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

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

In order to address these material weaknesses our senior management is in the process of conducting a thorough review of our US GAAP financial reporting processes and will prepare and implement a US GAAP action plan. This plan will be designed to generally improve our US GAAP reporting processes and to strengthen our control processes and procedures in order to prevent a recurrence of the circumstances that resulted in the need to restate our quarterly financial statements. Our senior management intends to complete its review and implement a US GAAP action plan as soon as practicable. The US GAAP action plan will incorporate, among other matters, the following initiatives.

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

Other than those disclosed above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the third quarter of our 2011 fiscal year.

Material Weaknesses as at September 31, 2012

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

CHINA WATER GROUP, INC.
(Registrant)

Dated: September 9, 2015	By: /s/ Wenge Fang
Wenge Fang,
Chief Executive Officer

Dated: September 9, 2015	By: /s/ Ding Rencai
Ding Rencai,
Chief Financial Officer