Form 10-K
period 2012-12-31
China Water Group, Inc.
filed 2015-09-21
CIK 1083459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 000-26175

CHINA WATER GROUP, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0409151
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

SUITE7A01, BAICHENGBUILDING

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

Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012, was $597,492. The registrant has no non-voting common stock.

As of December 31, 2012, there were 169,133,450 shares of our common stock issued and outstanding.

EXPLANATORY NOTE

We, China Water Group, Inc., are filing this Annual Report on Form 10-K for the year ended December 31, 2012 during calendar 2012, as a step towards becoming current in our filing obligations under the Securities Exchange Act of 1934. We will endeavor to file additional periodic reports to become current in our filings as expeditiously as the limited size of our staff allows.

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in the Section of this report entitled “Risk Factors” and other documents we file from time to time with the Securities and Exchange Commission (‘SEC’), including the Quarterly Reports on Form 10-Q to be filed by us in the fiscal year 2012.

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

We also previously provided turn-key waste water treatment engineering design and contracting. from 2000 through 2008, we completed the following turn-key projects: Yongji Development Zone Wastewater Treatment Plant (Phase 1), Guangdong Nanhai City Jinsha Town Wastewater Treatment Plant, Guangdong SanshuiBaini Wastewater Treatment Plant and Guangzhou Yantang Wastewater Treatment Plant, Tianjin City Meichang Town Wastewater Treatment Plant,Yongji Development Zone Wastewater Treatment Plant (Phase 2), China Environment Industrial Park Wastewater Treatment Plant, Huangzhuang Industrial Park Wastewater Treatment Plant and Tian JinWuQing No.1 Waste Water Treatment Factory. We have left this business and no longer provide turn-key waste water services.

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

We also developed a BOT water treatment facility project in HaiYangCity under our subsidiary Hai Yang City Sheng Shi Environment Protection Company Limited (“HaiYang”) with capacity of 20,000 tons per day. We began construction of this project in April 2004 and completed the project and commenced water treatment in June 2005. We also developed another BOT water treatment facility project in Beijing under our subsidiary Bei Jing Hao Tai Shi Yuan Water Purifying Company Limited (“Beijing HaoTai”) with planned capacity of 20,000 tons per day. We began construction of this project in July 2004 completed approximately 90% till December, 2006. We retained a 90% interest in this facility until we disposed of it in December 2006 for a total consideration of US$1,442,567, and realized a gain of $44,872. In July 2005, we started construction of a BOT water treatment facility project for the Handan Fengfeng Mining Area in the HebeiProvince under our subsidiary Han Dan Cheng Sheng Water Affairs Company Limited (“HanDan”) with capacity of 33,000 tons per day. The project was completed in December 2007. The fees from these projects are expected to increase our net sales in the future. We are in the process of discontinuing our waste water engineering operations to concentrate on our bottled water operations and the presentation of our financial statements reflects that these assets relate to our “discontinued division”.

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

In March 2003, GDXS entered into a BOT agreement with Xian Yang City Environment Protection Bureau. The BOT agreement was later transferred to Xian Yang Bai Sheng Water Purifying Company Limited (“XianYang”), after XianYang was incorporated. The construction of the wastewater plant of XianYang started in the beginning of 2004. Due to the group reorganization in July 2004, 90% of GDXS’s interest in XianYang was transferred to EGAG. In October 2004, EGAG entered into a tri-party framework agreement with True Global Limited (“TGL”), an independent party and Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) for the disposal of its 90% interest in XianYang to TGL at a total consideration of $13,246,377. A gain on disposal of $5,220,299 was recorded in 2004 for the disposal of our entire 90% attributable interest in XianYang to TGL.  The gain represents the difference between the disposal proceeds and our share of net assets of XianYang at the date of disposal.

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

On November 7, 2006, China Evergreen Environmental Corporation changed its name to China Water Group, Inc. to reflect its focus on China’s water treatment and supply needs and on build-operate-transfer(BOT), Transfer-operate-transfer (TOT), and turnkey wastewater treatment facilities in China, at the same time, bottled water is considered.

On December 29, 2007, we entered into an Equity Transfer Agreement, pursuant to which we transferred a 58% out of our 90% interest in our subsidiary Guangdong Xinxingmei Water Affairs Co, Ltd. (“GXWA”) to Wenning Pu, a 10% minority shareholder of GXWA for RBM7,308,600 (approximately $1,000,000). After the transaction, our ownership of GXWA was reduced from 90% to 32% and Wenning Pu’s ownership of GXWA was increased from 10% to 68%. The proceeds of the sale will be used for our working capital.

On December 31, 2007, China Water Group Inc. signed a contract with Fortune Luck Global International Limited to acquire 90 percent of the equity interest of Aba XinchenDagu Glacier Spring Co., Limited through its subsidiary Guangzhou Xinchen Water Company. The consideration for the acquisition is $13.45 million dollars, of which $7.5 million will be paid in cash, and the remaining $5.95 million will be paid in our common stock.  As of November 20, 2009, we have paid a total  of $ 7.5 million cash, but hadn’t issued any shares towards the purchase price. Acquiring this asset has allowed us to enter the bottled water business with our own high quality water source.

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

BOTTLED WATER OPERATIONS

In 2007 we entered into an agreement with Fortune Luck Global International Limited to secure a high quality source of natural drinking water from the Dagu Glacier.  During the calendar years 2007 and 2008 we conducted a limited test market of bottled water in Guangzhou. Management was satisfied with the results and intended to expand this business to make it the main business of the Company in the future. At the beginning of 2008, we started developing the bottled water business. The Company established development and branding strategies for the bottled water business, managed to set up four regional sales centers in the cities of Shanghai, Beijing, Chengdu and Guangzhou, as part of the strategy to promote our products in China’s major cities. The May 12, 2008 earthquake in Sichuan, however, had a severe impact on our marketing efforts, as the earthquake damaged the roads between Aba, where our production is located, and Chengdu. The roads did not reopen until November 2011,,more than two years after the disaster of the earthquake in Sichuang. The public infrastructures are now reestablished and we are increasing our promotional effort so we anticipate that bottled water sales will increase in the future.

The Global Industry for Bottled Water.

According to Datamonitor , the global bottled water market reached a value of $61.0 billion in 2006 and was forecasted to have a value of $86.4 billion in 2012, an increase of 41.6%. In 2006, global volume of bottled water was 115.4 billion liters and was expected to be 174.2 billion liters in 2012, an increase of 51.0%. On a consumption per capita basis, United Arab Emirates holds the leading position with 260 liters of bottled water consumption per capita in 2007, followed by Mexico and Italy. The global average consumption per capita is 29 liters, but China consumes only approximately 14 liters of bottled water per capita. If China's consumption per capita grew to the global average of 29 liters, it would represent a 110% increase (or an additional 20 billion liters) in consumption of bottled water. If China's consumption per capita grew to the average consumption per capita of the top 10 countries, it would represent over a 1,000% increase (or an additional 184 billion liters) in consumption of bottled water.

The Chinese Bottled Water Industry.

According to Datamonitor in China, water resources per capita are only 28% of the world average. Compounding the lack of water resources, the State Environment Protection Administration of China estimated in 2007 that tap water in one-half of China's major cities was polluted by industrial chemicals and agriculture fertilizers. A large amount of wastewater is directly discharged into water bodies, and industrial wastewater treatment has not been completely established, resulting in serious water pollution problems. Safe drinking water is a priority in China, and given the lack of wastewater treatment plants, the drinking water issues are not likely to be solved in the near future. China's bottled water industry started to grow as drinking water quality in China began to deteriorate. According to Passport by Euromonitor International 2012, bottled water witnessed 8% volume growth in 2011, to 19.6 billion litres, and have a value of 59 billion RMB, an increase of 9.3%. From

2011 to 2015, a total volume CAGR of 6% is predicted for the forecast period. In 2015, the volume is expected to be 26 billion liters, and have a value of 67 billion RMB.

Industry Background

Bottled Water Markets. Management believes that the bottled water industry in PRC is in the stage of rapid and continuous growth and development. It plays a major role in solving water pollution problems and providing the public with safe and convenient drinking water. Rising concerns amongst consumers regarding health and with increasing promotional activities; the market shows huge potential for players.

Our Production Process

Raw water flows into water processing workshop through a stainless steel pipe.  After sand filtration, carbon filtration, membrane filtration and ozone sterilizing, the water is placed into containers. Then the water is poured into PET bottles automatically by an aseptic operation.  Then these filled PET products are packed and transported to the market.

Competition

We believe our main competitor in top level bottled water business is Evian, a French bottled water company, which entered China more than 15 years ago and occupied the largest share of the Chinese market for branded bottled water. Several other local brands of high level bottled water companies such as 5100, KunlunMountains, Parmir, recently entered the market and have relatively small market shares.  We are seeking companies that have access to a high quality water source within China to be acquired that will give us a further competitive advantage in the top level bottled water business.

Our Competitive Strengths

Key elements of our competitive strengths include:

Capital Resources  The bottled water business requires capital to build a marketing network and brand image in the targeted market. We believe we are capable of obtaining sufficient capital resources to fund our operation of the expanded bottled water business. We believe that additional capital are available to us on a time to time basis as we disposed of our remaining waste water treatment facilities.

High Quality Water Source  In 2007, the Company entered into a 50-year exclusive contract to use the Dagu Glacier spring water with the Aba Municipal Government of Sichuan province. According to the contract, during the first 10 years, we have the right to exclude any competitor from the water source. Glacier water is recognized worldwide as high quality water, rare and precious.

Market network  We place great emphasis on high quality bottled water marketing and brand building also concentrate more on technical research and development, and we have been building our bottled water market network in China’s principal cities such as Shanghai, Guangzhou Hangzhou and Chengdu, and have developed more than 300 distribution channels to sell our 9000-Year Old Glacier Spring Water. Our water is sold mainly in luxury hotels, restaurants, chain stores and supermarkets, chambers of commerce and beauty parlors.

Customers, Sales and Marketing

In our bottled water business, the customers include the retail stores and wholesale distributors. We target at such ultimate consumers as middle class and wealthy families, large companies and government offices as these consumers are less sensitive to price and willing to pay a premium for high quality water that is perceived to be safer.

Two major customers accounted for approximately 16% of the sales for the year ended December 31, 2012. Specifically, Guangzhou Sheng Ren Water Co. Ltd, and the Reception Department of Sichuan Heishui County accounted for approximately 7.5% and 8.5% of our sales, respectively.  The loss of either of these customers could have a material adverse effect on our operations.

Quality Control

We have established at the factory a department and laboratory facilities to ensure the high quality of our products. Specific procedures include testing at each stage such as water source, water treatment, bottling, packaging, and finished products to ensure our products are meeting all healthy water standards and the expectations of our customers.

Cooperative Partners and Suppliers for bottled Water

The following table sets forth our major suppliers of equipment and materials in bottled water:

Component, Raw Materials and Equipment	Our Major Suppliers
Bottle blowing machine	FogangGuozhu Blowing Equipment Co., Ltd

Racking machine	JiangsuXinMeixin Water Purifying Equipment Co.,Ltd

Air compressor	Nanjing Hengda Compressor Co.,Ltd

Packing machinery	Jiangsu XinMeichen Packing Machinery Co.,Ltd

Water treating equipment	ZhejiangDeqing Water Treating Co.,Ltd

Bottle base, top	Yibing PuLaisi Packing Material Co.,Ltd Chengdu PixianRongxin Plastic Products Co.,Ltd

Carton	Chengdu Rongshun Packing Co.,Ltd

Bottle bag, label	Guangzhou Huihua Package Printing Co., Ltd ChengduRongfa Non-woven Bag Packaging Factory

Bottled Water

We have entered into a 50-year  contract with ten year exclusivity expiring in 2017,to use the glacier spring water at the Aba area with the  Aba Municipal Government of Sichuan province. According to the contract, during the first 10 years, we have the right to exclude any competitor for the water source. Currently, we have established a bottling facility in the area, primarily for 350 ML and 500 ML bottled water. A 3L facility was completed the end of 2012.  Our current production capacity is 120 tons per day.  We intend to increase the capacity to 200 tons per day in the future. In addition to Aba, we are in the process of exploring new water sources

Intellectual Property

We are the only bottled water company in China that has registered with the State Industrial and Commercial Bureau our “9000-year”, “Dagu Glacier”, “Dagu” trademarks. And also we have registered the package patent with the State Intellectual Property Office of the PRC: (PRC Patent No. ZL 2006 20061617.5) applied on July 13,2006, declared effective on August 22,2007 with a duration of 10 years from the date of application.

Employees

As of December 31, 2012, we had 71employees, of whom 53 were in water bottling operations,13were engaged in sales, marketing and services, and 9, employees in accounting and administration. None of our employees is represented by a collective bargaining agreement, and we believe that we have satisfactory relations with our employees.

Regulation

The PRC’s numerous ongoing water reforms are moving toward a user-pay, market-driven sector. Legislation serves as the basis to regulate and enforce these reforms. The Water Resource Law amended and put into effect on October 1, 2002, significantly changes water resource management systems, water resource protection, water conservation, and legal responsibilities.

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

Since our subsidiaries, operations and significant assets are located in the PRC, shareholders may find it difficult to enforce a U.S. judgment against the assets of our company, our directors and executive officers. Our subsidiaries’ operations and significant assets are located in the PRC. In addition, all of our executive officers and our directors are non-residents of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for investors to affect service of process in the U.S., or to enforce a judgment obtained in the U.S. against us or any of these persons.

Our operations could be adversely affected by changes in the political and economic conditions in the PRC. The PRC is our main market and accounted for all of our revenue in 2012.  Therefore, we face risks related to conducting business in the PRC. Changes in the social, economic and political conditions of the PRC may adversely affect our business. Unfavorable changes in government policies, political unrest and economic developments may also have a negative impact on our operations.

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

Chong Liang Pu, our Chairman of the Board, is our controlling stockholder.  Chong Liang Pu, our Chairman of the Board owns 48,335,000 shares or 28.6% of the issued and outstanding shares of our company.  Due to his ownership of shares, Mr. Pu will be able to control the affairs of the Company for the foreseeable future.

Our license for our water source becomes non-exclusive in 2017.  We have a 50 year license for our glacier water source.  However the agreement provides for an exclusive period through 2017 only.  If additional entities are granted licenses to our water source this could adversely affect our business.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Description of Property

Our principal executive office consists of approximately 400 square meters of office space that we lease and which are located at Suite7A01, BaichengBuilding, 584 Yingbin Road, Dashi, Panyu District, Guangzhou, Guangdong, China. We lease this space pursuant to a four year lease at a rate of approximately $19,000 per year commencing April 1, 2006. Before the expiration date of March 31, 2011, we have continued the lease contract till to December 31, 2012.

Commencing May1,2011, we leased about 300 square meters of office space for the bottled water marketing development team at Suite 4D, YijingBuilding, NO.119, GuanghzouDadao Rd, Yuexiu District, GuanghzouCity, P.R.China. We lease this space pursuant to a five year lease at a rate of approximately $43,000 per year with yearly increases of approximately 5% per annum during the term of the lease.  The office is located at Zhujiang New Town, CBD of Guangzhou.

Our bottled water facilities, other than the office described above, are located at the following locations:

Bottled water Facilities	Location

Aba XinchenDagu Glacier Spring Water Co.,Ltd	Zegai Village, Luhua Town, Heishui County, Aba Zang and Qiang Autonomous Region, Sichuan Province, PRC.

Beijing 9000 Year Commercial and Trading Co.,Ltd	Rm1109, Building 2, Henji Center, No.18 JianGuoMenneiDajie Street, East District, Beijing, P.R.C.

Chengdu 9000 Year Water Co., Ltd	Suite E, Floor 16, Building 2, RuijinPlaza, No.2,GaoShenqiao, ChengduCity, P.R.C.

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

Quarter Ended	High	Low
March 29, 2011	$0.065	$0.06
June 28, 2011	$0.05	$0.034
September 27,2011	$0.037	$0.031
December 27,2011	$0.028	$0.015
March 31,2012	$0.04	$0.01
June 30, 2012	$0.04	$0.00
September 30,2012	$0.03	$0.01
December 31,2012	$0.01	$0.00
March 31,2012	$0.01	$0.00
June 30, 2012	$0.01	$0.00
September 30,2012	$0.01	$0.00
December 31,2012	$0.01	$0.00

Holders

As of December 31, 2012, there were 72 record holders of our common stock.  The number of holders does not include the shareholders for whom shares are held in a "nominee" or "street" name.

Dividend Policy

We have not declared or paid any dividends on our common stock to date.  We anticipate that any future earnings will be retained as working capital and used for business purposes.  Accordingly, it is unlikely that we will declare or pay any such dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

None

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2012

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable

ITEM 7.  MANAGEMENTS DISCUSSION and ANALYSIS of FINANCIAL CONDITIONS and REULTS OF OPERATION.

Year ended December 31, 2012 vs. Year ended December 31, 2012.

Total revenues.  Revenues from our bottled water operations increased of approximately 103% from $348,078 in 2011to $707,816 in 2012. The sales to related parties are $203,743 and $26,850 in 2012 and 2011 respectively. In the year 2009, we were fully engaged in new product sales of bottled water. In order to sell new products, the Company developed extensive sales channels to promote and sell products as we launched our distribution. After nearly 3 years our product promotion and cultivation of sales channels until2012, the Company has obtained more new areas and customers to increase its sales volume. The increased sales volume mainly resulted in the increased revenues.

Cost of Revenues.  Cost of revenues from our bottled water operations increased from $259,393 in 2011 to $355,219 in 2012. Cost of revenues to related parties is $130,322 and $17,989 in 2012 and 2011 respectively. This was primarily due to increased levels of sales .Gross profit from bottled water operations was $352,597 in 2012 as compared to $88,685 in 2011, reflecting the expansion of our bottled water operations. Increased gross margins were mainly due to decreased unit costs, increased sales volume.

Operating (General and Administrative) Expenses.  Our operating expenses increased approximately 20% during 2012 to $944,028 as compared to $785,886 in 2011. The principal components of operating expenses were selling and distribution expenses, administrative salaries and benefits, depreciation and amortization, travel expense, rental expense and other general administration cost. An increase in operating expenses was primarily due to increased salaries to management and increased costs for marketing and distribution efforts.

Net  income.  We had a net loss of $(817,133) for the year ended 2012, and net loss of $(1,126,698) for the year ended 2011. The decreased net loss is due to increased sales volumes and an impairment loss of $0 and $472,984 on goodwill in 2012 and 2011.

Liquidity.

General.  As of December 31, 2012, we had cash and cash equivalents of $ 69,183. The following table provides detailed information about our net cash flow for all financial statements periods presented in this report.

	The Year Ended December 31,
	2012	2011

Net cash provided by (used in) operating activities	(430,211)	(383,991)
Net cash provided by/(used in) investing activities	49,055	1,056,058
Net cash provided by/(used in) financing activities	291,308	(540,947)
Net cash inflow(outflow)	(88,772)	134,082

Financing activities.  Net cash provided by financing activities was $291,308 for the year ended December 31, 2012, including $509,008 proceeds from related companies.

Investing activities.  Net cash provided by investing activities was $49,055 for the year ended December 31, 2012, which is a decrease of $1,007,003 from $1,056,058 net cash provided by investing activities for the same period in 2011. The net inflow from the investing activities was mainly due to proceeds from related party.

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

Allowances for accounts receivables. Our provisioning policy for bad and doubtful debt is based on the evaluation of collectability and aging analysis of accounts receivables and on management’s judgment. We do not require collateral or other security to support clients’ receivables. We conduct periodic review of our clients’ financial condition and customer payment practice to minimize collection risk on accounts receivables. This review is based on considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. As of December 31, 2012we had made $774,516 allowance for doubtful debts.

Credit Policy. As of December 31, 2012 and 2011, our accounts receivables net were $71,605 and $40,099 respectively. The increase in accounts receivables in 2012 was due to increase in sales of the bottled water.

ITEM7A.  QUANTITATIVE and QUALITATIVE DISCLOSURES about MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS and SUPPLEMENTARY DATA.

Our financial statements for the years ended December 31, 2012 and 2012, and the reports thereon of Patrizio & Zhao, LLC, respectively are included in this annual report.

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

There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the fourth quarter of our year ended December 31, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Steps Undertaken with respect to Material Weaknesses Prior to 2012

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

We have communicated with our auditors, Canuswa Accounting & Tax Services Inc.. and concluded that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” established by the Public Company Accounting Oversight Board, or PCAOB.

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
2.

modify the mandate of our internal audit function to place greater emphasis on the adequacy of, and compliance with, procedures relating to internal controls over US GAAP financial reporting and engage an experience accountant familiar with USGAAP which is not affiliated with ,Canuswa Accounting & Tax Services Inc., to assist our accounting department and internal audit function in the preparation of our US GAAP consolidated financial statements;

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

Other than those disclosed above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fiscal year ended December 31, 2012

ITEM 9B.  OTHER INFORMATION.

We do not have any information that was required to be reported on Form 8-K during the fourth quarter.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE.

Our directors and officers as of April 30, 2012 and November 20 2012 are:

Name	Age	Position
Chong Liang Pu	51	Chairman of the Board
Wenge Fang	42	Chief Executive Officer and a Director
Ding Rencai	52	Chief Financial Officer and a Director

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

Wenge Fang, age 42.  Prior to joining the Company as director, CEO& President in December 2008 Mr. Fang had been a consultant to the Company since August 2007. Before this Mr. Fang founded Shenzhen Golden Lexicon Investment Consulting Co., Ltd (a business consulting firm) and had acted as its executive director and general manager since April 2002.  In July 1997, Mr. Fang joined MingHua Group a company engaged in the real estate hotel and hi-tech business as secretary of the board of directors. In 1998, he   was appointed as vice general manager of the group. In August 2001 he became the director and vice general manager of MingHua International Holding Group(mgha.ob) until his resignation in October 2002. Mr Fang owned MBA degree from Business School of FuDan University in ShangHai, P.R.China.

Ding Rencai, age 52, has been the Chief Financial Officer of the Company since July 1, 2008. From December 2005 to July 2008, Mr. Ding was a senior advisor to the Company and chief financial officer and financial manager of Guangdong Xinxinmei Environmental Protection Company, a majority-owned subsidiary of the Company.He was also the acting CFO of the company from April 30, 2007 until his appointment as Chief Financial Officer in July 2008. He previously served as our Chief Financial Officer from October 16, 2004 to December 29, 2005. From January 2000 until December 2003, Mr. Ding was a financial manager of Guangzhou Yitao Group Co., Ltd., a real estate development company in the PRC. In 1999, Mr. Ding was the chief financial officer and heads of the auditing department of Shenzhen Wei Ang Appliance Development Co., Ltd., a household appliance manufacturer in the PRC.

Audit Committee Financial Expert

We do not have an audit committee nor do we have a financial expert associated with an audit committee. Our entire board of directors performs the functions of our audit committee.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officers. A copy of our code of ethics was filed as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2005. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at Suite7A01, BaichengBuilding, 584 Yingbin Road, Dashi, Panyu District, Guangzhou, Guangdong, China.

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

All of our officers, directors or 10% shareholders have filed the reports required to be filed under Section 16(a), except for Mr. PehChung Lim and Mr. Jia He Li. These persons have since resigned their positions with the Company.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation of Executive Officers. The following table sets forth certain information relating to the compensation paid by the company to its highest paid executive officers for services rendered during the fiscal years ended December 31, 2012 and 2011.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

The following table sets forth certain information regarding our executive compensation:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Chong Liang	2011	-	-	-	-	-	-	-	-
Pu. Chairman	2012	-	-	-	-	-	-	-	-
Wenge Fang,	2011	45,300	-	-	-	-	-	-	45,300
CEO	2012	45,300	-	-	-	-	-	-	45,300
Ding Rencai,	2011	-	-	-	-	-	-	-	-
CFO	2012	-	-	-	-	-	-	-	-

Compensation of Directors. Members of our board of directors do not receive cash compensation for their services as directors, although some Directors are reimbursed for reasonable expenses incurred in attending board or committee meetings. In the future, we may have to consider compensating any outside directors that become members of our board of directors.

Employment Agreements

We have an annual employment agreements with Mr. Fang which provides for cash compensation in the amount of $45,300. Mr. Pu and Mr. Ding weren’t paid for their services as Chairman and CFO in 2012.  All officers and directors are reimbursed for reasonable out of pocket expenses. Our employment agreements are renewable on a yearly basis.

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

ITEM 12.  SECURITY OWNERSHIP of CERTAIN BENEFICIAL OWNERS and MANAGEMENT and RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth, as of December 31, 2012, the stock ownership of (i) each of our named executive officers and directors, (ii )all executive officers and directors as a group, and (iii) each person known by us to be a beneficial owner of 5% or more of our common stock.  No person listed below has any option, warrant or other right to acquire additional securities from us, except as may be otherwise noted.  We believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them except as stated therein.

Name (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage Owned
Chong Liang Pu	48,335,000	28.58%
Shi Rong Jiang*	5,101,000	3.75%
Jia He Li*	-	0%
Lin Hong Ye*	-	0%
Peh Chung Lim*	-	0%
Wenge Fang	-	0%
Ding Rencai	-	0%
Gao Yongping*	10,145,250	7.47%
Vision Opportunity Fund (3)	13,600,000	9.53%
All directors and executive officers as a group (3 persons	49,635,000	35.61%

* Not currently an officer or director.

(1)

The addresses of Chong Liang Pu, Shi Rong Jiang, Jia He Li, Lin Hong Ye, Peh Chung Lim and Gao Yongping are Suite7A01, BaichengBuilding, 584 Yingbin Road, Dashi, Panyu District, Guangzhou, Guangdong, China.

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

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based upon 169,133,450 shares of common stock outstanding as of December 31, 2012.

Changes in Control

We know of no contractual arrangements which may at a subsequent date result in a change of control in the Company.

ITEM 13.  CERTAIN RELATIONSHIPS and RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE.

Certain Relationships and Transactions with Related Persons

We have the following related party transactions for the years ended December 31, 2012

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

As at December 31, 2012 we owed GDXS $509,168 and owed BJZC $290,572 on and interest free basis. These loans are payable on demand. Mr. Pu, Chairman of the Board holds and equity interest in both BJZC and GDXS.

As at December 31, 2012, our subsidiaries Aba and Xinchen owed Xinxingmei $1,860,684 on an interest free demand basis.

As at December 31, 2012, we lent to Chongliang Pu, the Chairman of the Board $255,433, and owed Tingli Pu $1,585, a shareholder, on an interest free on demand basis.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the Company’s annual financial statements and reviews of the financial statements included in the Company’s Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2011 and 2012 were $65,000 and $58,000, respectively.

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

Investment Management Contract dated August 14, 2002 between Guangdong Xinxingmei Environmental Protection Science and Technology Investment Co., Ltd. and The People’s Government of Wuqing District, TianjinCity (5)

10.3	BOT Investment Contract dated July 4, 2003 between GuandongXinsheng Environmental Co., Ltd. and People’s Government of Shunyi District, Beijing (5)
10.4	Contract for BOT Project Investment and Operation between GuandongXinsheng Environmental Co., Ltd. and Shandong Haiyang Planning and Construction Administration (5)
10.5	Agreement with Shenzhen Jukeyuan Industry Development Co., Ltd. dated July 28, 2005 (5)
10.6	Agreement with Tianjin WuqingHuangzhuang Industrial Zone dated July 20, 2005 (5)
10.7	Agreement with Tianjin WuqingFuyuan Economic Development Co., Ltd. dated May 28, 2005 (5)
10.8	Agreement with Beijing JinqiaoLuyuan Environmental Protection Investment and Development Co., Ltd. dated August 4, 2005 (5)
10.9	Agreement with Yongji Economic Development Zone Land Planning and Construction Bureau dated August 6, 2005 (5)
10.10	License Agreement with Chong Liang Pu (6)
10.11	Equity Assignment Agreement with Fortune Luck Global International Limited, dated December 31, 2007 (10)

10.12	Equity Transfer Agreement between the Evergreen Asset Group Ltd., a subsidiary of the Registrant, and Wenning Pu (7)
10.13	Employment Agreement with Ding Rencai (8)
10.14	Employment Agreement with Wenge Fang (9)
16.1	Letter re Change in Certified Registered Public Account (2)
21.1	List of Subsidiaries (11)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, September 21, 2015

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

Signature	Title	Date

/s/ Chong Liang Pu	Chairman of the Board	September 21, 2015
Chong Liang Pu

/s/ Wenge Fang	Director, CEO and President	September 21, 2015
Wenge Fang

/s/ Ding Rencai	Director and CFO	September 21, 2015
Ding Rencai

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

China Water Group, Inc.

We have audited the accompanying consolidated balance sheets of China Water Group, Inc. (the “Company”) as of December 31, 2011 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Water Group, Inc. as of December 31, 2011 and 2012, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Canuswa Accounting & Tax Services Inc.

Bellevue, Washington 98008

August 26, 2015

F-1

CHINA WATER GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(Audited)

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$ 69,183	$ 157,955
Accounts receivable, net of allowance for doubtful accounts of $774,516 and $746,439 as of December 31, 2012 and 2011, respectively	71,605	40,099
Inventory	226,075	243,404
Due from related company	-	101,138
Other current assets	135,941	30,515
Total current assets	502,804	573,111

Property, plant and equipment, net	780,083	988,380
Intangible assets, net	211,511	216,185
Goodwill	6,265,931	6,167,114
Total assets	7,760,329	7,944,790

Liabilities
Current liabilities:
Accounts payable and accrued expenses	220,461	155,954
Due to shareholders	253,848	326,683
Due to related companies	799,740	288,555
Due to affiliated companies	2,125,601	2,110,848
Other current liabilities	1,995,757	1,825,385
Total current liabilities	5,395,407	4,707,425

Long-term liabilities
Long-term bank loan	2,234,850	2,361,000
Total long-term liabilities	2,234,850	2,361,000
Total liabilities	7,630,257	7,068,425

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding,	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 169,133,450 and 169,133,450shares issued and outstanding at December 31, 2012 and 2011, respectively	169,133	169,133
Additional paid-in capital	12,051,782	12,051,782
Accumulated deficit	(13,881,421)	(13,126,728)
Accumulated other comprehensive income	2,304,121	2,230,131
Total stockholders' equity (deficit)	643,615	1,324,318

Noncontrolling interest	(513,543)	(447,953)
Total equity (deficit)	130,072	876,365
Total liabilities and equity	$ 7,760,329	$ 7,944,790

The accompanying notes are an integral part of these consolidated financial statements. F-2

CHINA WATER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Audited)

	For the Years Ended December 31,
	2012	2011
Sales:
Third parties	$ 504,073	$ 321,228
Related parties	203,743	26,850
Total sales	707,816	348,078

Cost of sales:
Third parties	224,897	241,404
Related parties	130,322	17,989
Total cost of sales	355,219	259,393

Gross profit	352,597	88,685

Operating expenses:
Selling and distribution expenses	179,071	145,015
General and administrative expenses	764,957	640,871
Total operating expenses	944,028	785,886

Loss from operations	(591,431)	(697,201)

Other income (expense):
Interest expense, net	(225,328)	(5,980)
Gain on financial instruments	-	36,859
Other income (expense)	67	14,665
Impairment loss on goodwill	-	(472,984)
Total other expense	(225,261)	(427,440)

Loss before income taxes	(816,692)	(1,124,641)

Provision for income taxes	441	2,057

Net loss	(817,133)	(1,126,698)

Less: net loss attributable to noncontrolling interest	(62,440)	(49,027)

Net loss attributable to China Water Group, Inc.	(754,693)	(1,077,671)

Basic loss per share	$ (0.00)	$ (0.01)
Diluted loss per share	$ (0.00)	$ (0.01)

Weighted average number of common shares outstanding
Basic	169,133,450	167,095,779
Diluted	169,133,450	167,095,779

The accompanying notes are an integral part of these consolidated financial statements. F-3

CHINA WATER GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Audited)

	For the Years Ended
	December 31,
	2012	2011

Net loss	$ (817,133)	$ (1,126,698)

Other comprehensive income
Foreign currency translation adjustment	70,840	382,952

Total other comprehensive income	70,840	382,952

Total comprehensive loss	(746,293)	(743,746)

Less: comprehensive loss
attributable to the noncontrolling interest	(65,590)	(64,217)

Comprehensive loss attributable to China Water Group, Inc.	$ (680,703)	$ (679,529)

The accompanying notes are an integral part of these consolidated financial statements. F-4

CHINA WATER GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(As of December 31, 2012, the number of common stock is169,133,450)

 (Audited)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid in	Accumulated	Comprehensive	Total	Noncontrolling	Equity
	Number	Par Value	Capital	Deficit	Income	CHWG	Interest	(Deficit)

Balance as of January 1, 2011	139,383,450	$ 139,383	$ 6,131,532	$ (12,049,057)	$ 1,831,989	$ (3,946,153)	$ (383,736)	$ (4,329,889)

Common stock issued for acquisition of a	29,750,000	29,750	5,920,250	-	-	5,950,000	-	5,950,000
subsidiary
Comprehensive income (loss):
Net loss	-	-	-	(1,077,671)	-	(1,077,671)	(49,027)	(1,126,698)
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	398,142	398,142	(15,190)	382,952
Comprehensive loss	-	-	-	(1,077,671)	398,142-	(679,529)	(64,217)	(743,746)

Balance as of December 31, 2011	169,133,450	$ 169,133	$ 12,051,782	$ (13,126,728)	$ 2,230,131	$ 1,324,318	$ (447,953)	$ 876,365

Common stock issued for acquisition of a
subsidiary
Comprehensive income (loss):
Net loss	-	-	-	(754,693)	-	(754,693)	(62,440)	(817,133)
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	73,990	73,990	(3,150)	70,840
Comprehensive loss	-	-	-	(754,693)	73,990	(680,703)	(65,590)	(746,293)

Balance as of December 31, 2012	169,133,450	$ 169,133	$ 12,051,782	$ (13,881,421)	$ 2,304,121	$ 643,615	$ (513,543)	$ 130,072

The accompanying notes are an integral part of these consolidated financial statements. F-5

CHINA WATER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Audited)

	For the Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$ (817,133)	$ (1,126,698)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	274,077	184,274
Provision for bad debt	4,138	46,173
Impairment loss on goodwill	-	472,984
Gain on fair value of financial instruments	-	(36,859)
Changes in operating assets and liabilities :
Accounts receivable	(54,069)	(4,958)
Inventory	19,023	11,526
Other current assets	(86,464)	66,775
Accounts payable and accrued expenses	63,397	(13,835)
Income tax payable	47	-
Other current liabilities	166,773	16,627
Total adjustments	386,922	742,707
Net cash used in operating activities	(430,211)	(383,991)

Cash flows from investing activities:
Due from related company	101,813	(99,570)
Acquisition of property, plant and equipment	(52,758)	(83,773)
Acquisition of intangible assets	-	(279)
Disposal of subsidiary – Evergreen, net of cash	-	1,239,680
Net cash provided by (used in) investing activities	49,055	1,056,058

Cash flows from financing activities:
Due to shareholders	(75,095)	32,816
Due to related companies	509,008	(2,898,163)
Proceeds from long-term bank loan	(142,605)	2,324,400
Net cash provided by (used in) financing activities	291,308	(540,947)

Effect of foreign currency translation on cash and cash equivalents	1,076	2,962

Net increase (decrease) in cash and cash equivalents	(88,772)	134,082

Cash and cash equivalents - beginning	157,955	23,873

Cash and cash equivalents - ending	$ 69,183	$ 157,955

Supplemental schedule of non-cash activities:
Issuance of common stock pursuant to conversion of other payables for acquisition of a subsidiary	-	$ 5,950,000

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

On January 8, 2008, the Chinese government approved the sale of Evergreen’s 58% of the total equity interest in Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”) to Wenming Pu at a

The accompanying notes are an integral part of these consolidated financial statements. F-7

CHINA WATER GROUP, INC.

total consideration of RMB 7,308,600. After completing the transfer formalities, Evergreen held 32% of total equity of Xinxingmei, instead of the previous 90% interest.

On January 23, 2008, the Chinese government approved China Water Group Inc’s. acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited. Guangzhou Xinchen Water Company Limited owns 100% equity interest of Aba XinchenDagu Glacier Spring Co., Limited. The acquisition was completed for a consideration of $13.45 million, of which $7.5 million was paid in cash, and the remaining $5.95 million will be paid in the future.  The primary reason for the acquisition was to enter into the bottled water industry.  The Company recorded a liability of $5.95 million, which represented the fair value of stock calculated based on US$ 0.2 per share, with reference to contemporaneous prices of the Company’s common stock on the Pink Quote, with total of 29.75 million shares. Approximately $13 million of the purchase price of $13.45 million was assigned to goodwill since the net asset of Aba XinchenDagu Glacier Spring Co., Limited. was minimum at the acquisition date (see Note 8).

On January 26, 2011, the Company issued 29.75 million shares of its common stock to Fortune Luck Global International Limited to settle the $5.95 million remaining purchase price incurred for the acquisition.

In January, 2009, the Company sold 100% of the equity interest in Evergreen to Whole Treasure Investment Ltd. at a total consideration of RMB 19,000,000 (approximately $2,784,450). After completing the transfer formalities, the Company no longer holds any share in Evergreen. On October 28, 2012, the Company collected the remaining receivables on disposal of Evergreen.

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

The accompanying notes are an integral part of these consolidated financial statements. F-8

CHINA WATER GROUP, INC.

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

Revenue Recognition

We recognize revenue using various revenue recognition policies based on the nature of the sale and theterms of the contract. Revenues from sale of bottled water are recognized when goods are delivered. The contractual terms of the purchase agreements dictate the recognition of revenues by us. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, codified in ASC Topic 480. Accordingly, four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products or services delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. We defer any revenue for which the product has not been delivered or is subject to refund until such time that we and our customer jointly determine that the product has been delivered or no refund will be required.

Cash and Cash Equivalents

In accordance with ASC 230-10 (formerly SFAS No. 95, “Statement of Cash Flows”), the Company considers all highly liquid investments with an original maturity of three months or less to be “cash equivalents”. Because of the short maturity of these investments, the carrying amounts approximate their fair value.

The accompanying notes are an integral part of these consolidated financial statements. F-9

CHINA WATER GROUP, INC.

Accounts Receivable

Accounts receivable are stated at historical cost, net of allowance for doubtful accounts.The Company establishes an allowance for doubtful accounts based on management’s assessment of the collectability of accounts receivables and other receivables. A considerable amount of judgment is required in assessing the amount of the allowance; the Company considers the historical level of credit losses and applies percentages to aged receivable categories.TheCompany makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future.If the financial condition of the customers were to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Bad debts are written off when identified.TheCompany extends unsecured credit to customers ranging from three to six months in the normal course of business.TheCompany does not accrue interest on accounts receivables.

Historically, losses from uncollectible accounts have not significantly deviated from the general allowance estimated by the management and no significant additional bad debts have been written off directly to the profit and loss.

The balance of allowance for doubtful accounts amounted to $774,516 and $746,439 as of December 31, 2012 and 2011, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation and amortization and impairment loss. Maintenance, repairs and betterments, including replacement of minor items, are charged to expense; major additions to physical properties are capitalized. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:

The accompanying notes are an integral part of these consolidated financial statements. F-10

CHINA WATER GROUP, INC.

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

Fair Value Measurement And Financial Instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2009.SFAS 157 has been codified as ASC 820-10, “Fair Value Measurements.”ASC 820-10, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820-10 clarifies that fair value

The accompanying notes are an integral part of these consolidated financial statements. F-11

CHINA WATER GROUP, INC.

is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

Comprehensive Income

The Company has adopted ASC 220 “Reporting Comprehensive Income” which establishes rules for the reporting and display of comprehensive income, its components and accumulated balances. ASC 220 defines comprehensive income to include all changes in equity, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on available-for-sale marketable securities, except those resulting from investments by owners and

The accompanying notes are an integral part of these consolidated financial statements. F-12

CHINA WATER GROUP, INC.

distributions to owners.

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

The exchange rates used to translate amounts in RMB into US Dollars for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2012	December 31, 2011
Balance sheet items, except for stockholders’ equity items	RMB1: US$0.15850	RMB 1: US$0.15740

Amounts included in the statements of operations, comprehensive loss, and statements of cash flows	RMB 1: US$0.15845	RMB 1: US$0.15496

Stockholders’ equity items	Historical rate	Historical rate

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired. If an entity concludes that it is more than

The accompanying notes are an integral part of these consolidated financial statements. F-13

CHINA WATER GROUP, INC.

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

RECLASSIFICATION

Certain amounts as of December 31, 2012 were reclassified for presentation purposes.

Note3 – Inventory

Inventory as of December 31, 2012 and 2011 consisted of the following:

	December 31,	December 31,
	2012	2011
Raw materials	$ 144,645	$ 101,620
Finished goods	81,430	141,784
Total	$ 226,075	$ 243,404

Note 4 – Due from Related Company

As of December 31, 2012 and 2011, the Company had outstanding loan to a related company of $0 and $101,138, respectively. The loan is made to Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”), in which Mr. Pu, the Chairman of the Board, has equity interests. All amounts are payable on demand, do not bear interest, and are made in good faith.

Note 5 – Other Current Assets

	December 31,	December 31,
	2012	2011

Prepayments to vendors	$ 54,974	$ 16,891
Other receivables	80,967	13,624
Total	$ 135,941	$ 30,515

Other current assets consisted mainly of prepayments to vendors for goods and services, rent deposit and petty cash for employees. The balance of other current assets as of December 31, 2012 and 2011 was $135,941 and $30,515, respectively.

The accompanying notes are an integral part of these consolidated financial statements. F-14

CHINA WATER GROUP, INC.

Note 6 – Property, Plant And Equipment, Net

Property, plant and equipment, net as of December 31, 2012 and 2011 consists of the following:

	December 31,	December 31,
	2012	2011
Office equipment	$ 48,117	$ 41,382
Furniture and fixtures	1,192	4,304
Motor vehicles	355,025	352,317
Building	263,715	261,885
Bottled water production equipment	923,706	868,412
Subtotal	1,591,755	1,528,300
Less: Accumulated depreciation	819,871	548,062

Construction in progress	8,199	8,142
Total	$ 780,083	$ 988,380

Depreciation expenses for the year ended December 31, 2012 and 2011 amounted to $174,799 and $179,584, respectively.

Note 7 – Intangible Assets

Intangible assets at December 31, 2012 and 2011 consist of the following:

	December 31,2012	December 31,2011
Rights to use land	$ 240,402	$ 238,734
Less: accumulated amortization	28,891	22,549
Total	$ 211,511	$ 216,185

Amortization expense for the years ended December 31, 2012 and 2011 amounted to $6,342, and $4,690, respectively.

Note 8 - Goodwill

On January 23, 2008, the Company completed its acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited for a consideration of $13.45 million. Goodwill, which is equal to the excess of cost over the fair value of acquired assets, has been recorded in conjunction with the acquisition. Goodwill is accounted for in accordance with ASC 350 (formerly SFAS 142). Under ASC 350, goodwill is not amortized and is subject to impairment test, at least annually, when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The test of

The accompanying notes are an integral part of these consolidated financial statements. F-15

CHINA WATER GROUP, INC.

goodwill impairment consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The Company estimates the fair value of the reporting unit using a discounted cash flow (“DCF”) model. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 450-10 (formerly SFAS No 141(R)), “Business Combinations”. As of December 31, 2012, the Company’s evaluation of goodwill resulted in an impairment loss of $0. The following table provides a reconciliation of the beginning and ending carrying amounts of goodwill for the years ended December 31, 2012 and 2011:

	2012	2011
Goodwill at January 1	$ 6,167,114	$ 6,128,051
Goodwill, net of accumulated impairment losses	6,167,114	6,128,051
Impairment losses during the year	-	472,984
Goodwill, net of impairment losses at December 31	6,167,114	5,655,067
Foreign currency exchange adjustment	98,817	512,047
Adjusted goodwill at December 31	$ 6,265,931	$ 6,167,114

Note 9 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31, 2012	December 31, 2011
Accounts payable	$ 214,905	$ 150,437
Accrued expenses	5,556	5,517
Total	$ 220,461	$ 155,954

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

Note 10 – Due to Shareholders

As of December 31, 2012 and 2011, the balance due to shareholders was $253,848 and $326,683, respectively. This balance represents financing obtained from Mr. Chongliang Pu, the Chairman of the Board. All amounts are non-interest-bearing, unsecured and repayable on demand.

Note 11 – Due to Related Companies

As of December 31, 2012 and 2011, the balance due to related companies was $799,740 and $288,555, respectively. The balance as of December 31, 2012 and 2011 represents financing obtained from Beijing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”) and Guang Dong Xin Sheng Environmental Protection Company Limited. (“GDXS”)

The accompanying notes are an integral part of these consolidated financial statements. F-16

CHINA WATER GROUP, INC.

Note 12 – Due to Affiliated Companies

As of December 31, 2012 and 2011, the balance due to affiliated companies was $2,125,601, and $2,110,848, respectively. This balance represents financing obtained from Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”) and Evergreen Asset Group Limited (“Evergreen”). All amounts are non-interest-bearing, unsecured and repayable on demand

Note 13 – Other Current Liabilities

Other current liabilities as of December 31, 2012 and 2011 consist of the following:

	December 31, 2012	December 31, 2011

City maintenance construction tax and value added tax	$ 31,948	$ 26,116
Contribution for employee welfare plan	39,213	43,444
Customer deposits	219,558	159,809
Registration right liability	1,324,735	1,324,735
Other payables	380,303	271,281
Total	$ 1,995,757	$ 1,825,385

Note 14 – Long-Term Bank Loan

Long-term bank loan consists of the following:

	December 31,	December 31,
	2012	2011
On October11, 2012, the Company signed a loan agreement with China
Construction Bank. The loan is to be repaid in full on October 10, 2014.
The interest rate is a variable rate equal to 15% per annum above the floating base interest for loans of the same term promulgated by the
People’s Bank of China. The average annual interest rate for the year ended December 31, 2012 was approximately 7.65%. The loan was
designated to finance the operation of the Company.	$ 2,234,850	$ 2,361,000

Total long-term bank loan	$2,234,850	$ 2,361,000

Note 15 – Income Taxes

The Company was incorporated in the State of Nevada and therefore, is not subject to any income tax according to the rules and regulations of the State of Nevada. The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC and are subject to statutory income tax rate of 25%. For the years ended December 31, 2012 and 2011, the income tax provision for the Company was $441 and $2,057, respectively.

The accompanying notes are an integral part of these consolidated financial statements. F-17

CHINA WATER GROUP, INC.

For the Years Ended December31,
	2012	2011
Current	$ 441	$ 2,057
Deferred	-	-
Total provision for income taxes	$ 441	$ 2,057

A reconciliation of the provision for income taxes with amounts determined by applying the statutory income tax rate to income before income taxes is as follows:

	For the Years Ended December 31,
	2012	2011
Computed tax @ statutory rate of 25%
($(816,692)*25% and $(1,124,641)*25% for
December 31, 2012 and 2011, respectively)	$ (204,173)	$ (281,160)
Non deductible expense		13,799
Current year losses from PRC subsidiaries		123,148
Current year losses from U.S. parent holding
company not subject to PRC income taxes	203,732	146,270

Total provision for income taxes	$ 441	$ 2,057

Note 16 – Loss Per Share

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

	For the Years Ended December 31,
	2012	2011
Net loss attributable to CHWG	$(754,693)	$(1,077,671)
Weighted average common shares	169,133,450	167,095,779
(denominator for basic loss per share)
Effect of dilutive securities:	-	-
Weighted average common shares	169,133,450	167,095,779
(denominator for diluted loss per share)
Basic loss per share	$ (0.00)	$ (0.01)
Diluted loss per share	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these consolidated financial statements. F-18

CHINA WATER GROUP, INC.

As the April Warrants are anti-dilutive, they are being excluded from the calculation of diluted loss per share.

Note 17 – Employee Welfare Plan

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes monthly contributions of 12% of all employees' salaries to the employee welfare plan.

Note 18 – Risk of Concentrations in Sales and Purchases

One major customer accounted for approximately 8.42% for the Company’s sales for the year ended December 31, 2012. One major customer accounted for approximately 12% for the Company’s sales for the year ended December 31, 2011. Total sales to these customers were $59,611 and $40,628, for the years ended December 31, 2012 and 2011, respectively.

For the year ended December 31, 2012 and 2011, two major vendors accounted for approximately60% and 26% of the Company’s cost for purchases, respectively. Total purchases from these vendors were $130,921 and $68,052 for the years ended December 31, 2012 and 2011, respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions that hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

Note 19 - Supplemental Disclosure of CASH FLOW Information

The following is the supplemental information relating to the consolidated statements of cash flows:

	For the Years Ended December 31,
	2012	2011
Cash paid for interest	$ 225,040	$ 5,980
Cash paid for income taxes	$ 441	$ 2,057

Note 20 – Related Party Sales

For the twelve months ended December 31, 2012 and 2011, sales to related parties Chongliang Pu and Guang Dong Xin Sheng Environmental Protection Company Limited accounted for approximately 29% and 8% of the Company’s revenue, respectively. Total sales to related parties were $203,743 and $26,850 for the twelve months ended December 31, 2012 and 2011, respectively.

The accompanying notes are an integral part of these consolidated financial statements. F-19

CHINA WATER GROUP, INC.

Note 21 – Subsequent Event

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

The accompanying notes are an integral part of these consolidated financial statements. F-20