Form 10-Q
period 2013-03-31
China Water Group, Inc.
filed 2015-09-29
CIK 1083459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 169,133,450 shares of common stock, par value $.0001 per share, as of March 31, 2013.

Transitional Small Business Disclosure Format (Check one). Yes [   ]  No [X]

PART I – FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

CHINA WATER GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

(UNAUDITED)

INDEX TO FINANCIAL STATEMENTS

MARCH 31, 2013

CHINA WATER GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$ 54,823	$ 69,183
Accounts receivable, net of allowance for doubtful accounts of $789,824 and $774,516 as of March 31, 2013 and December 31, 2012, respectively	75,181	71,605
Inventory	220,050	226,075
Other current assets	106,757	135,941
Total current assets	456,811	502,804
Property, plant and equipment, net	740,629	780,083
Intangible assets, net	208,648	211,511
Goodwill	6,346,780	6,265,931
Total assets	7,752,868	7,760,329
Liabilities
Current liabilities:
Accounts payable and accrued expenses	238,545	220,461
Due to shareholders	302,808	253,848
Due to related companies	942,974	799,740
Due to affiliated companies	2,137,670	2,125,601
Other current liabilities	1,987,542	1,995,757
Total current liabilities	5,609,539	5,395,407
Long-term liabilities
Long-term bank loan	2,199,720	2,234,850
Total long-term liabilities	2,199,720	2,234,850
Total liabilities	7,809,259	7,630,257
Equity
Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized, no shares issued and outstanding
Common stock, $0.001 par value, 200,000,000 shares authorized, 169,133,450 and 169,133,450 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	169,133	169,133
Additional paid-in capital	12,051,782	12,051,782
Accumulated deficit	(14,098,860)	(13,881,421)
Accumulated other comprehensive income	2,360,314	2,304,121
Total stockholders' equity	482,369	643,615
Non-controlling interest	(538,761)	(513,543)
Total equity	(56,392)	130,072
Total liabilities and equity	$ 7,752,867	$ 7,760,329

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Sales	$ 115,953	$ 89,554
Cost of sales	48,942	65,948
Gross profit	67,011	23,606

Operating expenses:
Selling and distribution expenses	46,638	30,928
General and administrative expenses	221,181	336,272

Total operating expenses	267,819	367,200

Loss from operations	(200,808)	(343,594)

Other income (expense):
Interest expense	(39,036)	(45,763)
Gain on financial instruments	-	-
Other expenses	134	621

Total other income (expense)	(38,902)	(45,142)

Loss before income taxes	(239,710)	(388,736)

Provision for income taxes	4	10

Net loss	(239,714)	(388,746)

Less: net loss attributable to noncontrolling interest	(22,275)	(25,213)

Net loss attributable to China Water Group, Inc.	(217,439)	$ (363,533)

Basic loss per share	$ (0.00)	$ (0.00)
Diluted loss per share	$ (0.00)	$ (0.00)

Basic	169,133,450	169,133,450
Diluted	169,133,450	169,133,450

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Net loss	$ (239,714)	$ (388,746)

Other comprehensive income
Foreign currency translation adjustment	53,250	58,716

Total other comprehensive income	53,250	58,716

Total Comprehensive income (loss)	(186,464)	(330,030)

Less: comprehensive loss attributable to the non-controlling interest	(25,218)	(27,740)
Comprehensive income (loss) attributable to China Water Group, Inc.	(161,246)	(302,290)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(239,753)	$(388,746)
Adjustments to reconcile net income to net cash provided by (used in)
Operating activities:
Depreciation and amortization	47,899	139,525
Provision for bad debt	29,764	4,140
Changes in operating assets and liabilities :
Accounts receivable	(14,065)	(30,141)
Inventory	7,301	(7,461)
Other current assets	11,062	(185,603)
Accounts payable and accrued expenses	16,815	59,089
Income tax payable	(36)	10
Other current liabilities	(11,976)	195,036
Total adjustments	86,764	174,595

Net cash provided used in operating activities	(152,989)	(214,151)

Cash flows from investing activities:
Acquisition of property, plant and equipment	-	(23,887)
Due from related company	-	101,859
Net cash used in investing activities	-	77,972

Cash flows from financing activities:
Due to shareholders	47,471	(41,103)
Due to related companies	138,552	154,974
Long-term borrowing	(47,771)	(47,557)
Net cash provided by financing activities	138,252	66,314

Effect of foreign currency translation on cash and cash equivalents	379	1,003

Net increase in cash and cash equivalents	(14,358)	(68,862)
Cash and cash equivalents - beginning	69,183	157,955
Cash and cash equivalents - ending	$54,825	$89,093

Supplemental schedule of non-cash activities:
Issuance of common stock pursuant to conversion of other payables for acquisition of a subsidiary	-	-

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

On January 23, 2008, the Chinese government approved China Water Group Inc’s. acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited. Guangzhou Xinchen Water Company Limited owns 100% equity interest of Aba Xinchen Dagu Glacier Spring Co., Limited. The acquisition was completed for a consideration of $13.45 million, of which $7.5 million was paid in cash, and the remaining $5.95 million will be paid in the future. The primary reason for the acquisition was to enter into the bottled water industry. The Company recorded a liability of $5.95 million, which represented the fair value of stock calculated based on US$ 0.2 per share, with reference to contemporaneous prices of the Company’s common stock on the Pink Quote, with total of 29.75 million shares. Approximately $13 million of the purchase price of $13.45 million was assigned to goodwill as the net asset of Aba Xinchen Dagu Glacier Spring Co., Limited. was minimum at the acquisition date (see Note 7). On January 26, 2012, the Company issued 29.75 million shares of its common stock to Fortune Luck Global International Limited to settle the $5.95 million remaining purchase price incurred for the acquisition.

In January, 2009, the Company sold 100% of the equity interest in Evergreen to Whole Treasure Investment Ltd. at a total consideration of RMB 19,000,000 (approximately $2,784,450). After completing the transfer formalities, the Company no longer holds any share in Evergreen. As of March 31, 2013, the receivable for disposal of Evergreen was $0.

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

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from March 31, 2013 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. (See Note16)

INTERIM FINANCIAL STATEMENTS

These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2012, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements followed the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2012.

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

NOTE 3 – INVENTORY

Inventory as of March 31, 2013 and December 31, 2012 consisted of the following:

	March 31,	December 31,
	2013	2012

Raw materials	$ 125,967	$ 144,645
Finished goods	94,083	81,430
Total	$ 220,050	$ 226,075

NOTE 4 – OTHER CURRENT ASSETS

	March 31,	December 31,
	2013	2012

Prepayments to vendors	$ 64,372	$ 54,974
Other receivables	42,385	80,967
Total	$ 106,757	$ 135,941

Other current assets consisted mainly of prepayments to vendors for goods and services, petty cash for employees and rent deposit. The balance of other current assets as of March 31, 2013 and December 31, 2012 was $106,757 and $135,941, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net as of March 31, 2013 and December 31, 2012 consists of the following:

	March 31, 2013	December 31, 2012

Office equipment	$ 48,391	$ 48,117
Furniture and fixtures	1,198	1,192
Motor vehicles	357,041	355,025
Building and structure	265,213	263,715
Bottled water production equipment	928,951	923,706
Subtotal	1,600,794	1,591,755
Less: accumulated depreciation	868,410	819,871

Construction in progress	8,245	8,199
Total	$ 740,629	$ 780,083

Depreciation expense for the three months ended March 31, 2013 and 2012 was $43,880 and $43,509, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets at March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013	December 31, 2012

Rights to use land	$ 214,475	$ 240,402
Less: accumulated amortization	5,827	28,891
Total	$ 208,648	$ 211,511

Amortization expense for the three months ended March 31, 2013 and 2012 was $1,191 and $1,195.

NOTE 7 - GOODWILL

On January 23, 2008, the Company completed its acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited for a consideration of $13.45 million. Goodwill, which is equal to the excess of cost over the fair value of acquired assets, has been recorded in conjunction with the acquisition. Goodwill is accounted for in accordance with ASC 350 (formerly SFAS 142). Under ASC 350, goodwill is not amortized and is subject to impairment test, at least annually, when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The test of goodwill impairment consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The Company estimates the fair value of the reporting unit using a discounted cash flow (“DCF”) model. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 450-10 (formerly SFAS No 141(R)), “Business Combinations”. After recognizing an impairment loss of $7,499,608 at December 31, 2010, the adjusted balance of goodwill at March 31, 2013 was as follows:

Balance as of December 31, 2012	$ 6,265,931
Foreign currency exchange adjustment	80,849
Adjusted balance as of March 31, 2013	$ 6,346,780

NOTE 8 –ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013	December 31, 2012
Accounts payable	$ 232,958	$ 214,905
Accrued expenses	5,587	5,556
Total	$ 238,545	$ 220,461

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities as of March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013	December 31, 2012
City maintenance construction tax and value added tax	$ 36,808	$ 31,948
Contribution for employee welfare plan	38,990	39,213
Customer deposits	212,293	219,558
Registration right liability	1,324,735	1,324,735
Other payables	374,705	380,303
Total	$ 1,987,542	$ 1,995,757

NOTE 10 – DUE TO RELATED COMPANIES

As of March 31, 2013 and December 31, 2012, the balance due to related companies was $942,974 and $799,740, respectively. This balance represents financing obtained from Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) and Beijing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”) in which Mr. Pu, the Chairman of the Board, has equity interests. All amounts are non-interest-bearing, unsecured and repayable on demand.

NOTE 11– DUE TO AFFILIATED COMPANIES

As of March 31, 2013 and December 31, 2012, the balance due to affiliated companies was $2,137,670, and $2,125,601, respectively. This balance represents financing obtained from Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”). All amounts are non-interest-bearing, unsecured and repayable on demand.

NOTE 12 –Long-term bank loan

The Company’s short term bank loans consisted of the follows:

	Match31,	Match31,
	2013	2012
The interest rate is a variable rate equal to 15% per annum above the floating base interest for loans of the same term promulgated by the People’s Bank of China. The average annual interest rate for the year ended December 31, 2013 was approximately 7.65%. The loan was designated to finance the operation of the Company.	$2,199,720	$2,234,850
Total	$2,199,720	$2,234,850

NOTE 13 – INCOME TAXES

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiaries, which solely operate in the PRC. As the Company is a U.S. holding company, it did not generate any revenues for the Three Months Ended March 31, 2013 and 2012, and therefore there was no income tax provision or benefit for U.S. income tax purpose.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC and are subject to statutory income tax rate of 25%. For the Three Months Ended March 31, 2013 and 2012, the income tax provision for the Company was $4 and $10, respectively.

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

NOTE 14– LOSS PER SHARE

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

	For the Three Months Ended March 31,
	2013	2012
Net loss attributable to CHWG	(217,439)	(363,533)

Weighted average common shares	169,133,450	169,133,450
(denominator for basic income per share)
Effect of dilutive securities:

Weighted average common shares	169,133,450	169,133,450
(denominator for diluted income per share)
Basic loss per share	$ (0.00)	$ (0.00)
Diluted loss per share	$ (0.00)	$ (0.00)

As the April Warrants and the September Warrants are anti-dilutive, they are being excluded from the calculation of diluted loss per share.

NOTE 16 – EMPLOYEE WELFARE PLAN

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes monthly contributions of 12% of all employees' salaries to the employee welfare plan.

NOTE 17 – RISK OF CONCENTRATIONS IN SALES AND PURCHASES

One major vendor accounted for approximately 41% and 79% of the Company’s cost for purchases for the Three Months Ended March 31, 2013 and 2012, respectively. Total purchases from the vendor were $9,094and $25,789 for the Three Months Ended March 31, 2013 and 2012, respectively.

For the three months ended March 30, 2013 no single customer accounted for more than 10% of the Company’s sales. and One major customers accounted for approximately 13% or 50,919 of the Company’s sales for the three months ended March 31, 2012,  respectively.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions which hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

NOTE 18 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is the supplemental information relating to the consolidated statements of cash flows:

	For the Three Months Ended March 31,
	2013	2012

Cash paid for interest	$ (38,910)	$ (45,966)
Cash paid for income taxes	$ 4	$ 10

NOTE 19 - SUBSEQUENT EVENT

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

RESULTS OF OPERATIONS

Quarter Ended March 31, 2013 vs. Quarter Ended March 31, 2012

Total revenue. We reported total revenue of $115,953 for the three months ended March 31, 2013 which increased by approximately $26,399 or 29% as compared to $89,554 for the three months ended March 31, 2012. After the year 2009 the Company reassessed its sales policy then obtained more suitable channels of distribution for its bottled water. The increased sales mainly resulted in 2013 the Company has obtained more new channels of distribution, especially in Jiang Su province, Zhe Jiang province, and Sichuan province, China and the Company enlarged market promotion at the same time.

Cost of revenue. Our total cost of revenue decreased by $17,006 approximately 26% from $65,948 for the three months ended March 31,2012 to $48,942 for the three months ended March 31, 2013. This was primarily due to the decreased materials and labor cost.

Gross profit. Gross profit, as a percentage of total revenue for the three months ended March 31, 2013 and 2012, was approximately 58% or $67,011 as compared to 26% or $23,606. Increased gross margins were mainly due to the decreased unit cost and due to increased production volume.

Operating expenses. Our total operating expenses for the three months ended March 31, 2013 and 2012 were $267,819 and $367,200, respectively. The principal components of operating expenses were selling and distribution expenses, administrative salaries and benefits, depreciation and amortization, travel expense, rental expense and other general administration cost. A decrease in operating expenses for the three months ended March 31, 2013 of $99,381 as compared to the three months ended March 31, 2012 was primarily due to the reduction of selling and administrative expenses during first quarter of 2013.

Net loss. We had a net loss of $239,714 for the three months ended March 31, 2013, and $388,746 for the three months ended March 31, 2012. The decrease of net loss was primarily due to the increased sales volume, the decreased materials, production and promotional cost.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow generated from financing. Net cash provided by financing activities during the three months ended March 31, 2013 was $138,252, which was mainly attributable to the proceeds due to shareholders. Our cash and cash equivalents were $54,823. We plan to secure bank loans to support our future projects. Our Chairman, the majority shareholder, has also promised to provide additional funds when needed. However, this promise is not a legally binding commitment.

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

Allowances for accounts receivable. Our provisioning policy for bad and doubtful debt is based on the evaluation of collectability and aging analysis of accounts receivable and on management's judgment. We do not require collateral or other security to support client receivables. We conduct periodic reviews of our clients' financial condition and customer payment practices to minimize collection risks on accounts receivable. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. As of March 31, 2013, we had made $789,824 allowance for doubtful debts.

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

Recently issued accounting pronouncements

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.” The amendments do not change the current requirements for reporting net income or other comprehensive income in the financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under US GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

In March 2013, the FASB issued guidance on a parent company’s accounting for the cumulative translation adjustment upon de-recognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent company releases any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for the Company beginning July 1, 2014. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

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

Material Weaknesses identified Prior to Fiscal 2012

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

Other than those disclosed above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the first quarter of our 2013 fiscal year.

Material Weaknesses as at March 31, 2013

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

CHINA WATER GROUP, INC.
(Registrant)

Dated: September 29, 2015	By: /s/ Wenge Fang
Wenge Fang,
Chief Executive Officer

Dated: September 29, 2015	By: /s/ Ding Rencai
Ding Rencai,
Chief Financial Officer