Form 10-Q
period 2013-06-30
China Water Group, Inc.
filed 2015-10-02
CIK 1083459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 169,133,450 shares of common stock, par value $.0001 per share, as of June 30, 2013.

Transitional Small Business Disclosure Format (Check one).  Yes [   ]  No [X]

PART I – FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS

CHINA WATER GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013 AND 2012

(UNAUDITED)

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2013

CHINA WATER GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$ 147,126	$ 69,183
Accounts receivable, net of allowance for doubtful accounts of $801,771 and $774,516 as of June 30, 2013 and December 31, 2012, respectively	157,900	71,605
Inventory	270,413	226,075
Other current assets	125,395	135,941
Total current assets	700,834	502,804
Property, plant and equipment, net	707,735	780,083
Intangible assets, net	209,292	211,511
Goodwill	6,562,379	6,265,931
Total assets	8,180,240	7,760,329
Liabilities
Current liabilities:
Accounts payable and accrued expenses	241,444	220,461
Due to shareholders	382,572	253,848
Due to related companies	1,030,751	799,740
Due to affiliated companies	2,169,855	2,125,601
Other current liabilities	2,196,694	1,995,757
Total current liabilities	6,021,316	5,395,407
Long-term liabilities
Long-term bank loan	2,184,300	2,234,850
Total long-term liabilities	2,184,300	2,234,850
Total liabilities	8,205,616	7,630,257
Equity
Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized,	-
no shares issued and outstanding		-
Common stock, $0.001 par value, 200,000,000 shares authorized, 169,133,450 and 169,133,450 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	169,133	169,133
Additional paid-in capital	12,051,782	12,051,782
Accumulated deficit	(14,197,168)	(13,881,421)
Accumulated other comprehensive income	2,507,911	2,304,121
Total stockholders' equity	531,658	643,615
Non-controlling interest	(557,034)	(513,543)
Total equity	(25,376)	130,072
Total liabilities and equity	$ 8,180,240	$ 7,760,329

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012

Sales	$ 217,208	$ 197,795	$ 333,161	$ 287,349
Cost of sales	104,345	101,952	153,287	167,900
Gross profit	112,863	95,843	179,874	119,449

Operating expenses:
Selling and distribution expenses	53,194	45,848	99,832	76,776
General and administrative expenses	129,069	160,370	350,250	496,642

Total operating expenses	182,263	206,218	450,082	573,418

Loss from operations	(69,400)	(110,375)	(270,208)	(453,969)

Other income (expense):
Interest expense	(39,871)	(44,986)	(78,907)	(90,749)
Other expenses	767	199	901	820

Total other income (expense)	(39,104)	(44,787)	(78,006)	(89,929)

Loss before income taxes	(108,504)	(155,162)	(348,214)	(543,898)

Provision for income taxes	-	346	4	356

Net loss	(108,504)	(155,508)	(348,218)	(544,254)

Less: net loss attributable to noncontrolling interest	(10,195)	(13,764)	(32,470)	(38,977)

Net loss attributable to China Water Group, Inc.	$ (98,309)	$ (141,744)	$ (315,748)	$ (505,277)

Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Basic	169,133,450	169,133,450	169,133,450	169,133,450
Diluted	169,133,450	169,133,450	169,133,450	169,133,450

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net loss	$ (108,504)	$ (155,508)	$ (348,218)	$ (544,254)

Other comprehensive income
Foreign currency translation adjustment	139,520	5,882	192,770	64,598

Total other comprehensive income	139,520	5,882	192,770	64,598

Total Comprehensive income (loss)	31,016	(149,626)	(155,448)	(479,656)

Less: comprehensive loss attributable to the noncontrolling interest	(18,272)	(14,086)	(43,490)	(41,826)
Comprehensive income (loss) attributable to China Water Group, Inc.	49,288	(135,540)	(111,958)	(437,830)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(348,216)	$(544,254)
Adjustments to reconcile net income to net cash provided by (used in)
Operating activities:
Depreciation and amortization	95,506	185,451
Provision for bad debt	29,995	4,136
Changes in operating assets and liabilities :
Accounts receivable	(94,974)	(61,398)
Inventory	(39,234)	(2,409)
Other current assets	(5,731)	(129,858)
Accounts payable and accrued expenses	16,230	55,922
Income tax payable	(47)	66
Other current liabilities	185,144	161,598
Total adjustments	186,889	213,508
Net cash provided used in operating activities	(161,327)	(330,746)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,245)	(26,030)
Due from related company	-	101,774
Net cash used in investing activities	(1,245)	75,744

Cash flows from financing activities:
Due to shareholders	122,205	(53,037)
Due to related companies	212,215	318,728
Long-term borrowing	(96,109)	(95,033)
Net cash provided by financing activities	238,311	170,658

Effect of foreign currency translation on cash and cash equivalents	2,204	997

Net increase in cash and cash equivalents	77,943	(83,347)
Cash and cash equivalents – beginning	69,183	157,955
Cash and cash equivalents – ending	$147,126	$74,608

Supplemental schedule of non-cash activities:
Issuance of common stock pursuant to conversion of other payables for acquisition of a subsidiary	-	-

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

In January, 2009, the Company sold 100% of the equity interest in Evergreen to Whole Treasure Investment Ltd. at a total consideration of RMB 19,000,000 (approximately $2,784,450). After completing the transfer formalities, the Company no longer holds any share in Evergreen. As of June 30, 2013, the receivable for disposal of Evergreen was $0.

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

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from June 30, 2013 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. (See Note17)

INTERIM FINANCIAL STATEMENTS

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

NOTE 3 – INVENTORY

Inventory as of June 30, 2013 and December 31, 2012 consisted of the following:

	June 30,	December 31,
	2013	2012

Raw materials	$ 126,349	$ 144,645
Finished goods	144,064	81,430
Total	$ 270,413	$ 226,075

NOTE 4 – OTHER CURRENT ASSETS

	June 30,	December 31,
	2013	2012

Prepayments to vendors	$ 61,810	$ 54,974
Other receivables	63,585	80,967
Total	$ 125,395	$ 135,941

Other current assets consisted mainly of prepayments to vendors for goods and services, petty cash for employees and rent deposit. The balance of other current assets as of June 30, 2013 and December 31, 2012 was $125,395 and $135,941, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net as of June 30, 2013 and December 31, 2012 consists of the following:

	June 30, 2013	December 31, 2012

Office equipment	$ 49,119	$ 48,117
Furniture and fixtures	1,216	1,192
Motor vehicles	362,417	355,025
Building and structure	269,206	263,715
Bottled water production equipment	944,195	923,706
Subtotal	1,626,154	1,591,755
Less: accumulated depreciation	926,788	819,871

Construction in progress	8,369	8,199
Total	$ 707,735	$ 780,083

Depreciation expense for the three months ended June 30, 2013 and 2012 was $18,102 and $19,377, respectively, and for the six months ended June 30, 2013 and 2012 was $42,112 and $36,163, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets at June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013	December 31, 2012

Rights to use land	$ 216,442	$ 214,561
Less: accumulated amortization	7,150	3,049
Total	$ 209,292	$ 211,512

Amortization expense for the three months ended June 30, 2013 and 2012 was $1,254 and $1,210, and for the six months ended June 30, 2013 and 2012 was $2,444 and $2,406, respectively.

NOTE 7 - GOODWILL

On January 23, 2008, the Company completed its acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited for a consideration of $13.45 million. Goodwill, which is equal to the excess of cost over the fair value of acquired assets, has been recorded in conjunction with the acquisition. Goodwill is accounted for in accordance with ASC 350 (formerly SFAS 142). Under ASC 350, goodwill is not amortized and is subject to impairment test, at least annually, when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The test of goodwill impairment consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The Company estimates the fair value of the reporting unit using a discounted cash flow (“DCF”) model. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 450-10 (formerly SFAS No 141(R)), “Business Combinations”. After recognizing an impairment loss of $7,499,608 at December 31, 2010, the adjusted balance of goodwill at June 30, 2013 was as follows:

Balance as of December 31, 2012	$ 6,265,931
Foreign currency exchange adjustment	296,448
Adjusted balance as of June 30, 2013	$ 6,562,379

NOTE 8 –ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013	December 31, 2012
Accounts payable	$ 235,773	$ 214,905
Accrued expenses	5,671	5,556
Total	$ 241,444	$ 220,461

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities as of June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013	December 31, 2012
City maintenance construction tax and value added tax	$ 35,365	$ 31,948
Contribution for employee welfare plan	39,956	39,213
Customer deposits	362,402	219,558
Registration right liability	1,324,735	1,324,735
Other payables	426,359	380,303
Total	$ 2,196,694	$ 1,995,757

NOTE 10 – DUE TO RELATED COMPANIES

As of June 30, 2013 and December 31, 2012, the balance due to related companies was $1,030,751 and $799,740, respectively. This balance represents financing obtained from Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) and Beijing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”) in which Mr. Pu, the Chairman of the Board, has equity interests. All amounts are non-interest-bearing, unsecured and repayable on demand.

NOTE 11– DUE TO AFFILIATED COMPANIES

As of June 30, 2013 and December 31, 2012, the balance due to affiliated companies was $2,169,855 and $2,125,601, respectively. This balance represents financing obtained from Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”). All amounts are non-interest-bearing, unsecured and repayable on demand.

NOTE 12 –Long-term bank loan

The Company’s short term bank loans consisted of the follows:

	June30,	December 31,
	2013	2012
The interest rate is a variable rate equal to 15% per annum above the floating base interest for loans of the same term promulgated by the People’s Bank of China. The average annual interest rate for the year ended December 31, 2013 was approximately 7.65%. The loan was designated to finance the operation of the Company.	$2,184,300	$2,234,850

Total	$2,184,300	$2,234,850

NOTE 13 – INCOME TAXES

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiaries, which solely operate in the PRC. As the Company is a U.S. holding company, it did not generate any revenues for the six months ended June 30, 2013 and 2012, and therefore there was no income tax provision or benefit for U.S. income tax purpose.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC and are subject to statutory income tax rate of 25%. For the six months ended June 30, 2013 and 2012, the income tax provision for the Company was $4, and $356, respectively.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net loss attributable to CHWG	$ (98,309)	$ (141,744)	$ (315,748)	$ (505,277)

Weighted average common shares	169,133,450	169,133,450	169,133,450	169,133,450
(denominator for basic
income per share)
Effect of dilutive securities:	-	-	-	-

Weighted average common shares	169,133,450	169,133,450	169,133,450	169,133,450
(denominator for diluted
income per share)
Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

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

NOTE 16 – RISK OF CONCENTRATIONS IN SALES AND PURCHASES

One major vendor accounted for approximately 26% and 35% of the Company’s cost for purchases for the six months ended June 30, 2013 and 2012, respectively. Total purchases from the vendor were $29,460 and $44,690 for the six months ended June 30, 2013 and 2012, respectively.

Two major customers accounted for approximately31% or $124,622 For the six months ended June 30, 2012, and one major customers accounted for approximately31% or $38,961 For the six months ended June 30, 2013.

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions which hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

NOTE 17- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is the supplemental information relating to the consolidated statements of cash flows:

	For the Six Months Ended June 30,
	2013	2012

Cash paid for interest	$ (78,707)	$ (90,749)
Cash paid for income taxes	$ 4	$ 356

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

RESULTS OF OPERATIONS

Quarter Ended June 30, 2013 vs. Quarter Ended June 30, 2012

Total revenue. We reported total revenue of $217,208 for the three months ended June 30, 2013 which increased by approximately $19,413 or 10% as compared to $197,795 for the three months ended June 30, 2012. After the year 2009 the Company reassessed its sales policy then proved more suitable channels of distribution for its bottled water. The increased sales mainly resulted in 2013 the Company has obtained more new channels of distribution especially in Jiang Su and Zhe Jiang province, Chengdu Sichuan province ,China and the Company enlarged market promotion at the same time.

Cost of revenue. Our total cost of revenue increased by $2,392 approximately 2% from $101,952 for the three months ended June 30, 2012 to $104,345 for the three months ended June 30,2013. This was primarily due to the increased materials and labor cost.

Gross profit. Gross profit, as a percentage of total revenue for the three months ended June 30, 2013 and 2012, was approximately 52% or $112,863 as compared to48% or $95,843. Increased gross margins were mainly due to the decreased unit cost due to increased production volume.

Operating expenses. Our total operating expenses for the three months ended June 30, 2013 and 2012 were $182,263 and $206,218, respectively. The principal components of operating expenses were selling and distribution expenses, administrative salaries and benefits, depreciation and amortization, travel expense, rental expense and other general administration cost. A decrease in operating expenses for the three months ended June 30, 2013 of $23,955 as compared to the three months ended June 30, 2012 was primarily due to the reduction of selling and administrative expenses during second quarter of 2013.

Net loss. We had a net loss of $108,504 for the three months ended June 30, 2013, and $155,508 for the three months ended June 30, 2012. The decrease of net loss was primarily due to the increased sales volume, the decreased materials and cost to the production and the decreased promotional cost.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow generated from financing. Net cash used in financing activities during the three months ended June 30, 2013 was $238,311, which was mainly attributable to the proceeds due to affiliated (related) companies. Our cash and cash equivalents were $147,126. We plan to secure bank loans to support our future projects. Our Chairman, the majority shareholder, has also promised to provide additional funds when needed. However, this promise is not a legally binding commitment.

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

Allowances for accounts receivable. Our provisioning policy for bad and doubtful debt is based on the evaluation of collectability and aging analysis of accounts receivable and on management's judgment. We do not require collateral or other security to support client receivables. We conduct periodic reviews of our clients' financial condition and customer payment practices to minimize collection risks on accounts receivable. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. As of June 30, 2013, we had made $774,027 allowance for doubtful debts.

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

Recently issued accounting pronouncements

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.” The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross reference to other disclosures required under US GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

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

Other than those disclosed above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the second quarter of our 2013 fiscal year.

Material Weaknesses as at June 30, 2013

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

CHINA WATER GROUP, INC.
(Registrant)

Dated: October 2, 2015	By: /s/ Wenge Fang
Wenge Fang,
Chief Executive Officer

Dated: October 2, 2015	By: /s/ Ding Rencai
Ding Rencai,
Chief Financial Officer