Form 10-Q
period 2013-09-30
China Water Group, Inc.
filed 2015-10-13
CIK 1083459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 169,133,450 shares of common stock, par value $.0001 per share, as of September 30, 2013.

Transitional Small Business Disclosure Format (Check one).  Yes [  ]  No [X]

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA WATER GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 AND 2012

(UNAUDITED)

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

CHINA WATER GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
Assets	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	220,285	$ 69,183
Accounts receivable, net of allowance for doubtful accounts of $806,727 and $774,516 as of September 30, 2013 and December 31, 2012, respectively	383,986	71,605
Inventory	254,411	226,075
Other current assets	75,534	135,941
Total current assets	934,216	502,804
Property, plant and equipment, net	712,710	780,083
Intangible assets, net	208,096	211,511
Goodwill	6,652,212	6,265,931
Total assets	8,507,235	7,760,329
Liabilities
Current liabilities:
Accounts payable and accrued expenses	230,247	220,461
Due to shareholders	375,039	253,848
Due to related companies	1,308,718	799,740
Due to affiliated companies	2,183,266	2,125,601
Other current liabilities Warrant liability	2,579,650	1,995,757
Total current liabilities	6,676,920	5,395,407
Long-term liabilities
Long-term bank loan	1,953,600	2,234,850
Total long-term liabilities	1,953,600	2,234,850
Total liabilities	8,630,520	7,630,257
Equity
Stockholders' equity:
Preferred stock, $0.001 par value, 50,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized, 169,133,450 and 169,133,450 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	169,133	169,133
Additional paid-in capital	12,051,782	12,051,782
Accumulated deficit	(14,337,815)	(13,881,421)
Accumulated other comprehensive income	2,568,333	2,304,121
Total stockholders' equity	451,433	643,615
Non-controlling interest	(574,718)	(513,543)
Total equity	(123,285)	130,072
Total liabilities and equity	$ 8,507,235	$ 7,760,329

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012

Sales	$ 242,283	$ 254,161	$ 575,444	$ 541,510
Cost of sales	116,380	134,205	269,667	302,105
Gross profit	125,903	119,956	305,777	239,405

Operating expenses:
Selling and distribution expenses	76,643	51,418	176,475	128,194
General and administrative expenses	163,257	106,405	513,507	603,047
Total operating expenses	239,900	157,823	689,982	731,241

Loss from operations	(113,997)	(37,867)	(384,205)	(491,836)

Other income (expense):
Interest expense	(39,015)	(46,172)	(117,922)	(136,921)
Other expenses	(6)	(428)	895	392
Total other income (expense)	(39,021)	(46,600)	(117,027)	(136,529)

Loss before income taxes	(153,018)	(84,467)	(501,232)	(628,365)

Provision for income taxes	1,839	38	1,843	394

Net loss	(154,857)	(84,505)	(503,075)	(628,759)

Less: net loss attributable to noncontrolling interest	(14,211)	(8,607)	(46,681)	(47,584)

Net loss attributable to China Water Group, Inc.	$ (140,646)	$ (75,898)	$ (456,394)	$ (581,175)

Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of shares:
Basic	169,133,450	169,133,450	169,133,450	169,133,450
Diluted	169,133,450	169,133,450	169,133,450	169,133,450

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net loss	$ (154,857)	$ (84,505)	$ (503,075)	$ (628,759)

Other comprehensive income
Foreign currency translation adjustment	56,949	(18,635)	249,719	45,963

Total other comprehensive income	56,949	(18,635)	249,719	45,963

Total Comprehensive income (loss)	(97,908)	(103,140)	(253,356)	(582,796)

Less: comprehensive loss attributable to the noncontrolling interest	(17,684)	(7,696)	(61,174)	(49,522)
Comprehensive income (loss) attributable to China Water Group, Inc.	$ (80,224)	$ (95,444)	$ (192,182)	$ (533,274)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA WATER GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(503,075)	$(628,759)
Adjustments to reconcile net income to net cash provided by (used in)
Operating activities:
Depreciation and amortization	104,276	205,409
Provision for bad debt	30,123	4,133
Changes in operating assets and liabilities :		-
Accounts receivable	(317,819)	(39,955)
Inventory	(21,939)	36,523
Other current assets	44,277	(108,830)
Accounts payable and accrued expenses	3,760	65,753
Income tax payable	(47)	113
Other current liabilities	559,022	125,829
Total adjustments	401,653	288,975
Net cash provided used in operating activities	(101,422)	(339,784)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(7,746)	(52,702)
Acquisition of intangible assets	-	24,511
Due from related company	-	101,704
Net cash used in investing activities	(7,746)	73,513

Cash flows from financing activities:
Due to shareholders	112,947	(63,202)
Due to related companies	481,497	380,145
Long-term borrowing	(337,822)	(142,452)
Net cash provided by financing activities	256,622	174,491

Effect of foreign currency translation on cash and cash equivalents	3,648	807

Net increase in cash and cash equivalents	151,102	(90,973)
Cash and cash equivalents - beginning	69,183	157,955
Cash and cash equivalents - ending	$220,285	$66,982

Supplemental schedule of non-cash activities:
Issuance of common stock pursuant to conversion of other payables for acquisition of a subsidiary		-

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

On January 8, 2008, the Chinese government approved the sale of Evergreen’s 58% of the total equity interest in Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”) to WenmingPu at a total consideration of RMB 7,308,600. After completing the transfer formalities, Evergreen held 32% of total equity of Xinxingmei, instead of the previous 90% interest.

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

In January, 2009, the Company sold 100% of the equity interest in Evergreen to Whole Treasure Investment Ltd. at a total consideration of RMB 19,000,000 (approximately $2,784,450). After completingthe transfer formalities, the Company no longer holds any share in Evergreen. As of September 30, 2013, the receivable for disposal of Evergreen was $0.

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

In preparing the accompanying unaudited consolidated financial statements, the Company evaluated the period from September 30, 2013 through the date the financial statements were issued for material subsequent events requiring recognition or disclosure. (See Note17)

INTERIM FINANCIAL STATEMENTS

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

NOTE 3 – INVENTORY

Inventory as of September 30, 2013 and December 31, 2012 consisted of the following:

	September 30,	December 31,
	2013	2012

Raw materials	$ 119,988	$ 144,645
Finished goods	134,423	81,430
Total	$ 254,411	$ 226,075

NOTE 4 – OTHER CURRENT ASSETS

	September 30,	December 31,
	2013	2012

Prepayments to vendors	$ 55,500	$ 54,974
Other receivables	20,034	80,967
Total	$ 75,534	$ 135,941

Other current assets consisted mainly of prepayments to vendors for goods and services. The balance of other current assets as of September 30, 2013 and December 31, 2012 was $75,534and $135,941, respectively.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net as of September 30, 2013 and December 31, 2012 consists of the following:

	September 30, 2013	December 31, 2012

Office equipment	$ 49,423	$ 48,117
Furniture and fixtures	1,224	1,192
Motor vehicles	364,193	355,025
Building and structure	270,870	263,715
Bottled water production equipment	957,067	923,706
Subtotal	1,642,777	1,591,755
Less: accumulated depreciation	938,489	819,871

Construction in progress	8,422	8,199
Total	$ 712,710	$ 780,083

Depreciation expense for the three months ended September 30, 2013 and 2012 was $ 19,112and $18,054, respectively, and for the nine months ended September 30, 2013 and 2012 was $ 61,223and $54,217, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets at September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013	December 31, 2012

Rights to use land	$ 216,548	$ 214,560
Less: accumulated amortization	8,452	3,049
Total	$ 208,096	$ 211,511

Amortization expense for the three months ended September 30, 2013 and 2012 was $1,271and $1,216, and for the nine months ended September 30, 2013 and 2012 was $ 3,716and $3,622, respectively.

NOTE 7 - GOODWILL

On January 23, 2008, the Company completed its acquisition of 90% equity interest in Guangzhou Xinchen Water Company Limited from Fortune Luck Global International Limited for a consideration of $13.45 million. Goodwill, which is equal to the excess of cost over the fair value of acquired assets, has been recorded in conjunction with the acquisition. Goodwill is accounted for in accordance with ASC 350 (formerly SFAS 142). Under ASC 350, goodwill is not amortized and is subject to impairment test, at least annually, when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. The test of goodwill impairment consists of two steps. First, the identification of potential impairment is performed by comparing the fair value of the reporting unit to its carrying amount, including goodwill. The Company estimates the fair value of the reporting unit using a discounted cash flow (“DCF”) model. Second, if there is impairment identified in the first step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with ASC 450-10 (formerly SFAS No 141(R)), “Business Combinations”. After recognizing an impairment loss of $7,499,608 at December 31, 2010, the adjusted balance of goodwill at September 30, 2013 was as follows:

Balance as of December 31, 2012	$ 6,265,931
Foreign currency exchange adjustment	386,281
Adjusted balance as of September 30, 2013	$ 6,652,212

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013	December 31, 2012
Accounts payable	$ 224,540	$ 214,905
Accrued expenses	5,707	5,556
Total	$ 230,247	$ 220,461

The carrying value of accounts payable and accrued expenses approximates their fair value due to the short-term nature of these obligations.

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities as of September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013	December 31, 2012

City maintenance construction tax and value added tax	$ 30,360	$ 31,948
Contribution for employee welfare plan	39,697	39,213
Customer deposits	735,730	219,558
Registration right liability	1,324,735	1,324,735
Other payables	449,128	380,303
Total	$ 2,579,650	$ 1,995,757

NOTE 10 – DUE TO RELATED COMPANIES

As of September 30, 2013 and December 31, 2012, the balance due to related companies was $1,308,718and $799,740, respectively. This balance represents financing obtained from Guang Dong Xin Sheng Environmental Protection Company Limited (“GDXS”) and Beijing Zhao Cheng Chuang Zhan Investment Company Limited (“BJZC”) in which Mr. Pu, the Chairman of the Board, has equity interests. All amounts are non-interest-bearing, unsecured and repayable on demand.

NOTE 11 – DUE TO AFFILIATED COMPANIES

As of September 30, 2013 and December 31, 2012, the balance due to affiliated companies was $2,183,266and $2,125,601, respectively. This balance represents financing obtained from Guang Dong Xin Xing Mei Biology Company Limited (“Xinxingmei”). All amounts are non-interest-bearing, unsecured and repayable on demand.

NOTE 12 – Long-term bank loan

The Company’s short term bank loans consisted of the follows:

	September30,	December 31,
	2013	2012
The interest rate is a variable rate equal to 15% per annum above the floating base interest for loans of the same term promulgated by the People’s Bank of China. The average annual interest rate for the year ended December 31, 2013 was approximately 7.65%. The loan was designated to finance the operation of the Company.	$1,953,600	$2,234,850
Total	$1,953,600	$2,234,850

NOTE 13 – INCOME TAXES

The Company is a Nevada corporation and conducts all of its business through its Chinese subsidiaries, which solely operate in the PRC. As the Company is a U.S. holding company, it did not generate any revenues for the nine months ended September 30, 2013 and 2012, and therefore there was no income tax provision or benefit for U.S. income tax purpose.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the PRC and are subject to statutory income tax rate of 25%. For the nine months ended September 30, 2013 and 2012, the income tax provision for the Company was $1,843 and $394respectively.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss attributable to CHWG	$ (140,646)	$ (75,898)	$ (456,394)	$ (581,175)

Weighted average common shares	169,133,450	169,133,450	169,133,450	169,133,450
(denominator for basic
income per share)
Effect of dilutive securities:	-	-	-	-

Weighted average common shares	169,133,450	169,133,450	169,133,450	169,133,450
(denominator for diluted
income per share)
Basic loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Diluted loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

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

NOTE 16 – RISK OF CONCENTRATIONS IN SALES AND PURCHASES

One major vendor accounted for approximately 36% and 28% of the Company’s cost for purchases for the nine months ended September 30, 2013 and 2012, respectively. Total purchases from the vendor were $ 65,480 and $51,659 for the nine months ended September 30, 2013 and 2012, respectively.

No single customer accounted for more than 10% of the Company’s sales for the nine months ended September 30, 2013 and One major customer accounted for approximately10% or $55,08 for the nine months ended September 30, 2012,

Financial instruments which potentially subject the Company to credit risk consist principally of cash on deposit with financial institutions. Management believes that the financial institutions which hold the Company’s cash and cash equivalents are financially sound and minimal credit risk exists with respect to these investments.

NOTE 17- SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

The following is the supplemental information relating to the consolidated statements of cash flows:

	For the Nine months ended September 30,
	2013	2012

Cash paid for interest	$ 117,549	$ 136,921
Cash paid for income taxes	$ 1,843	$ 394

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

RESULTS OF OPERATIONS

Quarter Ended September 31, 2013 vs. Quarter Ended September 31, 2012

Total revenue.  We reported total revenue of $242,283for the three months ended September 31, 2013 which decreased by approximately 11,878 or 5% as compared to $254,161 for the three months ended September 31, 2012. The slight decreased due to the Company that has obtained more new channels of distribution especially in Jiang Su and Zhe Jiang province,Chengdu SiChuan province,China temporarily adjust marketing policy to sale the product.

Cost of revenue.  Our total cost of revenue decreased by $17,825approximately 13% from $134,205 for the three months ended September 31, 2012 to $116,380 for the three months ended September 31,2013. This was primarily due to the decreased materials and labor cost.

Gross profit.  Gross profit, as a percentage of total revenue for the three months ended September 31, 2013 and 2012, was approximately 52% or $125,903 as compared to 47% or $ 119,956.  Increased gross margins were mainly due to the decreased unit cost and due to increased production volume.

Operating expenses.  Our total operating expenses for the three months ended September 31, 2013 and 2012 were $239,900 and $157,823, respectively. The principal components of operating expenses were selling and distribution expenses, administrative salaries and benefits, depreciation and amortization, travel expense, rental expense and other general administration cost. An increase in operating expenses for the three months ended September 31, 2013 of $82,077 as compared to the three months ended September 31, 2012 was primarily due to the increase of selling and administrative expenses during third quarter of 2013.

Net loss.  We had a net loss of $(154,857) for the three months ended September 31, 2013, and $(84,505) for the three months ended September 31, 2012.  The increase of net loss was primarily due to the decreased sales volume, the increased materials and cost to the production and the increased promotional cost.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of liquidity are our cash and cash flow generated from financing. Net cash provided in financing activities during the nine months ended September 31, 2013 was $256,622, which was mainly attributable to the proceeds due to affiliated (related) companies. Our cash and cash equivalents were $220,285. We plan to secure bank loans to support our future projects. Our Chairman, the majority shareholder, has also promised to provide additional funds when needed. However, this promise is not a legally binding commitment.

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

Allowances for accounts receivable.  Our provisioning policy for bad and doubtful debt is based on the evaluation of collectability and aging analysis of accounts receivable and on management's judgment. We do not require collateral or other security to support client receivables. We conduct periodic reviews of our clients' financial condition and customer payment practices to minimize collection risks on accounts receivable. This review is based on a considerable amount of judgment which is required in assessing the ultimate realization of these receivables, including the current creditworthiness and the past collection history of each customer. As of September 31, 2013, we had made $772,561 allowance for doubtful debts.

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

Recently issued accounting pronouncements

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.” The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-referenced other disclosures required under US GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

In March 2013, the FASB issued guidance on a parent company’s accounting for the cumulative translation adjustment upon derecognition of subsidiary or group of assets within a foreign entity. This new guidance requires that the parent company releases any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for the Company beginning July 1, 2014. The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

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

Other than those disclosed above, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the third quarter of our 2013 fiscal year.

Material Weaknesses as at September 31, 2013

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

CHINA WATER GROUP, INC.
(Registrant)

Dated: October 13, 2015	By: /s/ Wenge Fang
Wenge Fang,
Chief Executive Officer

Dated: October 13, 2015	By: /s/ Ding Rencai
Ding Rencai,
Chief Financial Officer